Form 10QSB
period 1996-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 1996-06-14
CIK 875622

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                  FORM 10-QSB
     (Mark One)

     [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: APRIL 30, 1996
                                     --------------

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE EXCHANGE ACT


     Commission File number: 0-19879
                             -------


                        BIOSPECIFICS TECHNOLOGIES CORP.
                        -------------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

                      Delaware                    11-3054851
                      --------                    ---------
            (State of Incorporation)      (IRS Employer I.D. Number)

                                 35 Wilbur St.
                              Lynbrook, NY  11563
                              -------------------
                    (Address of principal executive offices)

                                 (516) 593-7000
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No__
    ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,883,396 shares of Common
                                                  ---------------------------
Stock, $0.001 par value as of May 23, 1996.
- -------------------------------------------

                                     INDEX
                                     -----

                                                         Page
                                                         ----

PART I - FINANCIAL INFORMATION                            3

Item 1.  Financial Statements                             3

Consolidated Financial Statements:

     Balance Sheets as of April 30,
     1996 (unaudited) and January 31,
     1996                                                 3

     Statements of Operations for the Three Months
     Ended April 30, 1996 and 1995 (unaudited)            4

     Statements of Cash Flows for the Three Months
     Ended April 30, 1996 and 1995 (unaudited)            5

     Notes to Consolidated Interim                        6
     Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations            7



SIGNATURES                                                10

              PART I.  FINANCIAL INFORMATION
              Item 1.  Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                                   (Unaudited)

                                                                     April 30,                               January 31,
ASSETS                                                                    1996                                      1996
                                                                   ------------                               ----------
Cash and cash equivalents                                           $2,446,527                                $2,288,316
Marketable securities                                                2,416,167                                 2,395,534
Accounts receivable                                                  1,067,187                                 1,186,526
Inventory                                                            1,451,696                                 1,435,767
Prepaid expenses & other current assets                                327,609                                   340,616
                                                                   ------------                               ----------
   Total current assets                                              7,709,186                                 7,646,759

Property,  plant, and equipment - net                                  958,481                                   981,082
Other assets                                                           597,278                                   639,046
                                                                   ------------                               ----------
TOTAL ASSETS                                                        $9,264,945                                $9,266,887
                                                                   ============                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                 $974,057                                  $993,577
Notes payable to related parties                                        10,805                                    10,570
Income taxes payable                                                    15,740                                   140,090
Deferred revenue                                                       130,000                                   130,000
                                                                   ------------                               ----------
     Total current liabilities                                       1,130,602                                 1,274,237

Minority interest in subsidiaries                                      152,583                                   148,458

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                       --                                        --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,883,396 shares issued and outstanding
  at April 30, 1996 and January 31, 1996                                 4,883                                     4,883
Additional paid-in capital                                           3,556,145                                 3,556,145
Retained earnings                                                    4,603,242                                 4,465,674
                                                                   ------------                               ----------
                                                                     8,164,270                                 8,026,702
Less: Treasury stock - 10,000 shares at cost                          (182,510)                                 (182,510)
    Stockholders' equity - net                                       7,981,760                                 7,844,192
                                                                   ------------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $9,264,945                                $9,266,887
                                                                   ============                               ==========
See accompanying notes to consolidated
financial statements.
                                                                 3

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Operations



                                                                                        Unaudited
                                                                                    Three Months Ended
                                                                                         April 30,

                                                                            1996                       1995
                                                                        --------------              ------------
Revenues:
   Net sales                                                               $850,203                   $150,825
   Royalties                                                                470,297                    380,052
Total Revenues                                                            1,320,500                    530,877
                                                                        --------------              ------------

Costs & Expenses:
   Cost of sales                                                            397,299                    256,837
   Selling, general and administrative                                      367,446                    384,855
   Research and development                                                 358,476                    404,912
Total Costs & Expenses                                                    1,123,221                  1,046,604
                                                                        --------------              -----------

Income (loss) from operations                                               197,279                   (515,727)

Other income (expense):
   Investment & other income                                                 30,029                    163,261
   Interest expense and other charges                                        (1,964)                    (2,981)
                                                                        --------------              ------------
Total other income - net                                                     28,065                    160,280

Income (loss) before taxes                                                  225,344                   (355,447)
   (Provision) benefit for income taxes                                     (83,650)                    91,100
                                                                        --------------              -----------
Income (loss) before minority interest                                      141,694                   (264,347)
   Minority interest in net income (loss)
   of subsidiaries                                                            4,125                     (6,970)
                                                                        --------------              -----------
Net income (loss)                                                          $137,569                  ($257,377)
                                                                        ==============              ===========


Net income (loss) per common share                                            $0.03                     ($0.05)
                                                                        ==============              ===========

Weighted average number of shares used in
computing net income (loss) per share                                     4,917,573                  4,871,346
                                                                        ==============           ==============

See accompanying notes to consolidated
financial statements
                                       4

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                  (unaudited)
                                                                             Three months ended
                                                                                  April 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                               1996                        1995
                                                                  -----------                 -----------
 Net income (loss)                                                  $137,569                   ($257,377)
  Adjustments to reconcile net income (loss)
  to cash provided by/(used by) operating activities:
    Depreciation                                                      46,235                      47,003
    (Gain)/loss on marketable securities - net                        28,568                     (63,713)
    Costs associated with issuance of common stock o                       -                      20,000
    Minority interest in gains (losses) of subsidiar                   4,125                      (6,970)

  Changes in operating assets and liabilities:
   Net sales (purchases) of marketable securities                    (49,201)                    382,721
   Decrease in accounts receivable                                   119,339                   1,152,792
    Increase in inventory                                            (15,929)                   (164,095)
    Decrease (increase) in prepaid and other current                  13,007                    (193,165)
    Decrease (increase) in other assets                               41,768                      (5,912)
    Decrease in accounts payable & accruals                          (19,521)                   (102,147)
    Increase in due to related parties                                   235                           -
    Decrease in income taxes payable                                (124,350)                   (176,441)
                                                                  -----------                 -----------
      Net cash provided by operating activities                      181,845                     632,696
                                                                  -----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                    (23,634)                    (19,445)
                                                                  -----------                 -----------
     Net cash used in investing activities                          (23,634)                    (19,445)

INCREASE IN CASH AND CASH EQUIVALENTS                                158,211                     613,251

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                              2,288,316                   1,438,368
                                                                  -----------                 -----------
  End of Period                                                   $2,446,527                  $2,051,619
                                                                  ===========                 ===========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                                $1,964                      $2,982
                                                                  ============                ===========
  Cash paid during period for income taxes                          $208,000                    $194,000
                                                                  ============                ===========
See accompanying note to consolidated
financial statements

                                       5

                        BIOSPECIFICS TECHNOLOGIES CORP.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                  (UNAUDITED)

1.  Description of Business and Basis of Presentation - BioSpecifics
    -------------------------------------------------
Technologies Corp. (the Company) serves as a holding company for Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany, which was established on November 1, 1995.

The Company, through its subsidiaries, engages in the business of producing and licensing for sale by others a U.S. Food and Drug Administration ("FDA") approved enzyme product named Collagenase ABC, and researching, developing and clinically testing additional products derived therefrom for potential use as pharmaceuticals. The Company currently derives revenues through a licensing agreement with a major pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Historically, sales of the product have been principally to KPC and its affiliated pharmaceutical company in Germany, Knoll AG ("KAG"). The license with KPC expires in 2003. The cancellation of the sales agreement by KPC could have a material adverse impact upon the financial condition of the Company unless the Company is successful in its active effort to secure other licensees. The license with KAG expired in December 1992.

The Company has licensing agreements with foreign companies which will attempt to market collagenase, either as a topical product or an injectable, when permitted by local governmental authorities. The Company also sells relatively small amounts of collagenase ABC to pharmaceutical companies in Latin America and India.

2.  Interim Financial Statements - In the opinion of management, the
    ----------------------------
accompanying consolidated financial statements of the Company and its subsidiaries reflect all adjustments necessary to present fairly, in all material respects, the Company's financial position as of April 30, 1996 and the results of operations and cash flows for the three months ended April 30, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.

3.  Earnings (loss) per Share - Earnings per share is computed by dividing net
    -------------------------
income available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants was included in the calculation for the three months ended April 30, 1996. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants are not included in any period when the effect would be anti-dilutive.

4.  Accounting for Stock Based Compensation - In October 1995, The Financial
    ---------------------------------------
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non employees. SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments.
Entities electing not to adopt a fair value method must make pro-forma disclosures of net income and earnings per share as if a fair value based method had been applied. SFAS 123 requires a fair value method for stock options or similar equity instruments issued to non employees. The Statement is effective for fiscal year 1997. The Company does not expect that it will adopt a fair value based method and therefore does not expect the adoption of SFAS 123 to have material impact on its financial position or results of operations.

5.  Reclassifications - Certain reclassifications have been made to the April
    -----------------
30, 1996 financial statements to conform to financial statement presentations made for the year ended January 31, 1996.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
- --------------------------------------------------------------------------------

The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance of the Company's products in development, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1996.

Three months ended April 30, 1996 and 1995
- ------------------------------------------

Net Sales - Net sales for the three months ended April 30, 1996 and 1995 were
- ---------
$850,203 and $150,825 respectively, representing an increase of $699,378 or 464%. In 1995, KPC established a policy of "just in time" purchases of bulk materials and reduction of finished goods on hand, and lowered its purchases of collagenase to bring its inventory in line with its policy during that year's first quarter. The Company believes that KPC has completed the implementation of its policy.

Royalties and License fee - Royalties for the three months ended April 30, 1996
- -------------------------
and 1995 were $470,297 and $380,052 respectively, representing an increase of $90,245 or 24%. The increase is due to the substantial increase in after market sales of Collagenase ointment ("Collagenase Santyl(R)") in the United States by KPC, as reported to the Company by KPC.

Cost of Sales - Cost of sales for the three months ended April 30, 1996 and 1995
- -------------
were $397,299 and $256,837 respectively, an increase of $140,462 due to the higher level of sales in the first quarter 1996.

Selling, general and administrative - Selling, general and administrative
- -----------------------------------
("SG&A") expenses for the three months ended April 30, 1996 and 1995 were $367,446 and $384,855, respectively. In the 1995 period, the Company incurred legal fees for the arbitration of a canceled contract; such costs were not incurred in the 1996 period. The 1996 SG&A expense includes the costs of the Company's new subsidiary in Germany, Bio-Pharma, which was not in existence in the 1995 period.

Research and development - Research and development ("R&D") expense for the
- ------------------------
three months ended April 30, 1996 and 1995 was $358,476 and $404,912 respectively, representing a decrease of $46,436 or 11%. The 1995 R&D amount includes development costs involved in registering the Company's potential products in Europe. These costs were not incurred in the 1996 period.

The Company is focusing its R&D on developing injectable collagenase for certain disease conditions by sponsoring clinical trials in the United States. The Company does not expect its current year (fiscal 1997) R&D expense to exceed that of last year (fiscal 1996).

Other income (expense) net - Other income (expense) net for the three months
- --------------------------
ended April 30, 1996 and 1995 was $28,065 and $160,280 respectively. The decrease of $133,232 was primarily attributable to the 1995 period's realized gains on sales of trading securities and reduction in the unrealized holding losses of trading securities, particularly fixed income trading securities.

(Provision) benefit for income taxes -  The (provision) benefit for income taxes
- ------------------------------------
for the three months ended April 30, 1996 and 1995 was ($83,650) and $91,100 respectively. The current period provision is due to profitable operations.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
- ---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties and periodic license fees. At April 30, 1996, the Company had working capital of approximately $6,578,000 which includes cash and cash equivalents, and marketable securities of approximately $4,862,000. The principal source of cash during the three months ended April 30, 1996 was approximately $182,000 from operating activities. At April 30, 1996 the Company had no material commitments for capital expenditures.

In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurance, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis.

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BioSpecifics Technologies Corp.
                                         (Registrant)



Date:  June 12, 1996
       -------------



By:/s/ Edwin H. Wegman
   -------------------
     Edwin H. Wegman
     Chairman and President
     Chief Executive Officer



Date:  June 12, 1996
       -------------



By: /s/ Albert Horcher
    ------------------
     Albert Horcher
     Controller, Principal Financial
     and Chief Accounting Officer