Form 10QSB
period 1996-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1996-09-12
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: July 31, 1996
                                      -------------

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE EXCHANGE ACT


      Commission File number: 0-19879
                              -------

                         BioSpecifics Technologies Corp.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      11-3054851
           --------                                      ----------
   (State of Incorporation)                      (IRS Employer I.D. Number)

                                  35 Wilbur St.
                               Lynbrook, NY 11563
                               ------------------
                    (Address of principal executive offices)

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

Yes  x    No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,883,396 shares of Common
                                                      --------------------------
Stock, $0.001 par value as of September 1, 1996.
- ------------------------------------------------

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION                                         3


Item 1.  Financial Statements                                          3


Consolidated Financial Statements:


      Balance Sheets as of July 31, 1996 (unaudited) and January       3
      31, 1996


      Statements of Operations  for the Three and Six Months Ended
      July 31, 1996 and 1995 (unaudited)                               4


      Statements  of Cash Flows for the Six Months  Ended July 31,
      1996 and 1995 (unaudited)                                        5


      Notes to Consolidated Interim Financial Statements
      (unaudited)                                                      6


Item  2.   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                    8


Part II - Other Information                                           11


SIGNATURES                                                            12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                       (Unaudited)
                                                           July 31,    January 31,
ASSETS                                                         1996           1996
                                                        -----------    -----------
Cash and cash equivalents                               $ 3,044,514    $ 2,288,316
Marketable securities                                     1,887,708      2,395,534
Accounts receivable                                       1,212,257      1,186,526
Inventory                                                 1,519,220      1,435,767
Prepaid expenses & other current assets                     375,737        340,616
                                                        ...........    ...........
   Total current assets                                   8,039,436      7,646,759

Property,  plant, and equipment - net                       906,056        981,082
Other assets                                                596,514        639,046
                                                        ...........    ...........

TOTAL ASSETS                                            $ 9,542,006    $ 9,266,887
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   $   538,013    $   993,577
Notes payable to related parties                             11,040         10,570
Income taxes payable                                        278,300        140,090
Deferred revenue                                            130,000        130,000
                                                        ...........    ...........
     Total current liabilities                              957,353      1,274,237

Minority interest in subsidiaries                           167,583        148,458

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                          --             --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,883,396 shares issued and outstanding
  at July 31, 1996 and January 31, 1996                       4,883          4,883
Additional paid-in capital                                3,556,145      3,556,145
Retained earnings                                         5,038,552      4,465,674
                                                        ...........    ...........
                                                          8,599,580      8,026,702
Less: Treasury stock - 10,000 shares at cost               (182,510)      (182,510)
                                                        ...........    ...........
    Stockholders' equity - net                            8,417,070      7,844,192

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 9,542,006    $ 9,266,887
                                                        ===========    ===========

See accompanying notes to consolidated
financial statements.


Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                        (Unaudited)                    (Unaudited)
                                                                     Three months ended             Six months ended
                                                                          July 31,                       July 31,
                                                                    1996           1995            1996            1995
                                                            ------------------------------------------------------------
Revenues:
   Net sales                                                  $1,150,458       $999,310      $2,000,661      $1,150,135
   Royalties                                                     726,844        465,176      $1,197,141        $845,228
   License fees                                                   20,000            - -          20,000             - -
                                                            ............................................................
Total Revenues                                                 1,897,302      1,464,486       3,217,802       1,995,363
                                                            ------------------------------------------------------------

Costs & Expenses:
   Cost of sales                                                 439,371        330,650         836,670         587,487
   Selling, general and administrative                           371,103        444,460         738,549         829,315
   Research and development                                      404,111        534,037         762,587         938,949
                                                            ............................................................
Total Costs & Expenses                                         1,214,585      1,309,147       2,337,806       2,355,751
                                                            ------------------------------------------------------------

Income (loss) from operations                                    682,717        155,339         879,996        (360,388)

Other income (expense)
  Investment & other income                                       41,475        115,462          71,504         278,723
  Interest expense                                                (1,322)        (4,960)         (3,286)         (7,941)
                                                            ............................................................
Total other income - net                                          40,153        110,502          68,218         270,782
                                                            ------------------------------------------------------------

Income (loss) before provision for income taxes                  722,870        265,841         948,214         (89,606)
   Provision for income taxes                                   (272,560)      (117,050)       (356,210)        (25,950)
                                                            ............................................................
Income (loss) before minority interest                           450,310        148,791         592,004        (115,556)
Less: minority interest in net income (loss) of subsidiaries      15,000          4,950          19,125          (2,020)
                                                            ............................................................
Net income (loss)                                               $435,310       $143,841        $572,879       ($113,536)
                                                            ============================================================



Net income (loss) per common share                                 $0.09          $0.03           $0.12          ($0.02)
                                                            ============================================================


Weighted average number of shares used in
computing net income (loss) per share:                         4,925,543      4,966,039       4,921,558       4,918,692
                                                            ============================================================


See accompanying notes to
consolidated financial statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                          (unaudited)
                                                                        Six months ended
                                                                            July 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                1996              1995
                                                            --------------------------------------
  Net income (loss)                                                $572,879         ($113,536)
  Adjustments to reconcile net income (loss)
  to cash provided by/(used by) operating activities:
    Depreciation                                                   100,257            98,001
    (Gain) loss on marketable securities - net                      53,230          (116,973)
    Minority interest in income (loss) of subsidiaries              19,125           (2,020)
    Issuance of stock options                                         0               20,000
  Changes in operating assets & liabilities:
    Decrease (increase) in accounts receivable                     (25,731)          733,822
    Proceeds from sales of marketable securities                   749,421           772,501
    Purchases of marketable securities                            (294,825)         (361,219)
    Increase in inventory                                          (83,453)          (86,356)
    Increase in prepaid and other current assets                   (35,121)         (117,787)
    (Increase) decrease in other assets                             42,532          (191,362)
    Decrease in accounts payable & accruals                       (455,565)         (199,832)
    Increase in deferred revenues                                     0               60,000
    (Decrease) increase in income taxes payable                    138,210           (93,847)
                                                            ......................................
      Net cash provided by operating activities                    780,959           401,392
                                                            --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                   (25,231)          (40,521)
                                                            ......................................
      Net cash used in investing activities                        (25,231)          (40,521)
                                                            --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes with related parties                           470                0
                                                            ......................................
      Net cash provided by financing activities                      470                0
                                                            --------------------------------------

INCREASE  IN CASH AND CASH EQUIVALENTS                             756,198           360,871

  CASH AND EQUIVALENTS:
  Beginning of Period                                             2,288,316         1,438,368
                                                            ......................................
  End of Period                                                   $3,044,514        $1,799,239
                                                            ======================================

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                              $1,964            $7,946
                                                            ======================================
  Cash paid during  period for income taxes                        $248,000          $194,000
                                                            ======================================

See accompanying notes to
consolidated financial statements


                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - BioSpecifics Technologies Corp. (the Company) serves as a holding company for Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany, which was established in November 1995.

The Company, through its subsidiaries, engages in the business of producing and licensing for sale by others a U.S. Food and Drug Administration ("FDA") approved enzyme product named Collagenase ABC, and researching, developing and clinically testing additional products derived therefrom for potential use as pharmaceuticals.

The Company currently derives substantially all of its revenues through a license agreement with a major US pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Since February 1, 1995, sales of collagenase have been principally to KPC, which markets it as an ointment in the United States under its trademarked name "Collagenase Santyl(R)". The license agreement with KPC expires in 2003. In the event that KPC were to cancel the license agreement for cause, which the Company believes is unlikely, the financial condition of the Company would be materially adversely impacted unless the Company were to find another licensee in the United States.

The Company has undertaken efforts to secure licensees outside the United States. The Company has licensing agreements with foreign companies to market collagenase, either as a topical product or an injectable, when permitted by local governmental authorities. The Company sells Collagenase ABC to pharmaceutical companies in Latin America and India, in relatively small amounts.

2. INTERIM FINANCIAL STATEMENTS - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 1996, the results of operations for the three and six months ended July 31, 1996 and 1995, and cash flows for the six months ended July 31, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.

3. EARNINGS (LOSS) PER SHARE - Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants was included in the calculation for the three and six months ended July 31, 1996. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants are not included in any period when the effect would be anti-dilutive.

4. ACCOUNTING FOR STOCK BASED COMPENSATION - In October 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non employees. SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Entities electing not to adopt a fair value method must make pro-forma disclosures of net income and earnings per share as if a fair value based method had been applied. SFAS 123 requires a fair value method for stock options or similar equity instruments issued to non employees. SFAS 123 is effective for fiscal year 1997. The Company does not expect that it will adopt a fair value based method and therefore does not expect the adoption of SFAS 123 to have material impact on its financial position or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
- --------------------------------------------------------------------------------

The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance, of the Company's products in development, the Company's dependence on KPC, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1996.

                    Three months ended July 31, 1996 and 1995
                    -----------------------------------------

NET SALES - Net sales for the three months ended July 31, 1996 and 1995 were $1,150,458 and $999,310 respectively, representing a $151,148 or 15% increase. The increase was primarily due to higher sales to the Company's customer in Latin America.

ROYALTIES - Royalties for the three months ended July 31, 1996 and 1995 were $726,844 and $465,176 respectively, representing a $261,668 or 56% increase from higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

LICENSE FEES - The Company earned a license fee during the quarter ended July 31, 1996 due to a product distribution agreement with a German pharmaceutical company. There were no license fees earned in the quarter ended July 31, 1995 period.

COST OF SALES - Cost of sales for the three months ended July 31, 1996 and 1995 were $439,371 and $330,650 respectively, representing an increase of $108,721 or 33%, due to higher net sales. Cost of sales in the 1995 period were reduced by the waiver of an FDA fee which had been previously accrued.

SELLING,  GENERAL  AND  ADMINISTRATIVE  - Selling,  general  and  administrative
("SG&A") expenses for the three months ended July 31, 1996 and 1995 were $371,103 and $444,460 respectively, representing a $73,357 or 16% decrease. The decrease was due to lower professional fees incurred in the more recent quarter, the effect of which was partially offset by SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the second quarter of 1995.

RESEARCH AND DEVELOPMENT - Research and development ("R&D") expenses for the three months ended July 31, 1996 and 1995 were $404,111 and $534,037 respectively, representing a decrease of $129,926 or 24%. The decrease was due to completion of most R&D activities in Europe for Collagenase ABC and Nucleolysin(R). Most R&D expense in the more recent period were incurred in the United States, for clinical trials of injectable collagenase for Peyronie's disease, keloids, and Dupuytren's contracture, and for pre-clinical research of other uses of collagenase.

OTHER INCOME - NET - Other income - net for the three months ended July 31, 1996 and 1995 was $40,153 and $110,502 respectively. The decrease of $70,349 was due primarily to realized gains on sales of trading securities and reduction in the unrealized holding losses of trading securities in the 1995 period.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended July 31, 1996 and 1995 was $272,560 and $117,050 respectively, an increase of $155,510. The increase was due to higher profitability of the Company's United States subsidiary, primarily as a result of higher royalty revenues. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is the additional provision required for state income taxes where the Company's US subsidiary is domiciled, and the non-deductibility of losses incurred by foreign subsidiaries when calculating US taxes.

                     Six months ended July 31, 1996 and 1995
                     ---------------------------------------

NET SALES - Net  sales  for the six  months  ended  July 31,  1996 and 1995 were
$2,000,661  and  $1,150,135  respectively,   representing  an  $850,525  or  74%
increase. The increase in net sales is primarily due to significantly higher sales to KPC in the first three months of the July 31, 1996 fiscal period versus 1995. Also, the Company's Latin America and India customers purchased more collagenase in the 1996 period.

ROYALTIES - Royalties for the six months ended July 31, 1996 and 1995 were $1,197,141 and $845,228 respectively, representing a $351,913 or 42% increase, from higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

LICENSE FEES - The Company earned a license fee during the six months ended July 31, 1996 due to a product distribution agreement with a German pharmaceutical company. There were no license fees earned in the six months ended July 31, 1995.

COST OF SALES - Cost of sales for the six months ended July 31, 1996 and 1995 were $836,670 and $587,487 respectively, representing an increase of $249,183 or 42% due to higher net sales as described above.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses for the six months ended July 31, 1996 and 1995 were $738,549 and $829,315 respectively, representing a $120,766 or 15% decrease. The decrease is due to lower professional fees incurred in the more recent six months, the effect of which was partially offset by the SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the first six months of 1995.

RESEARCH AND DEVELOPMENT - Research and development expenses for the six months ended July 31, 1996 and 1995 were $762,587 and $938,949 respectively, representing a decrease of $176,362 or 19%. The decrease was due to completion of most R&D activities in Europe for Collagenase ABC and Nucleolysin(R). Most R&D expense in the more recent period was incurred in the United States, for clinical trials of injectable collagenase for Peyronie's disease, keloids, and Dupuytren's contracture, and for pre-clinical research of other uses of collagenase.

PROVISION FOR INCOME TAXES - The provision for income taxes for the six months ended July 31, 1996 and 1995 was $356,210 and $25,950 respectively, an increase of $330,260. The increase was due to profitability of the Company's United States and Curacao subsidiaries, due to higher sales and royalties. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is the additional provision required for state income taxes where the Company's US subsidiary is domiciled, and the non-deductibility of losses incurred by foreign subsidiaries when calculating US taxes.

OTHER INCOME - NET - Other income - net for the six months ended July 31, 1996 and 1995 was $68,218 and $270,782 respectively. The decrease of $202,546 was due primarily to realized gains on sales of trading securities and reduction in the unrealized holding losses of trading securities in the 1995 period. Gains were not as extensive in the more current six months, nor are they expected to be in the future.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
- ---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties, and new license fees. As of July 31, 1996, the Company had working capital of approximately $7,082,000 which includes cash and cash equivalents and marketable securities of approximately $4,932,000. The principal source of cash during the six months ended July 31, 1996 was approximately $780,000 from operating activities, which includes proceeds from sales of investments, net of purchases, of $454,000. At July 31, 1996 the Company had no material commitments for capital expenditures.

Although there can be no assurance, management believes that in view of the Company's working capital position and anticipated positive cash flow from operating activities, the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash from operations will be sufficient to meet the Company's cash needs on an ongoing basis.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

(a.) The annual meeting of stockholders was held July 11, 1996. The purpose of the meeting was to elect three directors of the Company.

(b.) The directors elected at the stockholders' meeting were Edwin H. Wegman, Harold Stern and Rainer Friedel, whose terms expire in 1999. The other directors whose terms of office as director continued after the meeting are Henry Morgan and Sherman Vogel, whose terms expire in 1998, and Paul A. Gitman, MD and Thomas
L. Wegman, whose terms of office expire in 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BioSpecifics Technologies Corp.
                                  (Registrant)



Date: September 11, 1996
      ------------------


By:/s/Edwin H. Wegman
   ------------------
      Edwin H. Wegman
      Chairman and President




Date: September 11, 1996
      ------------------


By:/s/Albert Horcher
   -----------------
      Albert Horcher
      Controller, Principal Financial and
      Chief Accounting Officer