Form 10QSB/A
period 1996-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1996-09-12
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB/A
      (Mark One)

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


Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                        (Unaudited)                    (Unaudited)
                                                                     Three months ended             Six months ended
                                                                          July 31,                       July 31,
                                                                    1996           1995            1996            1995
                                                            ------------------------------------------------------------
Revenues:
   Net sales                                                  $1,150,458       $999,310      $2,000,661      $1,150,135
   Royalties                                                     726,844        465,176      $1,197,141        $845,228
   License fees                                                   20,000            - -          20,000             - -
                                                            ............................................................
Total Revenues                                                 1,897,302      1,464,486       3,217,802       1,995,363
                                                            ------------------------------------------------------------

Costs & Expenses:
   Cost of sales                                                 454,371        330,650         851,670         587,487
   Selling, general and administrative                           356,103        444,460         723,549         829,315
   Research and development                                      404,111        534,037         762,587         938,949
                                                            ............................................................
Total Costs & Expenses                                         1,214,585      1,309,147       2,337,806       2,355,751
                                                            ------------------------------------------------------------

Income (loss) from operations                                    682,717        155,339         879,996        (360,388)

Other income (expense)
  Investment & other income                                       41,475        115,462          71,504         278,723
  Interest expense                                                (1,322)        (4,960)         (3,286)         (7,941)
                                                            ............................................................
Total other income - net                                          40,153        110,502          68,218         270,782
                                                            ------------------------------------------------------------

Income (loss) before provision for income taxes                  722,870        265,841         948,214         (89,606)
   Provision for income taxes                                   (272,560)      (117,050)       (356,210)        (25,950)
                                                            ............................................................
Income (loss) before minority interest                           450,310        148,791         592,004        (115,556)
Less: minority interest in net income (loss) of subsidiaries      15,000          4,950          19,125          (2,020)
                                                            ............................................................
Net income (loss)                                               $435,310       $143,841        $572,879       ($113,536)
                                                            ============================================================



Net income (loss) per common share                                 $0.09          $0.03           $0.12          ($0.02)
                                                            ============================================================


Weighted average number of shares used in
computing net income (loss) per share:                         4,925,543      4,966,039       4,921,558       4,918,692
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

COST OF SALES - Cost of sales for the three months ended July 31, 1996 and 1995 were $454,371 and $330,650 respectively, representing an increase of $123,721 or 37%, due to higher net sales. Cost of sales in the 1995 period were reduced by the waiver of an FDA fee which had been previously accrued.

SELLING,  GENERAL  AND  ADMINISTRATIVE  - Selling,  general  and  administrative
("SG&A") expenses for the three months ended July 31, 1996 and 1995 were $356,103 and $444,460 respectively, representing an $88,357 or 20% decrease. The decrease was due to lower professional fees incurred in the more recent quarter, the effect of which was partially offset by SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the second quarter of 1995.

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

COST OF SALES - Cost of sales for the six months ended July 31, 1996 and 1995 were $851,670 and $587,487 respectively, representing an increase of $264,183 or 45% due to higher net sales as described above.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses for the six months ended July 31, 1996 and 1995 were $723,549 and $829,315 respectively, representing a $105,766 or 13% decrease. The decrease is due to lower professional fees incurred in the more recent six months, the effect of which was partially offset by the SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the first six months of 1995.

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