Form 10QSB
period 1996-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1996-12-13
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: October 31, 1996
                                      ----------------

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

Yes  x    No
    ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,883,396 shares of Common
                                                      --------------------------
Stock, $0.001 par value as of December 1, 1996.
-----------------------------------------------

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION                                               3


Item 1.  Financial Statements                                                3


Consolidated Financial Statements:


   Balance Sheets as of October 31, 1996 (unaudited) and January 31, 1996    3


   Statements of Operations for the Three and Nine Months Ended October
   31, 1996 and 1995 (unaudited)                                             4


   Statements of Cash Flows for the Nine Months Ended October 31, 1996
   and 1995 (unaudited)                                                      5


   Notes to Consolidated Interim Financial Statements (unaudited)            6


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        8

SIGNATURES                                                                  12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                        (Unaudited)
                                                        October 31,    January 31,
                                                               1996           1996
                                                        -----------    -----------
ASSETS
Cash and cash equivalents                               $ 3,469,244    $ 2,288,316
Marketable securities                                     2,058,077      2,395,534
Accounts receivable                                       1,067,195      1,186,526
Inventory                                                 1,398,971      1,435,767
Prepaid expenses & other current assets                     263,813        340,616
                                                        -----------    -----------
   Total current assets                                   8,257,300      7,646,759

Property,  plant, and equipment - net                       870,504        981,082
Other assets                                                587,510        639,046
                                                        -----------    -----------

TOTAL ASSETS                                            $ 9,715,314    $ 9,266,887
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   $   459,401    $   993,577
Notes payable to related parties                             11,275         10,570
Income taxes payable                                        205,440        140,090
Deferred revenue                                            175,000        130,000
                                                        -----------    -----------
     Total current liabilities                              851,116      1,274,237

Minority interest in subsidiaries                           170,708        148,458

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                          --             --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,883,396 shares issued and outstanding
  at October 31, 1996 and January 31, 1996                    4,883          4,883
Additional paid-in capital                                3,586,145      3,556,145
Retained earnings                                         5,284,972      4,465,674
                                                        -----------    -----------
                                                          8,876,000      8,026,702
Less: Treasury stock - 10,000 shares at cost               (182,510)      (182,510)
                                                        -----------    -----------
    Stockholders' equity - net                            8,693,490      7,844,192

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 9,715,314    $ 9,266,887
                                                        ===========    ===========


See accompanying notes to consolidated
financial statements.

Biospecifics Technologies Corp., and Subsidiaries
Consolidated Statements of Operations

                                                             (Unaudited)                  (Unaudited)
                                                         Three months ended            Nine months ended
                                                             October 31,                  October 31,
                                                            1996           1995           1996           1995
                                                     -----------    -----------    -----------    -----------
Revenues:
   Net sales                                         $ 1,098,056    $   520,955    $ 3,098,717    $ 1,671,090
   Royalties                                             333,622        506,372      1,530,763      1,351,600
   License fees                                             --           75,000         20,000         75,000
                                                     -----------    -----------    -----------    -----------
Total Revenues                                         1,431,678      1,102,327      4,649,480      3,097,690
                                                     -----------    -----------    -----------    -----------

Costs & Expenses:
   Cost of sales                                         444,386        187,405      1,296,056        774,892
   Selling, general and administrative                   423,577        346,572      1,147,126      1,175,887
   Research and development                              322,137        499,510      1,084,724      1,438,459
                                                     -----------    -----------    -----------    -----------
Total Costs and Expenses                               1,190,100      1,033,487      3,527,906      3,389,238
                                                     -----------    -----------    -----------    -----------

Income (loss) from operations                            241,578         68,840      1,121,574       (291,548)

Other income (expense) - net
  Investment & other income                              118,998         75,382        190,502        354,104
  Interest expense                                          (892)        (5,276)        (4,178)       (13,221)
                                                     -----------    -----------    -----------    -----------
Total other income - net                                 118,106         70,106        186,324        340,883
                                                     -----------    -----------    -----------    -----------

Income before provision for income taxes                 359,684        138,946      1,307,898         49,335
   Provision for income taxes                           (110,140)       (93,645)      (466,350)      (119,590)
                                                     -----------    -----------    -----------    -----------
Income (loss) before minority interest                   249,544         45,301        841,548        (70,255)
   Minority interest in net income of subsidiaries         3,125          2,080         22,250             60
                                                     -----------    -----------    -----------    -----------
Net income (loss)                                    $   246,419    $    43,221    $   819,298    ($   70,315)
                                                     ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE                   $       .05    $      0.01    $      0.17    ($     0.01)
                                                     ===========    ===========    ===========    ===========


Weighted average number of shares used in
computing net income (loss) per share:                 4,930,000      4,929,599      4,930,000      4,922,328
                                                     ===========    ===========    ===========    ===========






See accompanying notes to consolidated
financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                       (Unaudited)
                                                                    Nine months ended
                                                                        October 31,
                                                                     1996          1995
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   819,298    ($   70,315)
  Adjustments to reconcile net income (loss)
  to cash  provided by/(used by)
  operating activities:
    depreciation                                                  142,907        154,800
    (gain) loss on marketable securities - net                     12,623       (115,992)
    minority interest in income of subsidiaries                    22,250             60
    issuance of stock options                                      30,000         20,000
  Changes in operating assets & liabilities:
    decrease in accounts receivable                               119,331        868,354
    proceeds from sales of marketable securities                  780,413        976,258
    purchases of marketable securities                           (455,579)      (942,260)
    (increase) decrease in inventory                               36,796       (165,625)
    (increase) decrease in prepaid and other current assets        76,803       (200,320)
    (increase) decrease in other assets                            51,536       (217,822)
    decrease in accounts payable & accruals                      (534,177)      (128,639)
    increase in deferred revenues                                  45,000         60,000
    increase in income taxes payable                               65,350         18,968
                                                              -----------    -----------
      Net cash provided by (used in) operating activities       1,212,551        257,467
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                  (32,328)       (50,703)
                                                              -----------    -----------
      Net cash (used in) investing activities                     (32,328)       (50,703)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from redemption of long term securities                   --          460,000
  Proceeds from (payments of) notes with related parties              705           --
  Exercise of stock options                                          --            6,150
                                                              -----------    -----------
      Net cash provided by financing activities                       705        466,150
                                                              -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                           1,180,928        672,914

  CASH AND EQUIVALENTS:
  Beginning of Period                                           2,288,316      1,438,368
                                                              -----------    -----------
  End of Period                                               $ 3,469,244    $ 2,111,282
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                        $     4,179    $    13,178
                                                              ===========    ===========
  Cash paid during period for income taxes                    $   378,000    $   194,000
                                                              ===========    ===========


See accompanying notes to consolidated
financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany, which was established in November 1995.

The Company, through its subsidiaries, engages in the business of producing and licensing for sale by others a U.S. Food and Drug Administration ("FDA") approved enzyme named Collagenase ABC, which is used principally as a topical debridement treatment for dermal ulcers; and researching, developing and clinically testing additional products derived from Collagenase ABC for potential use as pharmaceuticals.

The Company currently derives substantially all of its revenues through a license agreement with a major US pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Since February 1, 1995, sales of Collagenase ABC have been principally to KPC, which markets it as an ointment in the United States under its trademarked name "Collagenase Santyl(R)". The license agreement with KPC expires in 2003. In the event that KPC were to cancel the license agreement for cause, which the Company believes is unlikely, the financial condition of the Company would be materially adversely impacted unless the Company were to find another licensee in the United States.

The Company has undertaken efforts to secure licensees outside the United States. The Company has licensing agreements with foreign companies to market collagenase, either as a topical product or an injectable, when permitted by local governmental authorities. The Company sells Collagenase ABC to pharmaceutical companies in Latin America and India, in relatively small amounts.

2. INTERIM FINANCIAL STATEMENTS - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 1996, the results of operations for the three and nine months ended October 31, 1996 and 1995, and cash flows for the nine months ended October 31, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1996.

3. NET INCOME PER SHARE - Net Income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants was included in the calculation for the three and nine months ended October 31, 1996. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Options and warrants are not included in any period when the effect would be anti-dilutive.

4. ACCOUNTING FOR STOCK BASED COMPENSATION - In October 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. Entities electing not to adopt a fair value method must make pro-forma disclosures of net income and earnings per share as if a fair value based method had been applied. SFAS 123 requires a fair value method for stock options or similar equity instruments issued to non employees. SFAS 123 is effective for fiscal year 1997. The Company does not expect that it will adopt a fair value based method and therefore does not expect the adoption of SFAS 123 to have material impact on its financial position or results of operations.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

                  Three months ended October 31, 1996 and 1995
                  --------------------------------------------

NET SALES - Net sales for the three months ended October 31, 1996 and 1995 were $1,098,056 and $520,955 respectively, representing a $577,101 or 111% increase. The increase was primarily due to higher sales of collagenase to KPC in the US and to a lesser extent to a pharmaceutical company in Latin America.

ROYALTIES - Royalties for the three months ended October 31, 1996 and 1995 were $333,622 and $506,372 respectively, representing a $172,750 or 34% decrease. Sales of Collagenase Santyl(R) in the US declined during the quarter ended October 31, 1996 due to unusually high Collagenase Santyl(R) sales in the prior quarter, ended July 31, 1996, which the Company believes, resulted from advance buying by KPC's customers in anticipation of a price increase in Collagenase Santyl(R), as reported to the Company by KPC.

LICENSE FEES - The Company earned a license fee during the quarter ended October 31, 1995 due to a product distribution agreement with a European pharmaceutical company. There were no license fees earned during the quarter ended October 31, 1996.

COST OF SALES - Cost of sales for the three months ended October 31, 1996 and 1995 were $444,386 and $187,405 respectively, representing an increase of $256,981 or 137%, due to higher net sales. Cost of sales in the 1995 period were reduced by the waiver of an FDA fee which had been previously accrued.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 1996 and 1995 were $423,577 and $346,572 respectively, representing a $77,005 or 22% increase. The increase was due to higher professional fees incurred in the more recent quarter, and the SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the second quarter of 1995.

RESEARCH AND DEVELOPMENT - Research and development ("R&D") expenses for the three months ended October 31, 1996 and 1995 were $322,137 and $499,510 respectively, representing a decrease of $177,373 or 36%. The decrease was due to completion of most R&D activities in Europe for Collagenase ABC and Nucleolysin(R) in 1995. Most R&D expenses in the more recent period were incurred in the United States, for clinical trials of injectable collagenase for Peyronie's disease, keloids, and Dupuytren's contracture, and for pre-clinical research of other uses of collagenase.

OTHER INCOME - NET - Other income - net for the three months ended October 31, 1996 and 1995 was $118,106 and $70,106 respectively. The increase of $48,000 was due primarily to realized and unrealized gains on fixed income trading securities in the 1996 period, due to declining interest rates during the period.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended October 31, 1996 and 1995 was $110,140 and $93,645 respectively, an increase of $16,495. The increase was due to higher profitability of the Company's Curacao, Netherlands Antilles subsidiary, primarily the result of higher sales of collagenase. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is the additional provision required for state income taxes where the Company's US subsidiary is domiciled, offset by lower tax rates in Curacao.

                   Nine months ended October 31, 1996 and 1995
                   -------------------------------------------

NET SALES - Net sales for the nine months ended October 31, 1996 and 1995 were $3,098,717 and $1,671,090 respectively, representing a $1,427,627 or 85%
increase. The increase in net sales was primarily due to significantly higher sales of collagenase to KPC in the first nine months of the October 31, 1996 fiscal period versus 1995. Net sales in the 1995 period were negatively impacted by KPC's implementation of a "just in time" inventory policy which resulted in lower purchases of collagenase. Also, the Company's Latin America and India pharmaceutical customers purchased more collagenase in the 1996 period.

ROYALTIES - Royalties for the nine months ended October 31, 1996 and 1995 were $1,530,763 and $1,351,600 respectively, representing a $179,163 or 13% increase, due to higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

LICENSE FEES - The Company earned part of the advance payment from a product distribution license agreement with a German pharmaceutical company during the nine months ended October 31, 1996. A portion of the advance payment relating to this agreement was added to deferred revenues and will be earned as certain milestones are reached. During the nine months ended October 31, 1995, the Company earned a $75,000 license fee from a product distribution license agreement with another licensee in Europe.

COST OF SALES - Cost of sales for the nine months ended October 31, 1996 and 1995 were $1,296,056 and $774,892 respectively, representing an increase of $521,164 or 67% due to higher net sales as described above. Cost of sales in the 1995 period were reduced by the waiver of an FDA fee which had been previously accrued.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses for the nine months ended October 31, 1996 and 1995 were $1,147,126 and $1,175,887 respectively,
representing  a  $28,761  or  2%  decrease.   The  decrease  was  due  to  lower
professional fees incurred in the more recent nine months, the effect of which was partially offset by the SG&A expenses of the Company's subsidiary Bio Pharma, which did not exist during the first nine months of 1995.

RESEARCH AND DEVELOPMENT - Research and development expenses for the nine months ended October 31, 1996 and 1995 were $1,084,724 and $1,438,459 respectively, representing a decrease of $353,735 or 25%. The decrease was due to completion of most R&D activities in Europe for Collagenase ABC and Nucleolysin(R) in 1995. Most R&D expense in the more recent period was incurred in the United States, for clinical trials of injectable collagenase for Peyronie's disease, keloids, and Dupuytren's contracture, and for pre-clinical research of other uses of collagenase.

OTHER INCOME - NET - Other income - net for the nine months ended October 31, 1996 and 1995 was $186,324 and $340,883 respectively. The decrease of $163,602 was due primarily to realized and unrealized gains on trading securities in the 1995 period. Gains were not as extensive in the more current nine months, nor are they expected to be in the future.

PROVISION FOR INCOME TAXES - The provision for income taxes for the nine months ended October 31, 1996 and 1995 was $466,350 and $119,590 respectively, an increase of $346,760. The increase was due to profitability of the Company's United States and Curacao subsidiaries, due to higher sales and royalties. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is the additional provision required for state income taxes where the Company's US subsidiary is domiciled.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties, and new license fees. As of October 31, 1996, the Company had working capital of approximately $7.4 million which includes cash and cash equivalents and marketable securities of approximately $5.5 million. The principal source of cash during the nine months ended October 31, 1996 was approximately $1.2 million from operating activities, which includes proceeds from sales of investments, net of purchases, of approximately $324,800. At October 31, 1996 the Company had no material commitments for capital expenditures.

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


                                BioSpecifics Technologies Corp.
                                (The Registrant)



Date: December 12, 1996
      -----------------


By:/s/Edwin H. Wegman
   ------------------
      Edwin H. Wegman
      Chairman and President




Date: December 12, 1996
      -----------------


By:/s/Albert Horcher
   -----------------
      Albert Horcher
      Controller, Principal Financial and
      Chief Accounting Officer