Form 10KSB
period 1997-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1997-04-30
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

    (Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED
          EFFECTIVE OCTOBER 7, 1996.]

For the fiscal year ended  January 31, 1997
                          -----------------

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________  to __________________

Commission file number 0-19879
                       -------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                 -----------------------------------------------
                  (Exact name of small business in its charter)

           Delaware                                     11-3054851
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  35 Wilbur Street, Lynbrook, New York                            11563
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------

          Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year were $5,875,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $8,704,000 computed by reference to the last sale price at which the stock was sold on March 31, 1997 as reported by Nasdaq. As of April 21, 1997, 4,883,396 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of shareholders to be held on July 16, 1997, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I


ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

               The Company* engages in the business of producing and licensing for sale by others a U.S. Food and Drug Administration ("FDA") approved fermentation derived enzyme named Collagenase ABC, and researching, developing and clinically testing additional products derived therefrom for potential use as pharmaceuticals. The Company currently derives substantially all of its revenues through a licensing agreement with a major pharmaceutical company. The Company also has licensing agreements with other companies which will attempt to market the product internationally when permitted by local governmental authorities.

COLLAGENASE ABC

Description of Product
----------------------

               The Company's principal drug product is an enzyme, Collagenase ABC, that dissolves collagen (the body's principal connective tissue). The drug is licensed by the FDA and currently used principally as a topical enzymatic debridement treatment for dermal (i.e. skin) ulcers, such as pressure ulcers (i.e. "bed sores"), and second and third degree burns. Since 1972, the Company has marketed Collagenase ABC for distribution and sale throughout many countries, principally through contracts with two major international pharmaceutical companies, Knoll Pharmaceutical Company ("KPC") and Knoll AG ("KAG"), a German company affiliated with KPC.

               The Company has special expertise in the production of collagenase. The ability to remove the collagen that anchors necrotic (i.e. dead or damaged) tissue to a wound is an important part of the healing process associated with infected wounds, dermal ulcers, second and third degree burns, and other conditions which produce dermal lesions (i.e., injuries to the skin) in order to provide a healthy base for the growth of new tissue. In general, necrotic tissue must either be removed surgically, or by enzyme, or by the much slower natural process before proper healing can take place. The Company's primary activities involve the sale of collagenase, its only commercial product, and research and development of additional uses for collagenase.

Agreements for the Distribution of Collagenase ABC
--------------------------------------------------

               Currently, the Company does not directly market or sell Collagenase ABC. It supplies Collagenase ABC to other companies that market and sell the product. Pursuant to an agreement with KPC initially entered into in 1972 and supplemented several times thereafter, the Company supplies KPC with Collagenase ABC in powder form, and controls the production of an ointment containing the powder. KPC has marketed and sold the ointment under KPC's registered trademark, Collagenase Santyl(R) in the United States since 1972, and in Canada since 1994.
________________________________________________________________________________

* As used in this Report on Form 10-KSB, the terms "Company" and "Registrant" are used interchangeably and denote BioSpecifics Technologies Corp., a holding company for three related entities, Advance Biofactures Corp. ("ABC-NY"), Advance Biofactures of Curacao, N.V. ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"). The Company owns approximately 97.2% of the capital stock of each of ABC-NY and ABC-Curacao, and 100% of Bio Pharma. Unless the context indicates otherwise, references to the Company and the Registrant includes these entities.

               The Company entered into a 10 year agreement with KPC ("KPC Agreement") which runs through 2003 and automatically renews for another 10 year period unless KPC notifies the Company of its intention to terminate at least 6 months prior to the renewal date. The KPC Agreement provides that KPC is the Company's exclusive licensee to sell Collagenase ABC in the United States and Canada so long as KPC shows a reasonable annual increase in sales and uses its best efforts to increase sales. If sales for any year are level or fall below that of the previous year's sales and if for the following 12 month period sales levels are not reasonably increased, the Company may change the license granted to KPC from an exclusive license to a non-exclusive license. KPC pays the Company an annual royalty based upon KPC's net sales of Collagenase Santyl(R) in increasing percentages as annual net sales reach certain amounts. Royalties for fiscal 1997 and 1996 totaled approximately $2,069,000 and $1,845,000, respectively. KPC pays the Company for the active Collagenase ABC ingredient that the Company supplies, at a price that is subject to adjustment based upon increases in the Company's actual manufacturing costs, not to exceed increases in the consumer price index for certain items. As part of the KPC Agreement, KPC and its U.S. affiliates have agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than the Company, and will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than the Company, and will not collaborate with any third party attempting to achieve such registration.

               The Company also had an agreement with KAG, pursuant to which the Company supplied KAG with Collagenase ABC in powder form which KAG sold in ointment form in other countries under KAG's trademarked name, "Iruxol(R)." The contract expired on December 31, 1992, although the Company continued to sell collagenase ABC to KAG into fiscal 1994. KAG manufactures its own form of collagenase ointment which it markets under its trademark outside the U.S., since it is not FDA approved for sale in the U.S.

               KPC accounted for approximately $5,480,000 and $4,105,000 in sales and royalties of the Company for the fiscal years ended January 31, 1997 and 1996, respectively. These amounts were approximately 93% and 92% of the Company's revenues during the respective fiscal years. As of January 31, 1997, the Company had approximately $1,000,000 of firm booked orders with KPC, compared to approximately $1,700,000 of firm booked orders with KPC as of January 31, 1996. The Company also sells Collagenase ABC to commercial customers in two countries not covered by the agreements with KPC and also sells the product, as well as purified collagenase, for research purposes.

               In July 1996, the Company entered into an agreement to license Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when marketing approval of Collagenase ABC ointment is granted by the German health authority. During fiscal 1997, the Company recognized $20,000 in license fees and deferred revenue of $40,000 from this agreement. The Company's German subsidiary (see "Marketing") has submitted collagenase ointment to the German health authority for marketing approval, which decision is pending.

               In June 1994, the Company entered into a multi-year license with an Italian pharmaceutical company which has agreed to market Collagenase ABC in Italy subject to the receipt of requisite Italian governmental approval. The licensee has agreed to purchase Collagenase ABC in agreed minimum amounts increasing in each of the three years following such approval. For the fiscal years ended January 31, 1997 and 1996, the Company recognized no revenues from this contract.

               In July 1994, the Company entered into a license and supply agreement with a Swiss pharmaceutical company to market Collagenase ABC in several Middle Eastern and two European countries. The agreement runs for ten years from first market introduction of the product in each country. In the fiscal year ended January 31, 1996, the Company recognized $75,000 as non refundable license fees from this agreement.

               The Company commenced marketing collagenase ointment in India during 1995 through a licensee. The licensee purchased relatively small amounts of Collagenase ABC during fiscal 1997 and 1996.

               The Company completed preliminary clinical trials of Collagenase ABC in Great Britain and is seeking a licensee for that region. The Company continues to seek, where business conditions warrant, new licensees to market Collagenase ABC in parts of the world not yet licensed.

PROPOSED PRODUCTS AND USES FOR PRODUCTS

Injectable Purified Collagenase ABC and Nucleolysin(R)

               The Company has developed a non-patented proprietary process to further purify Collagenase ABC. The Company has investigated using this purified form of collagenase as an injectable to remove collagen tissue which interferes with normal bodily functioning or is unsightly. The Company is clinically testing in the U.S. injectable purified collagenase for treatment of Peyronie's disease, Dupuytren's disease, and keloids. See "Investigational New Drug Applications for Purified Collagenase ABC", below. The Company produces purified collagenase at its facilities in Curacao and New York.

               The Company has clinically tested in the U.S. and Europe the use of injectable purified Collagenase ABC for the non-surgical treatment of herniated spinal discs, for which the Company has been granted the registered trademark Nucleolysin(R). The Company distributes Nucleolysin(R) to physicians in the Netherlands Antilles and sells purified collagenase for non-human research in the United States and other countries. The Company has not received approval to sell Nucleolysin(R) from the FDA or a similar agency in any country other than the Netherlands Antilles.

               The Company has completed Phase 1 trials of Nucleolysin(R) in the United States. Pending approval overseas, the Company is not planning further clinical trials in the U.S. of Nucleolysin(R) for the treatment of herniated spinal discs.

Agreements to Distribute Nucleolysin(R)
---------------------------------------

               In 1990, the Company entered into an agreement with an unaffiliated Swiss company, pursuant to which such company had three years (subject to a six month extension) to obtain the approval of the appropriate agencies in Italy and Switzerland to market Nucleolysin(R) in such countries for a period of 12 years from the date of its first commercial sale, subject to automatic yearly renewals unless either party provides notice of non-renewal. In May 1993, the Company and the licensee amended the agreement to provide for a period of three years from their application to obtain the approvals for use of Nucleolysin(R) for the treatment of herniated spinal discs. In consideration, in addition to an advance payment of $50,000 previously received, the Company will be paid a total of $210,000 at certain milestone dates. To date, the licensee has paid $130,000 relating to the extension, which has been recorded as deferred revenue. The advances are subject to certain credits and/or refund if the Italian approval is not obtained, depending on the reasons therefor. The licensee completed the equivalent of Phase 3 clinical trials in an unaffiliated foreign clinic. The results of these trials and related data have been submitted by the licensee to the Italian and other governments of the European Union ("EU").

               In late 1994, the Company, through an agent, filed a new drug application for final review and marketing approval of Nucleolysin(R) in Germany. Comments from the German health authorities are pending.

Investigational New Drug Applications ("INDs")for Purified Collagenase ABC
--------------------------------------------------------------------------

               The Company and its affiliates have received INDs from the FDA and is in the pre-clinical and clinical testing process for additional products using purified Collagenase ABC. The INDs permit the Company to test the drugs on humans. None of these products has completed testing.

Peyronie's Disease
------------------

      The Company is developing a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. The Company has been assigned a U.S. patent for this use and received "orphan drug" designation status from the FDA in March 1996. The favorable findings of a Phase 2 double-blind clinical investigation appeared in the January 1993 Journal of Urology of the American Urological Association and its use was also reported on favorably at The International Conference on Peyronie's disease held in March 1993 at the National Institutes of Health in Bethesda, Maryland. The Company believes that no other effective pharmaceutical treatment for this condition exists in the present market. The Company is sponsoring a multi-center Phase 2 trial which began in early 1996.

Keloids
-------
               In another use, high doses of purified collagenase has been injected directly into keloids and hypertrophic scars. A keloid is a sharply elevated, irregularly shaped, and progressively enlarging scar due to the formation of excessive amounts of collagen during connective tissue repair. Approximately 40 persons have been treated for this condition, with encouraging results. The Company has been assigned a U.S. patent for this application of purified collagenase. The Company is currently sponsoring a Phase 1 trial for keloids at the University Hospital of the Albert Einstein School of Medicine. In February 1997, positive preliminary results from the ongoing Phase 1 study were reported at the annual International Burn Foundation Conference on advances in wound healing, burn care, and infection control. In initial trials for both keloids and Peyronie's disease, the Company has used very high doses of injectable purified Collagenase ABC, at levels up to 100 times the Nucleolysin(R) dosage used for herniated spinal discs. The Company is not aware of any significant side effects or allergic reactions to these higher dosages, even when the doses were administered over a period of several months.

Dupuytren's Disease
-------------------

      Pre-clinical studies of the use of purified collagenase for the treatment of Dupuytren's disease were conducted at State University at Stony Brook (NY) School of Medicine and Sahlgren Hospital of the University of Goteborg, Sweden. Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and pinkie fingers, contract toward the palm, often resulting in functional disability. The Company is currently collaborating with clinicians at State University at Stony Brook School of Medicine in conducting Phase 1 trials for this indication. The Company was granted a U.S. patent for the use of its collagenase enzyme to treat this condition in February 1997. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. The Company considers the preliminary Phase 1 clinical results to be very encouraging.

OTHER PROPOSED PRODUCTS AND USES FOR PRODUCTS

Treatment of Burns
------------------

               Collagenase Santyl(R) has received FDA approval for the treatment of burns. A pilot study was conducted which compared the efficacy of Collagenase Santyl(R) to standard treatment for deep second degree burns. The positive results of this study were published in the Journal of the American Burn
                                       5

Association (January/February 1994 issue). Based on the successful results, a multi-center study was conducted in which eight medical centers specializing in the treatment of burns participated. The study, which involved 79 patients, showed collagenase treatment resulted in faster cleaning and healing than deep second degree burn wounds receiving the standard treatment. The study was reported in the May/June 1995 issue of the Journal of the American Burn Association and in the November/December 1995 issue of Wounds. A number of favorable presentations were made on the effectiveness of Collagenase Santyl(R) for burn treatment during the March 1996 annual meeting of the American Burn Association in Nashville, TN. The February 1997 meeting of the International Burn Foundation included positive presentations made by physicians who use Collagenase Santyl(R) ointment for burns and ulcers.

Collagenase for Wound Healing
-----------------------------

               In vitro studies conducted at Tufts University Medical School showed that collagenase treatment of skin cells significantly enhances cell growth and migration after injury. An article relating to this development was published in the March/April 1996 issue of Wounds. On the basis of these findings, the Company plans to initiate Phase 1 trials on wound healing in the latter part of 1997.

Treatment of the Eye
--------------------

               The Company is exploring the possible use of purified injectable Collagenase ABC for the treatment of opaque scar tissue in the vitreous humor of the eye. The Company believes that such use will dissolve or loosen the scar tissue in a short time. Accordingly, its use may assist in the surgical removal of scar tissue without tearing the retina to which the tissue is attached. If effective, this use will be beneficial in the treatment of blindness resulting from diabetes and certain other causes. To date approximately 20 persons have been treated with this product on an experimental basis. The Company has been assigned a U.S. patent for this application. Other ophthalmic applications, particularly for glaucoma, are being actively explored.

PRODUCT LIABILITY

               The sale of Collagenase ABC, as well as the marketing of any additional products of the Company, expose the Company to potential product liability claims both directly from patients using the product as well as from the Company's agreement to indemnify certain distributors of the products for claims made against such distributors. The Company has product liability insurance for the use of Collagenase Santyl(R) and clinical experiments in the United States for its additional product candidates. To date, no product liability claims have been made against the Company.

COMPETITION

               The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and significantly greater experience in regulatory approval procedures. The Company does not have comparable resources and does not intend to compete with major pharmaceutical companies in drug marketing except in possible niche marketing for one or more of the products if feasible.

               The Company's debriding product, Collagenase Santyl(R), competes primarily with other available enzymatic debridement products in the United States. Those currently available are manufactured by the Parke-Davis division of the Warner-Lambert Company, the Dow B. Hickam division of Marion Labs, Healthpoint Medical, and Rystan. A potential debridement agent is known to be under development by Genzyme Tissue Repair Division, and other large drug companies may also have debridement products under development. Debriding products also compete with surgical debridement and mechanical debridement using hydrotherapy. Surgical and mechanical debridement procedures are painful, labor intensive and remove viable tissue along with necrotic tissue.

               In December  1994,  the Federal Agency for Health Care Policy and
Research ("AHCPR") issued Clinical Practice Guideline Number 15 entitled "Treatment of Pressure Ulcers". Collagenase is the only product suggested for enzymatic treatment of pressure ulcers by the guideline. Unlike the other available enzymatic debriding products, the Company's is collagen specific. Approximately 75% of skin is collagen, making this enzyme particularly appropriate for the debridement of necrotic tissue.

               The Company, through its non-U.S. licensees for topical collagenase, will compete with KAG in Europe if and when the licensees receive marketing and pricing approval from their respective health agencies. See "Agreements for the Distribution of Collagenase ABC".

               Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. The Company expects competition to intensify as technological advances occur in the area of the development of pharmaceutical products of biologic origin.

               KAG, which formerly marketed Collagenase ABC, currently markets Chymopapain(R) for the treatment of herniated disks, through its acquisition of The Boots Company (USA). This drug will compete with Nucleolysin(R) (if and when Nucleolysin(R) is approved for sale).

      The Company believes that it can compete effectively through its licensing agreements for Collagenase ABC. The Company believes that licensing is a more effective strategy than directly marketing this product.

MARKETING

      The Company does not have its own sales staff and instead relies upon its licensees who have recognition and acceptance in the marketplace. By licensing those companies which already have a strong marketing and sales force dedicated to specialties, the Company has a very limited cost of selling, while the licensee enhances the efficacy of its sales and marketing staff by adding additional products. In the United States, the Company is gaining recognition as the manufacturer of Collagenase Santyl(R) as its subsidiary's name is required to appear on the end-use package sold by KPC.

               The EU is now the largest pharmaceutical market in the world. The Company is actively seeking approval to enter this market through its European licensees. The Company believes that its contacts and licenses with a number of European companies will be of substantial assistance to it in this regard, although there is no assurance that the Company can make any substantial penetration, or that its licensees will be successful in obtaining product approvals.

               In November 1995, the Company established a German subsidiary, Biospecifics Pharma GmbH. Its purpose is to identify additional licensees, assist the Company in achieving the clinical and scientific data necessary to obtain product approvals in the EU, and assist licensees in registration of products. See "Employees".

      The Company may decide to market certain products under development, particularly if the market is well defined and the number of specialists who address the targeted indication is small.
                                       7

RESEARCH AND DEVELOPMENT

               Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), the Company has expended over $16.5 million in research on collagenase and other products, and it is continuing to conduct testing on such products. The Company incurred approximately $1,520,000 and $1,835,000 in research and development activities during its fiscal years ended January 31, 1997 and 1996, respectively.

GOVERNMENT REGULATION

Regulation in the United States
-------------------------------

               All pharmaceutical manufacturers in the U.S. are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state governments. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal statutes and regulations govern or influence the testing, approval, manufacture, safety, labeling, storage, record keeping, advertising, promotion, sale and distribution of products. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve new drug applications, and criminal prosecution. The FDA also has the authority to revoke drug approvals previously granted.

               The Company's products in development will require regulatory clearance prior to commercialization. The nature and extent of regulation may differ with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied. Obtaining FDA approval has historically been a costly and time-consuming process.

               The Company is also licensed by, registered with, and subject to periodic inspection and regulation by, the U.S. Department of Agriculture, the New York State Department of Health and the New York State Board of Pharmacy, pursuant to federal and state legislation relating to drugs and narcotics.

               The Company's manufacturing facilities in New York and Curacao are registered with, and licensed by, the FDA.

Foreign Regulation of Pharmaceutical Products
---------------------------------------------

               The marketing of pharmaceutical products outside the United States is subject to the regulatory requirements of the country in which the product is marketed. Although these requirements may vary widely from country to country, the international trend toward "harmonization" of regulations may expedite local health agency approvals. Approval in foreign countries is required regardless of whether FDA approval has been obtained in the United States. Nevertheless the time required to obtain such approval may be longer or shorter than required to obtain FDA approval, and there can be no guarantees that such approvals will be granted.

               ABC-Curacao produces the pharmaceutical substance "Collagenase ABC (Sterile)" for incorporation into ointment. As this product is not a pharmaceutical end product, it need not be officially registered with the Bureau of Pharmaceutical Affairs of the Netherlands Antilles (the "Pharmaceutical Bureau"). However, the manufacturing plant in which the product is produced and the manufacturing process are subject to inspection by the Pharmaceutical Bureau under the laws and regulations of the Netherlands Antilles.

               The manufacturing plant of the Company's Curacao subsidiary producing Nucleolysin(R) and the manufacturing process of Nucleolysin(R) are subject to inspection by the Pharmaceutical Bureau. According to a certificate of the Director of the Bureau dated March 7, 1991, such subsidiary conforms to requirements for good practices in the manufacture and quality control in accordance with the pharmaceutical laws and regulations of the Netherlands Antilles and as recommended by the World Health Organization, with respect to products to be sold or distributed within the country of origin or to be exported, and Nucleolysin(R) may be placed on the market for use in the Netherlands Antilles. Further, such subsidiary has a license for the preparation of medicine and the wholesale supply of medicine it prepares. This license was issued by the Minister of Public Health and Environmental Hygiene in 1983 and remains in effect until canceled or unless not used for an uninterrupted period of 24 months.

PATENT AND TRADEMARK PROTECTION

Patents
-------
               The Company is the assignee or licensee of eleven U.S. patents. The patents expire 17 years from the date of grant. The Company is not able to ascertain whether these patents will provide it with any value either prior to their expirations or at any time thereafter. The Company is the assignee of additional U.S. patent rights that have expired as well as certain foreign patent rights corresponding to some of the foregoing patents. The Company has other patents under active preparation for filing. There can be no assurances when, if ever, such patents will be issued, or that such patents, if issued, will be of any value to the Company. The Company is obligated to engage in research and development of certain products or uses underlying the patent rights licensed or assigned to it.

Trademarks
----------
               The  Company  has  registered  the  name,  Nucleolysin(R),  as  a trademark in the United States and in other countries. The trademark registration extends until 2001 in the United States. The Company has also registered the name Salutyl(R) for its collagenase ointment in a number of countries other than the United States. Trademarks for other countries are protected for varying periods of time.

EMPLOYEES
               The Company has 35 full-time employees, of which 7 are located in Curacao, 1 in Germany, and 8 part-time employees. None of such employees is represented by a union. The Company considers its relationship with its employees to be excellent.

               The Company has entered into confidentiality agreements with most of its employees, other than its executive officers. Pursuant to such agreements, each employee in New York agrees to keep all of the Company's proprietary and other information secret and confidential and to return the same to the Company upon termination. These employees further agree not to divulge any trade secrets during their respective terms of employment and thereafter without the Company's prior written consent and further to assign to the Company all inventions, discoveries, and improvements which they make during the term of employment, within one year thereafter, or utilizing any of the Company's trade secrets. The agreement executed by Curacao employees provides that they will not divulge any data connected with the production process in Curacao. There can be no assurance that any particular court would enforce any or all of the terms of any of such agreements.

               The Company's new subsidiary in Germany, Bio Pharma, is managed by Rainer Friedel, MD., Ph.D. Dr. Friedel has also been named to the Company's board of directors. Dr. Friedel and the Company have executed an employment agreement, as mandated by German law.

ITEM 2.        DESCRIPTION OF PROPERTY.

               The Company leases two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also the Company's administrative headquarters, contains 1,500 square feet of office space and 6,500 square feet of laboratory, production, and storage facilities. The Company leases this facility from the Wilbur Street Corporation, which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. The lease was a five-year lease
                                       9
beginning February 1, 1989 for up to 10,000 square feet. The annual rent was $78,000. The lease expired at the end of fiscal 1994. The lease currently runs month to month at that rate. The Company expects to negotiate a new lease which is expected to be at a higher rental but no greater than that charged by an unaffiliated landlord for comparable facilities. The Company does not anticipate that any rent increase will be retroactive. The Company subleases the remainder of the space subject to such lease, to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

               The Company also leases from a company wholly-owned by the Insular Territory of Curacao a building in Brievengat, Curacao, Netherlands Antilles. This building is the Company's principal manufacturing facility, and is licensed by the FDA to produce Collagenase ABC. The facility has approximately 15,750 square feet of usable space. The lease, which was originally entered into with the Insular Territory of Curacao on January 1, 1977, is automatically renewable upon the same terms every five years, unless either party gives notice of termination three months prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period, and the lease has been automatically renewed through March 1, 2001. The current rent is approximately $30,000 per year.

ITEM 3.        LEGAL PROCEEDINGS.

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

               The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". The
Company's Common Stock commenced trading on November 14, 1991. On April 21, 1997, the closing price for the Company's Common Stock was $3.125. The table below sets forth the high and low bid prices for the Company's Common Stock for the period April 30, 1995 through January 31, 1996, and the high and low sales prices for the Company's Common Stock for the period April 30, 1996 through January 31, 1997, as reported by Nasdaq.

                Quarter Ended                 High        Low
                -------------                 ----        ---
                April 30, 1995                $8-5/8      $6-3/4
                July 31, 1995                 $7          $4-7/8
                October 31, 1995              $5-1/2      $3-5/8
                January 31, 1996              $5          $2-1/2
                April 30, 1996                $5-7/8      $3
                July 31, 1996                 $6-1/8      $3-1/8
                October 31, 1996              $5-1/8      $3-3/4
                January 31, 1997              $5-1/4      $3-1/4

               On April 21, 1997, there were 123 stockholders of record of the Company's Common Stock. The Company believes it has approximately 1,000 beneficial owners of its Common Stock.

               It is the Company's current policy to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

               Information provided by the Company or statements contained in this report or made by its employees, if not historical, is forward looking information which involve uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the FDA and foreign health authorities of potential products, market acceptance of the Company's potential products, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

RESULTS OF OPERATIONS

               Net sales were $3,786,429 and $2,527,875 for the fiscal years ended January 31, 1997 and 1996, respectively, an increase of $1,258,554 or 50%. During fiscal 1996, KPC lowered its purchases of Collagenase ABC to bring its inventory in line with its new policy standards of "just in time" deliveries and reduction of finished goods. Fiscal 1997 was not affected by the policy. At the end of fiscal 1997, KPC expanded the number of clinical nurse consultants who act as expert sales representatives for Collagenase Santyl(R) throughout the U.S. This expansion in sales representatives, in response to the growth of product sales in existing territories, is not expected to result in increases in sales until the second half of fiscal 1998.

               Royalties earned on after market sales of Collagenase Santyl(R) ointment were $2,068,560 and $1,844,647 for the fiscal years ended January 31, 1997 and 1996, respectively, representing an increase of $223,913, or 12%. The increase in Collagenase Santyl(R) sales in the United States continues to be the result of the emerging awareness of the problem of pressure ulcers in the health care industry, and of the efficacy of collagenase in their treatment. As a result, hospitals and skilled nursing facilities give more immediate recognition and treatment to pressure ulcers. (See "Competition").

               License fees earned for products in development were $20,000 and $75,000 for the fiscal years ended January 31, 1997 and 1996, respectively. See "Agreements for the Distribution of Collagenase ABC".

               Cost of sales was $1,699,677 and $1,178,573, respectively, in fiscal 1997 and 1996. Cost of sales as a percentage of net sales remained approximately constant, at 45% in fiscal 1997 and 46% in fiscal 1996.

               During fiscal 1996, the Company recorded a charge to operations of $500,000 representing costs reimbursed to its major customer relating to quantities of the Company's product that were not used. The liability pertaining to this charge was paid in fiscal 1997.

               Selling, general and administrative expenses ("SG&A") were $1,512,246 and $1,770,738, respectively, in fiscal 1997 and 1996, a decrease of $258,492, or 15%. During fiscal 1996, the Company extended the exercise expiration date for underwriter's warrants from November 21, 1996 to November 21, 1999. The warrants are for the purchase up to 120,000 shares of the Company's common stock at an exercise price of $3.75 per share. In connection with the extension of the exercise period, the Company recorded a non-cash charge of $300,000 in fiscal 1996. Net of this charge, SG&A increased in fiscal 1997 versus 1996 due to costs incurred in attempting to obtain new license agreements, and the inclusion of a full year's operations of the Company's subsidiary in Germany, which commenced operations November 1995, versus a partial year's operations in fiscal 1996.

               Research and development expenses ("R&D") were $1,582,935 and $1,821,922, respectively, in fiscal 1997 and 1996, a decrease of $238,987 or 13%. During fiscal 1997, the Company began the sponsorship of clinical trials for injectable collagenase in the U.S., and limited R&D activity in Europe. Fiscal 1998 R&D expense may exceed that of fiscal 1997, as these and other clinical trials are ongoing and planned.

               Other income, net was $383,721 and $515,273, respectively, in fiscal 1997 and 1996, a decrease of $131,552. The higher amount in fiscal 1996 was due to the recovery of valuations for the Company's marketable securities portfolio, particularly its government and corporate bond holdings, the result of declining interest rates in calendar 1995 and strength in the bond market in general.

               The Company's provision for income taxes was $300,350 and $39,870, respectively, in fiscal 1997 and 1996. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% tax rate applicable to pre-tax earnings of the Company's subsidiary in Curacao. In fiscal 1996, the Company's Curacao subsidiary was not profitable. In addition, the non-cash charge of $300,000 in fiscal 1996 for the warrant expiration date extension discussed earlier was not deductible for income tax purposes for that year.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

               The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At January 31, 1997, the Company had working capital of approximately $7,512,000 which includes cash and cash equivalents, and marketable securities of approximately $5,607,000. The principal source of cash in fiscal 1997 was approximately $1,607,000 from operating activities. At January 31, 1997 the Company had no material commitments for capital expenditures.

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


ITEM 7.     FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent  Auditors'  Report ...........................................  F-1

Consolidated  Balance Sheet as of January 31, 1997 .......................  F-2

Consolidated  Statements of Operations for Years ended January 31, 1997 and 1996 ...............................................................  F-3

Consolidated  Statements of Cash Flows for Years ended January 31, 1997 and 1996 ...............................................................  F-4

Consolidated Statements of Stockholders' Equity for Years ended January
  31, 1997 and 1996 ......................................................  F-5

Notes to Consolidated Financial Statements ...............................  F-6

                          Independent Auditors' Report
                          ----------------------------

The Stockholders and Board of Directors
Biospecifics Technologies Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Biospecifics Technologies Corp. and subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biospecifics Technologies Corp. and subsidiaries at January 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 1997 in conformity with generally accepted accounting principles.

As discussed in the accounting policies note to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" in fiscal year 1997.

KPMG PEAT MARWICK LLP

Jericho, New York
April 18, 1997

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 1997

                                     Assets

Current assets:
    Cash and cash equivalents                                       $ 3,793,582
    Marketable securities                                             1,812,974
    Accounts receivable                                                 900,956
    Inventories                                                       1,339,081
    Prepaid expenses and other current assets                           403,571
                                                                    -----------
                           Total current assets                       8,250,164

Property, plant and equipment, net                                      912,949
Other assets                                                            743,183
                                                                    -----------

                                                                    $ 9,906,296
                                                                    ===========

                      Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable and accrued expenses                               540,899
    Notes payable to related parties                                     11,510
    Income taxes payable                                                 10,350
    Deferred revenue                                                    175,000
                                                                    -----------
                           Total current liabilities                    737,759

Minority interest in subsidiaries                                       186,043

Stockholders' equity:
    Series A Preferred stock, $.50 par value, 700,000 shares
    authorized;  none outstanding  Common stock, $.001 par
    value;  10,000,000 shares  authorized; 4,883,396 shares
       outstanding January 31, 1997                                       4,883
    Additional paid-in capital                                        3,586,145
    Retained earnings                                                 5,591,591
    Cumulative translation adjustment                                   (17,615)
                                                                    -----------
                                                                      9,165,004
    Less treasury stock, 10,000 shares at cost                         (182,510)
                                                                    -----------
                           Total stockholders' equity                 8,982,494
                                                                    -----------
Commitments and contingencies
                                                                    $ 9,906,296
                                                                    ===========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      Years ended January 31, 1997 and 1996

                                                         1997           1996
                                                         ----           ----
Revenues:
   Net sales                                         $ 3,786,429      2,527,875
   Royalties                                           2,068,560      1,844,647
   License fees                                           20,000         75,000
                                                     -----------    -----------
                                                       5,874,989      4,447,522
Costs and expenses:
   Cost of sales                                       1,699,677      1,178,573
   Non-recurring charge                                     --          500,000
   Selling, general and administrative                 1,512,246      1,770,738
   Research and development                            1,582,935      1,821,922
                                                     -----------    -----------
                                                       4,794,858      5,271,233

Income (loss) from operations                          1,080,131       (823,711)

Other income (expense):
   Investment and other income                           388,133        529,737
   Interest expense                                       (4,412)       (14,464)
                                                     -----------    -----------
                                                         383,721        515,273

Income (loss) before provision for income taxes
   and minority interest                               1,463,852       (308,438)

Provision for income taxes                               300,350         39,870
                                                     -----------    -----------

Income (loss) before minority interest                 1,163,502       (348,308)

Minority interest in income of subsidiaries               37,585            160
                                                     -----------    -----------

              Net income (loss)                      $ 1,125,917       (348,468)
                                                     ===========    ===========

Net income (loss) per common share                   $       .23           (.07)
                                                     ===========    ===========

Weighted average number of shares used
   in computing net income (loss) per share            4,923,582      4,882,371
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                      Years ended January 31, 1997 and 1996

                                                                              1997           1996
                                                                           -----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                      $ 1,125,917       (348,468)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                                         169,792        179,321
         Costs associated with issuance of common stock grants and
         extension of exercise date for warrants                                30,000        320,000
         Gain on sales of marketable securities, net                           (25,267)      (173,189)
         Minority interest in income of subsidiaries                            37,585            160
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                    285,570        778,158
            (Increase) decrease in inventories                                  96,686       (253,509)
            Increase in prepaid expenses and other current assets              (62,955)      (108,580)
            Increase in other assets                                          (104,137)       (68,069)
            Net sales (purchases) of marketable securities                     607,827       (135,850)
            Increase (decrease) in accounts payable and accrued expenses      (452,679)       251,127
            Increase in deferred revenue                                        45,000         60,000
            Increase in due to related parties                                     940            858
            Decrease in income taxes payable                                  (129,740)       (43,749)
            Increase in cumulative translation adjustment                      (17,615)          --
                                                                           -----------    -----------
                  Net cash provided by operating activities                  1,606,924        458,210
                                                                           -----------    -----------

Cash flows from investing activities:
    Redemptions of held to maturity marketable securities                         --          460,000
    Expenditures for property, plant and equipment                            (101,658)       (74,412)
                                                                           -----------    -----------
                  Net cash provided by (used in) investing activities         (101,658)       385,588
                                                                           -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                       --            6,150
                                                                           -----------    -----------
                  Net cash provided by financing activities                       --            6,150
                                                                           -----------    -----------

Increase in cash and cash equivalents                                        1,505,266        849,948

Cash and cash equivalents at beginning of year                               2,288,316      1,438,368
                                                                           -----------    -----------

Cash and cash equivalents at end of year                                   $ 3,793,582      2,288,316
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest                                                            $     4,412          6,453
                                                                           ===========    ===========
       Income taxes                                                        $   421,000        197,265
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                                                       BIOSPECIFICS TECHNOLOGIES CORP.
                                                               AND SUBSIDIARIES

                                               Consolidated Statements of Stockholders' Equity
                                                    Years ended January 31, 1997 and 1996


                                                           Additional                Cumulative
                                           Common stock       paid-in     Retained  translation    Treasury
                                       Shares    Amount       capital     earnings   adjustment       stock         Total
                                       ------    ------       -------     --------   ----------       -----         -----
Balance at January 31, 1995         4,881,346    $4,881    $3,229,997   $4,814,142            -   $(182,510)   $7,866,510



Options exercised                       2,050         2         6,148            -            -           -         6,150

Options granted to consultants              -         -        20,000            -            -           -        20,000

Warrant related costs                       -         -       300,000            -            -           -       300,000

Net loss                                    -         -             -     (348,468)           -           -      (348,468)
                                    ---------    ------    ----------     --------    --------- -----------      --------

Balance at January 31, 1996         4,883,396     4,883     3,556,145   4,465,674             -    (182,510)    7,844,192



Options granted to consultants              -         -        30,000            -            -           -        30,000

Cumulative translation adjustment           -         -             -            -      (17,615)          -       (17,615)

Net income                                  -         -             -    1,125,917            -           -     1,125,917
                                    ---------    ------    ----------   ----------    ---------  ----------   -----------

Balance at January 31, 1997         4,883,396    $4,883    $3,586,145    5,591,591     $(17,615)  $(182,510)  $ 8,982,494
                                    =========    ======    ==========   ==========   ===========  ==========  ===========



See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 1997 and 1996

(1)   Description of Business and Basis of Presentation
      -------------------------------------------------

      BioSpecifics Technologies Corp. (the Company) serves as a holding company for Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany, which was established on November 1, 1995.

      The Company,  through  its  subsidiaries,  engages  in   the  business  of
        producing and licensing for sale by others a U.S. Food and Drug Administration ("FDA") approved enzyme derived from collagenase, named Collagenase ABC, and researching, developing and clinically testing additional products derived therefrom for potential use as pharmaceuticals. In general, the Company currently derives revenues through a licensing agreement with a major pharmaceutical company (note
        11). Sales in fiscal 1997 and 1996 of such product have been principally to that pharmaceutical manufacturer and distributor in the United States. The license with this United States customer expires in 2003. The cancellation of the sales agreement by the United States customer could have a material adverse impact upon the financial condition of the Company unless the Company is successful in its active effort to secure other licensees. The Company also has licensing agreements with foreign companies which will attempt to market the product when permitted by local governmental authorities.

(2)   Summary of Significant Accounting Policies
      ------------------------------------------

        Principles of Consolidation
        ---------------------------

      The accompanying consolidated financial statements include the accounts of the  Company  and its  majority-owned  subsidiaries,  ABC-New  York  and
        ABC-Curacao, and its wholly owned subsidiary, Bio Pharma. All significant inter company transactions and balances have been eliminated in consolidation.

        Marketable Securities
        ---------------------

      Marketable securities include investments in stocks and bonds. The Company accounts for marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, the Company classifies its debt and marketable equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized holding gains and losses on trading securities are included in operations.

        Inventories
        -----------

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are carried at cost. Depreciation and amortization of property, plant and equipment is computed by the straight-line method over the following estimated useful lives:

            Machinery, equipment, furniture and fixtures      5 to 10 years
            Automobiles                                       5 to 10 years
            Leasehold improvements              lesser of the anticipated useful
                                               life of the leasehold improvement
                                                   or the term of the lease

      Other Assets
      ------------

      Other assets include the costs of patents filed and applied for. These costs are amortized on a straight line basis over 4 to 6 years. Patent application costs are expensed when a patent is denied or abandoned.

      Income Taxes
      ------------

      The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Cash Equivalents
      ----------------

      For purposes of the statement of cash flows, the Company considers all temporary investments and time deposits with original maturities of three months or less to be cash equivalents.

      Cumulative translation adjustment
      ---------------------------------

      Assets and liabilities of ABC-Curacao and Bio Pharma are translated into the U.S. dollar at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are included in stockholders' equity.

      Royalties and License Fee Income
      --------------------------------

      The Company enters into licensing agreements with pharmaceutical concerns and others regarding the sale of approved and potential products. Royalties on the approved product are recognized as income in the year earned.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      License fees on potential products are recognized as income in the year applicable agreements are entered into if related license fees are non-refundable and the Company is not responsible for the obtaining of government approvals for the sale of such products. License fees attributable to agreements which contain refund provisions or require significant participation by the Company in the obtaining of government approvals for product sales are deferred until all provisions of the agreements are fulfilled.

      Research and Development
      ------------------------

      The Company conducts various research and development activities for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $1,582,935 and $1,821,922 in 1997 and 1996, respectively.

      Net Income (Loss) Per Share
      ---------------------------

      Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares (when applicable) outstanding during the year.

      Stock Based Compensation
      ------------------------

      In the fiscal year ended January 31, 1997, the Company  adopted  Financial
        Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which gives companies the choice to adopt the fair value method for expense recognition of employee stock options or continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosure of net income (loss) and net income (loss) per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for future stock options and stock based awards and has disclosed pro forma net income (loss) and net income (loss) per share for the years ended January 31, 1997 and 1996 as if the fair value method had been applied.

      Use of estimates
      ----------------

      Management of the Company has made a number of estimates  and  assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


      Fair value of Financial Instruments
      -----------------------------------

      The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash, accounts receivable, prepaid assets, other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of notes receivable from officers and notes payable to related parties approximates the carrying value as their stated interest rate is similar to other rates currently offered by local institutions for similar term loans.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      (3)   Marketable Securities
            ---------------------

Marketable securities at January 31, 1997 consist of trading securities. Fair values are based upon quoted market prices. The gross unrealized holding gain (loss) and fair value of trading securities by major types at January 31, 1997 were as follows:


                                          Gross  unrealized
                                              holding (loss)       Fair Value
                                              --------------       ----------
                  U.S. Government obligations     $ (11,229)       $1,096,472
                  Common stocks                     (10,667)          159,184
                  Preferred stocks                   (1,375)          198,500
                  Corporate bonds                    (5,338)          358,818
                                                     -------          -------
                                                  $ (28,609)       $1,812,974
                                                  ==========       ==========

Maturities of investment securities as of January 31, 1997 were as follows:

                  Due in less than 1 year                       $    60,880
                  Due after one year through five years           1,071,472
                  Due after five years through fifteen years        322,983
                                                                  ---------
                                                                $ 1,455,290
                                                                ===========

(4) Inventories

Inventories at January 31, 1997 consist of:

                  Raw materials                        $   74,894
                  Work-in-process                         716,445
                  Finished goods                          547,742
                                                          -------
                                                       $1,339,081
                                                       ==========

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5) Property, Plant and Equipment, net

Property, plant and equipment at January 31, 1997 consist of:

                       Machinery and equipment     $ 1,913,763
                       Furniture and fixtures          252,567
                       Leasehold improvements          483,072
                       Automobiles                     110,799
                       Rental property                  99,434
                                                        ------
                                                     2,859,635
                       Less accumulated depreciation
                          and amortization          (1,946,686)
                                                    ----------
                                                   $   912,949
                                                   ===========

Depreciation and amortization expense amounted to $169,792 and $179,321 for fiscal years ending January 31, 1997 and 1996 respectively.

(6) Accounts Payable and Accrued Expenses
    -------------------------------------

    Accounts payable and accrued expenses at January 31, 1997 consist of:

                     Accounts payable                           $319,428
                     Accrued legal and professional fees          86,263
                     Accrued payroll and related costs           135,208
                                                                 -------
                                                                $540,899
                                                                ========
(7) Income Taxes
    ------------

    The provision for income taxes consists of the following:

                                                         1997        1996
                                                         ----        ----
                                Current:
                                   Federal           $151,000    $(88,400)
                                   State               18,000       5,350
                                   Foreign             10,350       8,920
                                                       ------       -----
                                                      179,350     (74,130)
                                Deferred:
                                   Federal            110,000      94,000
                                   State               11,000      20,000
                                                       ------      ------
                                                      121,000     114,000
                                                      -------     -------
                                                     $300,350    $ 39,870
                                                     ========     =======

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in 1997 and 1996 as a result of the effect of the following items:

                                                             1997        1996
                                                             ----        ----
      Computed tax provision at statutory rate             $497,710   $(104,900)
      Extension of exercise period for warrants                   -     102,000
      Tax effect of foreign  sourced  (income) loss, net   (201,295)     31,450
         of foreign taxes
      State income taxes, net of federal benefit             19,140       3,500
      Other, net                                            (15,205)      7,820
                                                           --------       -----
                                                           $300,350     $39,870
                                                           ========     =======


      The Company intends to reinvest the undistributed  earnings of its foreign subsidiaries and does not currently plan to repatriate such undistributed earnings (approximately $4,167,000 as of January 31, 1997) to the Company.

      The provision  for  deferred  taxes of $121,000  and  $114,000 in 1997 and
        1996, respectively resulted principally from the capitalization of certain inventory costs and certain expenses that are currently non-deductible for tax purposes. The deferred tax asset of $101,000 at January 31, 1997 is included with prepaid expenses and other current assets in the accompanying consolidated balance sheet. The Company has not recorded a valuation allowance against these deferred tax assets as the Company believes that it is more likely than not that such amounts will be recovered.

(8)   Line of Credit
      --------------

      The Company, through its subsidiary, maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $782,000 (NAf 1,400,000) to the Company, with interest, at the bank's prime lending rate (12% at January 31, 1997). Drawings under the line of credit would be secured by substantially all of the assets of the Company and would be payable upon demand. The Company would be required to maintain compensating balances comprised of cash, cash equivalents and marketable securities equal to one half of the amount borrowed under the line of credit. There were no borrowings under such line of credit at January 31, 1997.

(9)   Stockholders' Equity
      --------------------

        Series A Preferred Stock
        ------------------------

      The Company's Series A preferred stock consists of 700,000 authorized shares, par value $.50 per share, of which 150,000 shares were issued on July 30, 1991 for $75,000. At the time of issuance, each share of preferred stock was convertible, at the option of the holder or the Company, into one share of common stock. Subsequent to the two-for-one stock split distributed in April 1992, each share of preferred stock became convertible into two shares of common stock. As of February 1, 1996 all of the previously issued shares of Series A preferred stock issued were converted into 300,000 shares of common stock.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      Stock Option Plans
      ------------------

      In April 1991, the Company established a stock option plan (the "1991 plan") for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees. Under the 1991 plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 220,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The option price per common share may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of common shares on the date of grant. In general, the options will vest and become exercisable in four equal annual installments following the date of grant, although the Board, at its discretion, may provide for different vesting schedules, and expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date.

      In July 1994, stockholders approved a stock option plan (the "1993 plan") with terms identical to the 1991 plan. The 1993 plan authorizes the granting of awards of up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

      The Company applies APB 25 and related  interpretations  in accounting for its stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income in fiscal 1997 would have been reduced to $1,064,752 and consolidated net loss in fiscal 1996 would have been increased to ($419,383). Earnings (loss) per share in fiscal 1997 and 1996 would have been reduced (increased) to $.22 per share, and (.09) per share, respectively.

      The per share weighted average value of stock options issued by the Company during 1997 and 1996 was $5.18 and $4.24, respectively, on the date of grant. In 1997 and 1996, the assumptions of no dividends, expected volatility of 58.2%, and an average expected life of 5 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option pricing model. In addition, the calculations assumed a risk free interest rate of 6.25% in fiscal 1997 and fiscal 1996.

      The summary of the stock options activity is as follows:

                                                          1997                               1996
                                            ----------------------------    ---------------------------
                                                               Weighted                        Weighted
                                                                Average                         Average
                                                               Exercise                        Exercise
                                                  Shares          Price           Shares          Price
                                                  ------          -----           ------          -----
      Outstanding at beginning of year           256,300          $5.44          229,450          $5.58
      Options granted                             38,525           5.18           30,700           4.24
      Options exercised                                -              -           (2,050)          3.00
      Options canceled or expired                (87,350)          3.46           (1,800)          5.21
                                                --------                         -------
      Outstanding at end of year                 207,475           6.20          256,300           5.44
                                                 -------                         -------

      Options exercisable at year end            202,475           6.26          255,925           5.44
      Shares available for future grant          137,075                          88,250

                                      F-12

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      During fiscal 1997,  the Company  granted a total of 15,000 options to the co-medical directors of the Company at prices ranging from $3.75 to $9.125 per share. The medical directors' options are all exercisable one year from the date of grant. In connection with the options granted to the medical directors, the Company recorded an expense of $30,000 and $20,000 representing the estimated value of the options vested in fiscal 1997 and 1996 (for options granted in 1995), respectively. During fiscal 1997 and 1996, the Company granted 23,525 and 30,700 options, respectively, to employees of the Company at prices ranging from $3.875 to $4.625.

      Options for 202,475 shares are currently exercisable with a weighted average exercise price of $6.26 and a weighted average remaining contractual life of 7 years. The remaining 5,000 options outstanding have an exercise price of $3.75 and a remaining contractual life of 10 years.

        Warrants
        --------

      The Company has underwriter's warrants outstanding to purchase up to 120,000 shares of common stock at an exercise price of $3.75 per share. During fiscal 1996, the Company extended the period for which the warrants are exercisable from November 21, 1996 to November 21, 1999. In connection with the extension of the exercise period, the Company recorded an expense in selling, general and administrative costs of $300,000 in fiscal 1996.

(10)  Commitments and Contingencies
      -----------------------------

      (a)   Lease Agreements
            ----------------

      The Company's  operations are  principally  conducted in leased  premises.
        Future minimum annual rental payments required under a noncancellable operating lease are as follows:

                        Year ending January 31,
                           1998                      $30,167
                           1999                       30,167
                           2000                       30,167
                           2001                       30,167
                           2002                       30,167

      Rent expense under all operating leases amounted to approximately $108,000 for each of the years ended January 31, 1997 and 1996. The S.J. Wegman Company, which is owned by the Company's President and certain relatives, is the 100% shareholder of the Wilbur Street Corporation, which owns and leases a facility to ABC-New York. The lease expired on January 31, 1994. The Company is currently leasing the building under a month to month arrangement, and paid $78,000 in rent in both fiscal 1997 and 1996. The Company expects to negotiate a new lease which is expected to be at a higher rental but no greater than the amount that would be charged by an unaffiliated landlord for comparable facilities. The Company does not expect that any rent increase will be retroactive.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

    ABC-Curacao leases a building in Brievengat,  Curacao,  Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977 is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2001. Rent expense amounted to $30,167 for each of the years ended January 31, 1997 and 1996.

   (b) Royalty and License Agreements
       ------------------------------

      The Company's major royalty and license agreements are for its FDA approved product, Collagenase ABC, and for Nucleolysin(R), a product in development.

      The Company's principal Collagenase ABC agreement, with a United States licensee, was renewed in 1993 on terms similar to the prior agreement. It extends for ten years with automatic renewal for a like period unless the licensee notifies the Company of its intention to terminate 6 months prior to renewal date. The agreement provides that the license is exclusive in the United States and Canada provided there are reasonable annual increases in Santyl(R) sales and best efforts are made to increase sales. The licensee pays the Company for the product and an annual royalty calculated as a percent of net sales of Collagenase Santyl(R) ointment. The minimum annual royalty is $60,000 per year.

      In fiscal 1997,   the  Company   entered  into  an  agreement  to  license
        Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when marketing approval of Collagenase ABC ointment is granted by the German health authority. During fiscal 1997, the Company recognized $20,000 in non-refundable license fees and recorded deferred revenue of $40,000 from this agreement. The deferred revenue is refundable if approval in Germany is not obtained.

      In fiscal 1996, the Company  entered  into a license and supply  agreement with a Swiss pharmaceutical company which has agreed to market Collagenase ABC in several Middle Eastern and European countries (excluding Italy). The agreement is multi year and runs from first market introduction of the product in each country. In fiscal 1996, the Company recognized $75,000 as license fees from this contract.

      The Company has a distribution  agreement with another  unaffiliated Swiss company pursuant to which that company will attempt to obtain approval from the appropriate agencies in certain countries to sell Nucleolysin(R)The agreement provides for exclusive rights within the countries. To date, the licensee has paid $130,000 (of which $60,000 was paid in fiscal 1996), which has been recorded as deferred revenue. The advance payments are subject to certain credits and/or refund if approval in Italy is not obtained, depending on the reasons therefor. The agreement with the Swiss company is multi-year, subject to automatic yearly renewals unless either party provides notice of non-renewal.

      Royalties and license fee income with respect to all  agreements in effect follows:
                                             January 31, 1997  January 31, 1996
                                             ----------------   ---------------
             Royalty for existing product          $2,068,560        $1,844,647
             License fees for potential products       20,000            75,000
                                                   ----------        ----------
                                                   $2,088,560        $1,919,647
                                                   ==========        ==========
                                      F-14

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (c)   Scientific Advisory Board
            -------------------------

      The Company has a ten member Scientific  Advisory Board ("the Board") that provides research and consultation services for the Company. For the years ended January 31, 1997 and 1996, the Company has recorded $40,000 and $48,000, respectively, representing payments to Board members under these agreements. Effective January 1, 1997, the Company has oral agreements with three of the ten members of the Board providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

      (d)   Potential Product Liability
            ---------------------------

      The sale of  Collagenase  ABC, as well as the testing and marketing of any additional products of the Company, exposes the Company to potential product liability claims both directly from patients using the product as well as from the Company's agreement to indemnify certain distributors of the product for claims made by others. The Company has product liability insurance which covers the use of the licensed product (Collagenase Santyl) in the United States and clinical experiments of additional products. No known claims are pending against the Company at the current time.

      (e)   Employment Agreement
            --------------------

      The Company has an employment agreement with the managing director of its German subsidiary, Bio Pharma. The contract can be terminated by the Company or the managing director upon one year's written notice. The agreement provides for an annual salary of $150,000 and a like severance payment if the agreement is terminated by the Company without cause.

(11)  Segment Information
      -------------------

     (a)   Major Customer
           --------------

      Substantially  all  of  the  Company's   revenues  were  earned  from  one
        pharmaceutical manufacturer and distributor in the United States for the years ended January 31, 1997 and 1996, respectively.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     (b)   Operations by Geographic Area
           -----------------------------

      The Company  is  engaged in one  industry,  specifically  research,  development,  production  and distribution  of  pharmaceutical  products.  Operations in this business  segment are summarized below by geographic area. All  unaffiliated  revenues from South America are made by ABC-Curacao and primarily represent export sales made to South America and India.

                                                                   South
                                                                 America
                                               North                 and
Year ended January 31, 1997:                 America              Europe    Eliminations     Consolidated
----------------------------                 -------              ------    ------------     ------------
Revenues from unaffiliated customers      $5,479,609            $395,380                       $5,874,989

Intercompany revenue between
geographic regions                                            $1,093,940     (1,093,940)                -

Operating income                             838,226             710,601       (468,696)        1,080,131

Identifiable assets                        6,258,121           3,972,821       (324,646)        9,906,296
Capital expenditures                          67,460              34,198                          101,658
Depreciation and amortization                 75,618              94,174                          169,792

                                                                   South
                                                                 America
                                               North                 and
Year ended January 31, 1996:                 America              Europe    Eliminations     Consolidated
----------------------------                 -------              ------    ------------     ------------
Revenues from unaffiliated
customers                                 $4,147,422            $300,100                       $4,447,522

Intercompany revenue between
geographic regions                                               526,388       (526,388)               --

Operating loss                              (351,464)          (359,317)       (112,930)         (823,711)

Identifiable assets                        5,014,090           4,331,772        (78,975)        9,266,887
Capital expenditures                          37,610              36,802                           74,412
Depreciation and amortization                 70,610             108,711                          179,321


                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The  information  presented  above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at transfer prices which are believed to be equivalent to those made at arms length. Revenue from foreign operations were less than 10% of consolidated revenues in 1997 and 1996. In fiscal 1997 and 1996, approximately 92% of the Company's revenues were from one licensee.

(12)  Related Party Transactions
      --------------------------

      Included in "prepaid expenses and other current assets" at January 31, 1997 is a promissory note from the Company's president for $56,820, payable to ABC-New York. The note is payable upon demand and bears interest at 9% per annum.

      Included in "other  assets" at January 31, 1997 is a  promissory  note for
        $286,376 executed by the Company's president on January 30, 1995. The note bears interest at prime plus 1% and is due and payable on January 30, 1998. The note is collateralized with 20,000 shares of the Company's common stock owned by the President. In fiscal 1997, the Company recorded approximately $89,000 of interest from this note, included in "investment and other income". The Company did not recognize interest income from these notes in fiscal 1996 as its policy is to recognize the interest when paid. Also included in "other assets" at January 31, 1997 is approximately $46,800 in other borrowings from the Company's president and a 9% non-amortizing mortgage from Wilbur Street Corporation (note 10) in the amount of $82,606.

      ABC-New York has notes payable to a director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $11,510 at January 31, 1997. The notes, which bear interest at 9% per annum, are payable on demand.

(13)  Employee Benefit Plan
      ---------------------

      ABC - New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 1997 and 1996.

(14)  Non-recurring Item
      ------------------

      During fiscal 1996, the Company recorded a charge to operations of $500,000 representing costs reimbursed to its major customer relating to quantities of the Company's product that were not used.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 16, 1997. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on July 16, 1997.


ITEM 10.       EXECUTIVE COMPENSATION.

               The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 16, 1997.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 16, 1997.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 16, 1997.

                                     PART IV

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)            Exhibits Filed

Exhibit 3.1    Certificate  of  Amendment of  Certificate  of  Incorporation  of
               Registrant, as amended. (Previously filed with Registrant's Registration Statement on Form S-18 ["Registration Statement"] and incorporated herein by reference.)

Exhibit 3.2    Registrant's by-laws as amended. (Previously filed as Exhibit 3.2
               and   3.2(a)   to   Registrant's   Registration   Statement   and
               incorporated herein by reference.)

Exhibit 4.1 Copy of Promissory Note executed by Edwin H. Wegman in favor of Advance Biofactures Corporation. (Previously filed as Exhibit
               28.1 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 4.2 Copy of Promissory Note executed by Edwin H. Wegman in favor of Sherman C. Vogel and Clarification of Loan executed by Edwin H. Wegman, Sherman C. Vogel, and Advance Biofactures Corporation. (Previously filed as Exhibit 28.2 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 4.3 Copy of Promissory Note executed by Advance Biofactures Corporation in favor of Myron E. Wegman. (Previously filed as
               Exhibit 28.3 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.1 Form of 1991 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10.1 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.2 Form of 1993 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S- 8 Registration No. 33-95116 dated July 27, 1995 and incorporated herein by reference.)

Exhibit 10.3 Copy of Agreement between Advance Biofactures Corporation and Knoll Pharmaceutical Company, without exhibits. (Previously filed as exhibit 10.3 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

Exhibit 10.4 Copy of Lease between Advance Biofactures Corporation and the Wilbur Street Corporation. (Previously filed as Exhibit 10.4 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.5 Copy of Lease between the Curacao Industrial and International Trade Development Company (Curinde) N.V. and Advance Biofactures Corporation of Curacao, N.V. (English translation). (Previously filed as Exhibit 10.5 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.6 Copy of Agreement between Advance Biofactures of Curacao, N.V. and a Swiss company regarding a license for Nucleolysin(R) for Switzerland and Italy, without exhibits. (Previously filed as
               Exhibit 10.7 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.7 Copy of Agreement between Advance Biofactures Corporation and Bernard J. Sussman, as amended. (Previously filed as Exhibit 10.8 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.8 Copy of Agreement between Advance Biofactures of Curacao, N.V. and physician regarding testing of Nucleolysin(R). (Previously filed as Exhibit 10.9 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.9 Form of Financial Consulting Agreement between the Company and S.D. Cohn & Co., Inc. (Previously filed as Exhibit 10.10 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.10 Copy of Employment Agreement dated March 7, 1977 between Advance Biofactures of Curacao, N.V. and Edward Bakhuis. (Previously filed as Exhibit 10.11 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.11 Copy of Agreement dated July 14, 1989 between Advance Biofactures Corporation and Arnold Brossi regarding colchicine. (Previously filed as Exhibit 10.12 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.12 Copy of Agreement dated November 4, 1985 between Advance Biofactures Corporation and Arnold Brossi regarding Scientific Advisory Board. (Previously filed as Exhibit 10.14 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.13 Copy of License Agreement between Advance Biofactures Corporation and The Regents of the University of California. (Previously filed as Exhibit 10.15 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.14 Copy of Agreement between Advance Biofactures of Curacao, N.V. and Lou Ann Cope Moorhead, MD., as amended. (Previously filed as
               Exhibit 10.16 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.15 Copy of Agreement between Bio-Specifics N.V. (a wholly-owned subsidiary of Advance Biofactures of Curacao, N.V.) and Sheldon
               R. Pinnell, MD. (Previously filed as Exhibit 10.17 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.16 Copy of Agreement between Advance Biofactures Corporation and Karel Wiesner. (Previously filed as Exhibit 10.18 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.17 Copy of License Agreement between Advance Biofactures Corporation and National Technical Information Service. (Previously filed as
               Exhibit 10.19 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.18 Copy of Employment agreement with Dr. Rainer Friedel (English summary attached)

Exhibit 10.19 Copy of agreement to extend expiration of Underwriter's warrants and Assignee of Warrants among Registrant, S.D. Cohn & Co., and John C. Dello- Iacono.

Exhibit 10.20 Copy of Collagenase ABC license agreement between Advance Biofactures of Curacao, N.V. and an Italian company, without exhibits. (Previously filed as exhibit 29.1 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

Exhibit 10.21  Copy  of  Collagenase  ABC  license   agreement  between  Advance
               Biofactures of Curacao, N.V. and a Swiss company, without exhibits. (Previously filed as exhibit 29.2 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

Exhibit 10.22 Copy of Promissory Note executed by Edwin H. Wegman in favor of Advance Biofactures Corp. (Previously filed as exhibit 29.3 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

Exhibit 22     Subsidiaries of the Registrant.

Exhibit 23.1   Consent of KPMG Peat Marwick LLP.*

Exhibit 27.1   Financial Data Schedule*



(b)   Reports on Form 8-K

               None.


____________________________
*        Filed herewith

SIGNATURES
----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOSPECIFICS TECHNOLOGIES CORP.
                                       -------------------------------
                                               (Registrant)


Date: April 30, 1997                   By:       Edwin H. Wegman
                                         ---------------------------------------
                                         Edwin H. Wegman, Chairman and President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Edwin H. Wegman       Chairman of the Board, President and     April 30, 1997
--------------        Director (Principal Executive Officer)
Edwin H. Wegman

Albert Horcher        Controller, Principal Financial and      April 30, 1997
--------------        Chief Accounting Officer
Albert Horcher

Harold Stern          Executive Vice President                 April 30, 1997
------------          and Director
Harold Stern

Thomas L. Wegman      Secretary, Treasurer and Director        April 30, 1997
----------------
Thomas L. Wegman

Paul A. Gitman, MD.   Director                                 April 30, 1997
-------------------
Paul A. Gitman, MD.

Henry Morgan          Director                                 April 30, 1997
-----------
Henry Morgan

Sherman C. Vogel      Director                                 April 30, 1997
----------------
Sherman C. Vogel

Rainer Friedel        Director                                 April 30, 1997
--------------
Rainer Friedel

                                  EXHIBIT INDEX



    Exhibit                                                                Page
    -------                                                                ----

Exhibit 23.1   Consent of KPMG Peat Marwick LLP                             36

Exhibit 27.1   Financial Data Schedule                                      37