Form 10QSB
period 1997-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 1997-06-16
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  April 30, 1997
                                      ----------------

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

Yes  x    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,883,396 shares of Common
Stock, $0.001 par value as of June 11, 1997.          --------------------------
-------------------------------------------

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION                                         3


Item 1.  Financial Statements                                          3


Consolidated Financial Statements:


      Balance Sheets as of April 30, 1997 (unaudited) and              3
      January 31, 1997


      Statements  of Income for the Three Months Ended April
      30, 1997 and 1996 (unaudited)                                    4


      Statements  of Cash Flows for the Three  Months  Ended
      April 30, 1997 and 1996 (unaudited)                              5


      Notes to Consolidated Interim Financial Statements               6
      (unaudited)


Item 2.  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations                                    7


SIGNATURES                                                             9

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets
                                                          (Unaudited)
                                                           April 30,     January 31,
ASSETS                                                          1997            1997
                                                        ------------    ------------
Cash and cash equivalents                               $  3,448,269    $  3,793,582
Marketable securities                                      1,944,207       1,812,974
Accounts receivable                                        1,421,386         900,956
Inventory                                                  1,301,802       1,339,081
Prepaid expenses & other current assets                      301,090         403,571
                                                        ............    ............
   Total current assets                                    8,416,754       8,250,164

Property,  plant, and equipment - net                        898,130         912,949
Other assets                                                 717,788         743,183
                                                        ............    ............

TOTAL ASSETS                                            $ 10,032,672    $  9,906,296
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   $    479,330    $    540,899
Notes payable to related parties                              11,635          11,510
Income taxes payable                                           9,730          10,350
Deferred revenue                                             175,000         175,000
                                                        ............    ............
     Total current liabilities                               675,695         737,759

Minority interest in subsidiaries                            192,743         186,043

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                           --              --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,883,396 shares issued and outstanding
  at April 30, 1997 and January 31, 1997                       4,883           4,883
Additional paid-in capital                                 3,586,145       3,586,145
Retained earnings                                          5,776,602       5,591,591
Cumulative translation adjustment                            (20,886)        (17,615)
                                                        ............    ............
                                                           9,346,744       9,165,004
Less: Treasury stock - 10,000 shares at cost                (182,510)       (182,510)
                                                        ............    ............
    Stockholders' equity - net                             9,164,234       8,982,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 10,032,672    $  9,906,296
                                                        ============    ============

See accompanying notes to consolidated
financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Income

                                                             Unaudited
                                                          Three Months Ended
                                                              April 30,

                                                            1997           1996
                                                     -----------    -----------
Revenues:
   Net sales                                         $   858,810    $   850,203
   Royalties                                             594,344        470,297
                                                     ...........    ...........
Total Revenues                                         1,453,154      1,320,500
                                                     -----------    -----------

Costs and Expenses:
   Cost of sales                                         400,425        397,299
   Selling, general and administrative                   384,802        367,446
   Research and development                              423,957        358,476
                                                     ...........    ...........
Total Costs and Expenses                               1,209,184      1,123,221
                                                     -----------    -----------

Income from operations                                   243,970        197,279

Other income (expense):
   Investment and other income                            62,599         30,029
   Interest expense and other charges                       (599)        (1,964)
                                                     ...........    ...........
Total Other Income - net                                  62,000         28,065

Income before taxes                                      305,970        225,344
   Provision for income taxes                           (114,260)       (83,650)
                                                     ...........    ...........
Income before minority interest                          191,710        141,694
   Minority interest in net income of subsidiaries         6,700          4,125
                                                     ...........    ...........
Net income                                           $   185,010    $   137,569
                                                     ===========    ===========


Net income per common share                          $      0.04    $      0.03
                                                     ===========    ===========

Weighted average number of shares used in
computing net income per share                         4,892,246      4,917,573
                                                     ===========    ===========


See accompanying notes to consolidated
financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                 (unaudited)
                                                              Three months ended
                                                                  April 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                            1997           1996
                                                          -----------    -----------
 Net income                                               $   185,010    $   137,569
  Adjustments  to reconcile net income
  to cash  provided  by/(used by) operating activities:
    Depreciation                                               46,674         46,235
    Loss on marketable securities - net                         8,502         28,568
    Minority interest in income of subsidiaries                 6,700          4,125
  Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable                (520,430)       119,339
    Sales of marketable securities                             10,890           --
    Purchases of marketable securities                       (150,625)       (49,201)
    Decrease (increase) in inventory                           37,279        (15,929)
    Decrease in prepaid and other current assets              102,481         13,007
    Decrease in other assets                                   25,395         41,768
    Decrease in accounts payable & accruals                   (61,569)       (19,521)
    Increase in due to related parties                            125            235
    Decrease in income taxes payable                             (620)      (124,350)
    Increase in cumulative translation adjustment              (3,271)          --
                                                          ...........    ...........
      Net cash (used) provided by operating activities       (313,459)       181,845
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment              (31,854)       (23,634)
                                                          ...........    ...........
      Net cash used in investing activities                   (31,854)       (23,634)
                                                          -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (345,313)       158,211

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                       3,793,582      2,288,316
                                                          ...........    ...........
  End of Period                                           $ 3,448,269    $ 2,446,527
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during period for interest                    $       559    $     1,964
                                                          ===========    ===========
  Cash paid during period for income taxes                $    62,820    $   208,000
                                                          ===========    ===========


See accompanying note to consolidated
financial statements

                         BIOSPECIFICS TECHNOLOGIES CORP.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

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

2.    INTERIM  FINANCIAL  STATEMENTS  -  In  the  opinion  of  management,   the
accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 1997, the statements of income for the three months ended April 30, 1997 and 1996, and statements of cash flows for the three months ended April 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

3. NET INCOME PER SHARE - Net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants was included in the calculation for the three months ended April 30, 1997 and 1996.

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

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1997.

Three months ended April 30, 1997 and 1996
------------------------------------------

NET SALES - Net sales for the three months ended April 30, 1997 and 1996 were $858,810 and $850,203 respectively, representing an increase of $8,607 or 1%. Sales of collagenase to KPC were lower during the current first fiscal quarter versus last year, but higher sales of collagenase to foreign licensees offset such decrease.

ROYALTIES - Royalties for the three months ended April 30, 1997 and 1996 were $594,344 and $470,297 respectively, representing an increase of $124,047 or 26%. The increase is due to the commensurate increase in after market sales of Collagenase ointment (Collagenase Santyl(R)) in the United States by KPC, as reported to the Company by KPC.

COST OF SALES - Cost of sales for the three months ended April 30, 1997 and 1996 were $400,425 and $397,299 respectively, an increase of $3,126 due to the higher level of foreign sales in the first quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 1997 and 1996 were $384,802 and $367,446, respectively, an increase of $17,356 due to greater licensing activities being undertaken in Europe.

RESEARCH AND DEVELOPMENT - Research and development ("R&D") expense for the three months ended April 30, 1997 and 1996 was $423,957 and $358,476 respectively, representing an increase of $65,481 or 18%. The Company is currently sponsoring U.S. clinical trials of its injectable collagenase for three disease conditions. These trials were not as far advanced in the 1996 period. The Company is focusing its R&D on developing injectable collagenase for certain disease conditions by sponsoring clinical trials in the United States. The Company expects its current year (fiscal 1998) R&D expense to exceed that of last year (fiscal 1997).

OTHER INCOME (EXPENSE) NET - Other income (expense) net for the three months ended April 30, 1997 and 1996 was $62,000 and $28,065 respectively. The increase of $33,935 was primarily attributable to a greater amount of cash available for investment in the current period versus last year.

PROVISION BENEFIT FOR INCOME TAXES - The provision benefit for income taxes for the three months ended April 30, 1997 and 1996 was $114,260 and $83,650 respectively. The higher provision in the current period is due to more profitable operations.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties and periodic license fees. At April 30, 1997, the Company had working capital of approximately $7.7 million which includes cash and cash equivalents, and marketable securities of approximately $5.4 million. Net cash used by operating activities was $313,459 due to an increase in accounts receivable of $520,430 and net purchases of marketable securities of $139,735. At April 30, 1997 the Company had no material commitments for capital expenditures.

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


                                          BioSpecifics Technologies Corp.
                                                   (Registrant)



Date: June 12, 1997
      -------------


By: /s/ Edwin H. Wegman
    -------------------
         Edwin H. Wegman
         Chairman and President
         Chief Executive Officer




Date: June 12, 1997
      -------------


By: /s/ Albert Horcher
   -------------------
         Albert Horcher
         Controller, Principal Financial
         and Chief Accounting Officer