Form 10QSB
period 1997-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1997-09-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  July 31, 1997
                                      ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,884,896 shares of Common Stock, $0.001 par value as of September 1, 1997.


                                  Page 1 0f 11

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION                                               3


Item 1.  Financial Statements                                                3


Consolidated Financial Statements:


      Balance Sheets as of July 31, 1997 (unaudited) and January             3
      31, 1997


      Statements  of Income  for the Three  and Six  Months  Ended
      July 31, 1997 and 1996 (unaudited)                                     4


      Statements  of Cash Flows for the Six Months  Ended July 31,
      1997 and 1996 (unaudited)                                              5


      Notes to Consolidated Interim Financial Statements                     6
      (unaudited)


Item  2.   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                          7


Part II - Other Information                                                 10


SIGNATURES                                                                  11

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                         (Unaudited)
                                                            July 31,     January 31,
ASSETS                                                          1997            1997
                                                        ------------    ------------
Cash and cash equivalents                               $  2,671,173    $  3,793,582
Marketable securities                                      2,329,420       1,812,974
Accounts receivable                                        1,359,973         900,956
Inventory                                                  1,524,820       1,339,081
Prepaid expenses & other current assets                      452,113         403,571
                                                        ............    ............
   Total current assets                                    8,337,499       8,250,164

Property,  plant, and equipment - net                      1,010,970         912,949
Other assets                                                 696,705         743,183
                                                        ............    ............

TOTAL ASSETS                                            $ 10,045,174    $  9,906,296
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                   $    516,822    $    540,899
Notes payable to related parties                              11,760          11,510
Income taxes payable                                          15,970          10,350
Deferred revenue                                             175,000         175,000
                                                        ............    ............
     Total current liabilities                               719,552         737,759

Minority interest in subsidiaries                            196,478         186,043

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                           --              --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,883,396 shares issued and outstanding
  at July 31, 1997 and January 31, 1997                        4,883           4,883
Additional paid-in capital                                 3,586,145       3,586,145
Retained earnings                                          5,967,076       5,591,591
Cumulative translation adjustment                            (23,417)        (17,615)
                                                        ............    ............
                                                           9,534,687       9,165,004
Less: Treasury stock - 54,000 shares at cost at
July 31, 1997 and 10,000 shares at January 31, 1997         (405,543)       (182,510)
                                                        ............    ............
    Stockholders' equity - net                             9,129,144       8,982,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 10,045,174    $  9,906,296
                                                        ============    ============


See accompanying notes to consolidated financial statements

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income


                                                               (Unaudited)                (Unaudited)
                                                           Three months ended           Six months ended
                                                                  July 31,                    July 31,
                                                            1997           1996           1997            1996
                                                      ---------------------------------------------------------
Revenues:
   Net sales                                            $706,616     $1,150,458     $1,565,426      $2,000,661
   Royalties                                             543,775        726,844      1,138,119       1,197,141
   License fees                                               --         20,000             --          20,000
                                                      .........................................................
Total Revenues                                         1,250,391      1,897,302      2,703,545       3,217,802
                                                      ---------------------------------------------------------

Costs & Expenses:
   Cost of sales                                         249,612        454,371        650,037         851,670
   Selling, general and administrative                   390,485        356,103        775,287         723,549
   Research and development                              491,552        404,111        915,509         762,587
                                                      .........................................................
Total Costs & Expenses                                 1,131,649      1,214,585      2,340,833       2,337,806
                                                      ---------------------------------------------------------

Income from operations                                   118,742        682,717        362,712         879,996

Other income (expense)
  Investment & other income                              101,168         41,475        163,727          71,504
  Interest expense                                          (741)        (1,322)        (1,300)         (3,286)
                                                      .........................................................
Total other income - net                                 100,427         40,153        162,427          68,218
                                                      ---------------------------------------------------------

Income before provision for income taxes                 219,169        722,870        525,139         948,214
   Provision for income taxes                            (24,960)      (272,560)      (139,220)       (356,210)
                                                      .........................................................
Income before minority interest                          194,209        450,310        385,919         592,004
Less: minority interest in net income of subsidiaries      3,735         15,000         10,435          19,125
                                                      .........................................................
Net income                                              $190,474       $435,310       $375,484        $572,879
                                                      =========================================================



Net income per common share                                $0.04          $0.09          $0.08          $0.12
                                                      ========================================================


Weighted average number of shares used in
computing net income per share:                        4,919,332      4,925,543      4,905,790      4,921,558
                                                      ========================================================




See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                 (unaudited)
                                                              Six Months ended
                                                                    July 31,

                                                                1997           1996
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   375,484    $   572,879
  Adjustments to reconcile net income
  to cash provided by/(used by) operating activities:
    Depreciation                                              94,274        100,257
    (Gain) loss on marketable securities - net               (27,075)        53,230
    Minority interest in income of subsidiaries               10,435         19,125
  Changes in operating assets & liabilities:
    Increase in accounts receivable                         (459,017)       (25,731)
    Proceeds from sales of marketable securities              10,890        749,421
    Purchases of marketable securities                      (500,261)      (294,825)
    Increase in inventory                                   (185,739)       (83,453)
    Increase in prepaid and other current assets             (48,542)       (35,121)
    Decrease in other assets                                  46,478         42,532
    Decrease in accounts payable & accruals                  (24,077)      (455,565)
    Increase in income taxes payable                           5,620        138,210
    Increase in due to related parties                           250            470
    Increase in cumulative translation adjustment             (5,802)          --
                                                         ...........    ...........
      Net cash provided (used) by operating activities      (707,082)       781,429
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment            (192,294)       (25,231)
                                                         ...........    ...........
      Net cash used in investing activities                 (192,294)       (25,231)
                                                         -----------    -----------

CASH FLOWS USED BY FINANCING ACTIVITIES:
  Treasury stock purchases                                  (223,033)          --
                                                         ...........    ...........
      Net cash used by financing activities                 (223,033)             0
                                                         -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,122,409)       756,198

  CASH AND EQUIVALENTS:
  Beginning of Period                                      3,793,582      2,288,316
                                                         ...........    ...........
  End of Period                                          $ 2,671,173    $ 3,044,514
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                   $     1,300    $     1,964
                                                         ===========    ===========
  Cash paid during period for income taxes               $   152,820    $   248,000
                                                         ===========    ===========


See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (UNAUDITED)

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

The Company currently derives most of its revenues through a license agreement with a major US pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Since February 1, 1996, sales of Collagenase ABC have been principally to KPC, which markets it as an ointment in the United States under its trademarked name "Collagenase Santyl(R)". The license agreement with KPC expires in 2003. In the event that KPC were to cancel the license agreement for cause, which the Company believes is unlikely, the financial condition of the Company would be materially adversely impacted unless the Company were to find another licensee in the United States.

The Company has undertaken efforts to secure licensees outside the United States. The Company has licensing agreements with foreign companies to market collagenase, either as a topical product or an injectable, when permitted by local governmental authorities. The Company sells Collagenase ABC to pharmaceutical companies in Latin America and India, in relatively small amounts.

2.    INTERIM  FINANCIAL  STATEMENTS  -  In  the  opinion  of  management,   the
accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 1997, the statements of income for the three and six months ended July 31, 1997 and 1996, and statements of cash flows for the three months ended July 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

3. NET INCOME PER COMMON SHARE - Net income per common share is based on net income available to common stockholders divided by the weighted average number of common shares and common stock equivalent shares outstanding, if dilutive, during the period of presentation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended July 31, 1997 and 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

                    Three months ended July 31, 1997 and 1996
                    -----------------------------------------

NET SALES - Net sales for the three months ended July 31, 1997 and 1996 were $706,616 and $1,150,458 respectively, representing a $442,842 or 39% decrease. The decrease was primarily due to lower sales of the Company's Collagenase ABC enzyme product to KPC. Although there can be no assurance, the Company expects higher sales of the product to KPC in the next fiscal quarter.

ROYALTIES - Royalties for the three months ended July 31, 1997 and 1996 were $543,775 and $726,844 respectively, representing a $183,069 or 25% decrease. During the three months ended July 31, 1997, KPC announced a price increase for Collagenase Santyl(R), effective the end of July 1996. KPC's customers responded by buying record amounts during June and July 1996, in advance of the price increase. In the subsequent 1996 quarter, sales declined. There was no price increase announced in 1997, and sales of Collagenase Santyl(R) are more consistent quarter to quarter, as reported to the Company by KPC.

LICENSE FEES - The Company earned a license fee during the quarter ended July 31, 1996 due to a product distribution agreement with a German pharmaceutical company. There were no license fees earned during the quarter ended July 31, 1997 period.

COST OF SALES - Cost of sales for the three months ended July 31, 1997 and 1996 were $249,612 and $454,371 respectively, representing an decrease of $204,759 or 45%, due to lower net sales.

SELLING,  GENERAL  AND  ADMINISTRATIVE  - Selling,  general  and  administrative
("SG&A") expenses for the three months ended July 31, 1997 and 1996 were $390,485 and $356,103 respectively, representing an $34,382 or 10% increase. The increase was primarily due to higher professional fees.

RESEARCH AND DEVELOPMENT - Research and development ("R&D") expenses for the three months ended July 31, 1997 and 1996 were $491,552 and $404,111 respectively, representing an increase of $87,441 or 22%. The increase was due to the costs associated with advancing clinical trials in the U.S., particularly for Dupuytren's disease and Peyronie's disease. In Europe, clinical trials are underway to support applications for marketing approval for various countries in the European Union. The Company expects R&D expenses to equal or possibly exceed the level incurred in the current quarter.

OTHER INCOME - NET - Other income - net for the three months ended July 31, 1997 and 1996 was $100,427 and $40,153 respectively. The increase of $60,274 was due primarily to increasing value of fixed income securities held as trading security investments by the Company, resulting from lower interest rates.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended July 31, 1997 and 1996 was $24,960 and $272,560 respectively, a decrease of $247,600. The decrease was due to lower profitability of the Company's United States subsidiary, primarily as a result of lower net sales and royalty revenues. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao.

                     Six months ended July 31, 1997 and 1996
                     ---------------------------------------

NET SALES - Net sales for the six months ended July 31, 1997 and 1996 were $1,565,426 and $2,000,661 respectively, representing a $435,235 or 22% decrease. The decrease in net sales was primarily due to lower sales of the Company's Collagenase ABC enzyme product to KPC. Although there can be no assurance, the Company expects higher sales of the product to KPC in the next fiscal quarter.

ROYALTIES - Royalties for the six months ended July 31, 1997 and 1996 were $1,138,119 and $1,197,141 respectively, representing a $59,022 or 5% decrease, due to lower sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC, for reasons explained above.

LICENSE FEES - The Company earned a license fee during the six months ended July 31, 1996 due to a product distribution agreement with a German pharmaceutical company. There were no license fees earned in the six month period ended July 31, 1997.

COST OF SALES - Cost of sales for the six months ended July 31, 1997 and 1996 were $650,037 and $851,670 respectively, representing a decrease of $201,633 or 24% due to lower net sales as described above.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses for the six months ended July 31, 1997 and 1996 were $775,287 and $723,549 respectively, representing a $51,738 or 7% increase. The increase was due primarily to higher professional fees incurred in the more recent six months.

RESEARCH AND DEVELOPMENT - R&D expenses for the six months ended July 31, 1997 and 1996 were $915,509 and $762,587 respectively, representing an increase of $152,922 or 20%. The increase was due to the costs associated with advancing clinical trials in the U.S., particularly for Dupuytren's disease and Peyronie's disease. The Company expects R&D expenses to equal or possibly exceed the level incurred in the current six month period.

OTHER INCOME - NET - Other income - net for the six months ended July 31, 1997 and 1996 was $162,427 and $68,218 respectively. The increase of $94,209 was due primarily to the increasing value of fixed income securities held as trading security investments by the Company, resulting from lower interest rates.

PROVISION FOR INCOME TAXES - The provision for income taxes for the six months ended July 31, 1997 and 1996 was $139,220 and $356,210 respectively, a decrease of $216,990. The decrease was due to lower profitability of the Company's United States subsidiary, primarily as a result of lower net sales and royalty revenues, explained previously. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties, and new license fees. As of July 31, 1997, the Company had working capital of approximately $7,617,000 which included cash and cash equivalents and marketable securities of approximately $5,000,000. The principal use of cash during the six months ended July 31, 1996 was approximately $707,000 for operating activities, expenditures for plant, property and equipment of approximately $192,300 and repurchases of Company stock of approximately $233,000. At July 31, 1997 the Company had no material commitments for capital expenditures.

Although there can be no assurance, management believes that in view of the Company's working capital position and anticipated positive cash flow from operating activities, the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash from operations will be sufficient to meet the Company's cash needs on an ongoing basis for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a.) The annual meeting of stockholders was held July 16, 1997. The purpose of the meeting was to elect two directors of the Company and approve the Company's 1997 Stock Option Plan.

(b.) The directors elected at the stockholders' meeting were Thomas L. Wegman and Paul A. Gitman, MD., whose terms expire in 2000. The other directors whose terms of office as director continued after the meeting are Henry Morgan and Sherman Vogel, whose terms of office expire in 1998, and Edwin H. Wegman and Rainer Friedel, MD., whose terms of office expire in 1999.

The Company's 1997 Stock Option plan was approved by a vote of the stockholders.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BioSpecifics Technologies Corp.
                                                (Registrant)



Date: September 12, 1997



By: /s/Edwin H. Wegman
   -------------------
       Edwin H. Wegman
       Chairman and President




Date: September 12, 1997



By: /s/Albert Horcher
   ------------------
       Albert Horcher
       Treasurer, Principal Financial and
       Chief Accounting Officer