Form 10QSB
period 1997-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1997-12-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  October 31, 1997
                                      ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,886,096 shares of Common Stock, $0.001 par value as of December 1, 1997.

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION                                               3


Item 1.  Financial Statements                                                3


Consolidated Financial Statements:


      Balance Sheets as of October 31, 1997 (unaudited) and                  3
      January 31, 1997


      Statements  of Income  for the Three and Nine  Months  Ended
      October 31, 1997 and 1996 (unaudited)                                  4


      Statements  of Cash Flows for the Nine Months Ended  October
      31, 1997 and 1996 (unaudited)                                          5


      Notes to Consolidated Interim Financial Statements                     6
      (unaudited)


Item  2.   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                          8

SIGNATURES                                                                  11

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                           (Unaudited)
                                                           October 31,     January 31,
ASSETS                                                            1997            1997
                                                          ------------    ------------
Cash and cash equivalents                                 $  2,564,738    $  3,793,582
Marketable securities                                        2,720,391       1,812,974
Accounts receivable                                          1,573,442         900,956
Inventory                                                    1,545,926       1,339,081
Prepaid expenses & other current assets                        365,554         403,571
                                                          ............    ............
   Total current assets                                      8,770,051       8,250,164

Property,  plant, and equipment - net                          975,798         912,949
Other assets                                                   663,673         743,183
                                                          ............    ............

TOTAL ASSETS                                              $ 10,409,522    $  9,906,296
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                     $    734,172    $    540,899
Notes payable to related parties                                11,885          11,510
Income taxes payable                                            25,510          10,350
Deferred revenue                                               175,000         175,000
                                                          ............    ............
     Total current liabilities                                 946,567         737,759

Minority interest in subsidiaries                              201,158         186,043

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                             --              --
Common stock, $.001 par value; 10,000,000 shares
  authorized; 4,886,096 shares issued and outstanding
  at October 31, 1997 and 4,883,396 at January 31, 1997          4,886           4,883
Additional paid-in capital                                   3,602,004       3,586,145
Retained earnings                                            6,169,159       5,591,591
Cumulative translation adjustment                              (17,910)        (17,615)
                                                          ............    ............
                                                             9,758,139       9,165,004
Less: Treasury stock - 70,800 shares at cost at
October 31, 1997 and 10,000 shares at January 31, 1997        (496,342)       (182,510)
                                                          ............    ............
    Stockholders' equity - net                               9,261,797       8,982,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 10,409,522    $  9,906,296
                                                          ============    ============







See accompanying notes to consolidated financial statements

Biospecifics Technologies Corp., and Subsidiaries
Consolidated Statements of Income

                                                                (Unaudited)                  (Unaudited)
                                                            Three months ended            Nine months ended
                                                                October 31,                   October
                                                            1997           1996           1997           1996
                                                   -----------------------------------------------------------
Revenues:
   Net sales                                         $   948,094    $ 1,098,056    $ 2,513,520    $ 3,098,717
   Royalties                                             596,316        333,622      1,734,435      1,530,763
   License fees                                             --             --             --           20,000
                                                   ...........................................................
Total Revenues                                         1,544,410      1,431,678      4,247,955      4,649,480
                                                   -----------------------------------------------------------

Costs & Expenses:
   Cost of sales                                         445,603        444,386      1,095,640      1,296,056
   Selling, general and administrative                   393,598        423,577      1,168,885      1,147,126
   Research and development                              501,734        322,137      1,417,243      1,084,724
                                                   ...........................................................
Total Costs and Expenses                               1,340,935      1,190,100      3,681,768      3,527,906
                                                   ...........................................................

Income from operations                                   203,475        241,578        566,187      1,121,574

Other income (expense) - net
  Investment & other income                              107,551        118,998        271,278        190,502
  Interest expense                                        (1,493)          (892)        (2,793)        (4,178)
                                                   ...........................................................
Total other income - net                                 106,058        118,106        268,485        186,324

Income before provision for income taxes                 309,533        359,684        834,672      1,307,898
   Provision for income taxes                           (102,770)      (110,140)      (241,990)      (466,350)
                                                   ...........................................................
Income before minority interest                          206,763        249,544        592,682        841,548
   Minority interest in net income of subsidiaries         4,680          3,125         15,115         22,250
                                                   ...........................................................
Net income                                           $   202,083    $   246,419    $   577,567    $   819,298
                                                   ===========================================================


NET INCOME PER COMMON SHARE                          $      0.04    $      0.05    $      0.12    $      0.17
                                                   ===========================================================


Weighted average number of shares used in
computing net income per share:                        4,895,000      4,930,000      4,906,000      4,930,000
                                                   ===========================================================























See accompanying notes to consolidated
financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                          (Unaudited)
                                                                      Nine months ended
                                                                         October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                 1997           1996
                                                              ----------------------------
  Net income                                                   $   577,567    $   819,298
  Adjustments to reconcile net income
  to cash provided by/(used by) operating activities:
    depreciation                                                   140,575        142,907
    (gain) loss on marketable securities - net                     (44,447)        12,623
    minority interest in income of subsidiaries                     15,115         22,250
    issuance of stock options                                        4,500         30,000
  Changes in operating assets & liabilities:
    (increase) decrease in accounts receivable                    (672,486)       119,331
    proceeds from sales of marketable securities                   267,361        780,413
    purchases of marketable securities                          (1,130,331)      (455,579)
    (increase) decrease in inventory                              (206,845)        36,796
    decrease in prepaid and other current assets                    38,017         76,803
    decrease in other assets                                        79,510         51,536
    (increase) decrease in accounts payable & accruals             193,273       (534,177)
    increase in deferred revenues                                     --           45,000
    increase (decrease) in cumulative translation adjustment          (295)          --
    increase in income taxes payable                                15,160         65,350
                                                              ............................
      Net cash provided by (used in) operating activities         (723,326)     1,212,551
                                                              ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                  (203,421)       (32,328)
                                                              ............................
      Net cash used in investing activities                       (203,421)       (32,328)
                                                              ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from redemption of long term securities                    --             --
  Proceeds from notes with related parties                             375            705
  Treasury stock purchases                                        (313,832)
  Exercise of stock options                                         11,360           --
                                                              ............................
      Net cash (used) provided by financing activities            (302,097)           705
                                                              ----------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,228,844)     1,180,928

  CASH AND EQUIVALENTS:
  Beginning of Period                                            3,793,582      2,288,316
                                                              ............................
  End of Period                                                $ 2,564,738    $ 3,469,244
                                                              ============================


SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                         $     2,793    $     4,179
                                                              ============================
  Cash paid during period for income taxes                     $   152,820    $   378,000
                                                              ============================


See accompanying notes to consolidated
financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (UNAUDITED)

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

2. INTERIM FINANCIAL STATEMENTS - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 1997, the statements of income for the three and nine months ended October 31, 1997 and 1996, and statements of cash flows for the three months ended October 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

3. NET INCOME PER COMMON SHARE - Net income per common share is based on net income available to common stockholders divided by the weighted average number of common shares and common stock equivalent shares outstanding, if dilutive, during the period of presentation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the periods ended October 31, 1997 and 1996, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

                  Three months ended October 31, 1997 and 1996
                  --------------------------------------------

NET SALES - Net sales for the three months ended October 31, 1997 and 1996 were $948,094 and $1,098,056 respectively, representing a $149,962 or 14% decrease. The decrease is due to the timing of sales of collagenase ABC to KPC, as well as KPC's continual efforts to maintain as small an inventory as possible.

ROYALTIES - Royalties for the three months ended October 31, 1997 and 1996 were $569,316 and $333,622 respectively, representing a $262,694 or 79% increase. Besides a general increase in sales of Collagenase Santyl(R) in fiscal 1998 versus 1997, Collagenase Santyl(R) sales had declined during last year's quarter ended October 31, 1996 due, in turn, to unusually high Collagenase Santyl(R) sales in the quarter prior to that, ended July 31, 1996. The Company believes that the fluctuations resulted from advance buying by KPC's customers in anticipation of a price increase in Collagenase Santyl(R), as reported to the Company by KPC.

COST OF SALES - Cost of sales for the three months ended October 31, 1997 and 1996 were $445,603 and $444,386 respectively, representing an increase of $1,219, due to higher depreciation costs and slight increases in salaries.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 1997 and 1996 were $393,598 and $423,577 respectively, representing a $29,979 or 7% decrease. The decrease was primarily due to lower professional fees incurred.

RESEARCH AND DEVELOPMENT - Research and development ("R&D") expenses for the three months ended October 31, 1997 and 1996 were $501,734 and $322,137 respectively, representing a increase of $179,597 or 56%. The Company is currently sponsoring Phase 2 clinical trials of injectable collagenase for Dupuytren's and Peyronie's diseases, for which the FDA has granted Orphan Drug status; keloids, and pre-clinical research of other uses of collagenase. The Company is also sponsoring clinical trials of its collagenase in Europe, but to a lesser financial extent.

OTHER INCOME - NET - Other income - net for the three months ended October 31, 1997 and 1996 was $106,058 and $118,106 respectively. The decrease of $12,048 was due primarily to a slightly less favorable investment environment during the more current period.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended October 31, 1997 and 1996 was $102,770 and $110,140 respectively, a decrease of $7,370. The decrease was due to lower taxable profit in the current period. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao, partially offset by the additional provision required for state income taxes where the Company's US subsidiary is domiciled.

                   Nine months ended October 31, 1997 and 1996
                   -------------------------------------------

NET SALES - Net sales for the nine months ended October 31, 1997 and 1996 were $2,513,520 and $3,098,717 respectively, representing a $585,197 or 19% decrease. The decrease is due to KPC's continual efforts to reduce and maintain as small an inventory as possible.

ROYALTIES - Royalties for the nine months ended October 31, 1997 and 1996 were $1,734,435 and $1,530,763 respectively, representing a $203,672 or 13% increase, due to higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

LICENSE FEES - The Company earned part of the advance payment from a product distribution license agreement with a German pharmaceutical company during the nine months ended October 31, 1996. There were no license fees earned during the more current period.

COST OF SALES - Cost of sales for the nine months ended October 31, 1997 and 1996 were $1,095,640 and $1,296,056 respectively, representing a decrease of $200,416 or 15% due to lower net sales of collagenase ABC as described above.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses for the nine months ended October 31, 1997 and 1996 were $1,168,885 and $1,147,126 respectively, representing a $21,759 or 2% increase. The slight increase was due to higher professional fees and salaries incurred in the more recent nine months.

RESEARCH AND DEVELOPMENT - Research and development expenses for the nine months ended October 31, 1997 and 1996 were $1,417,243 and $1,084,724 respectively, representing an increase of $332,519 or 31%. The Company is currently developing injectable collagenase treatments for two conditions for which FDA has granted FDA Orphan Drug Status. During the current period, the Company completed Phase 1 and advanced to Phase 2 clinical trials of Cordase(TM) injectable collagenase for Dupuytren's disease. The Company is also sponsoring a Phase 2 trial for Peyronie's disease, Phase 1 trial for keloids, and pre-clinical research of other uses of collagenase. The Company is also sponsoring clinical trials of its collagenase in Europe, but to a much lesser financial extent.

OTHER INCOME - net - Other income - net for the nine months ended October 31, 1997 and 1996 was $268,485 and $186,324 respectively. The increase of $82,161 was due primarily to realized and unrealized gains on trading securities in the more current period, due to a more favorable environment for fixed income securities.

PROVISION FOR INCOME TAXES - The provision for income taxes for the nine months ended October 31, 1997 and 1996 was $241,990 and $466,350 respectively, a decrease of $224,360. The decrease was due to lower taxable profit. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao, partially offset by the additional provision required for state income taxes where the Company's US subsidiary is domiciled.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties, and new license fees. As of October 31, 1997, the Company had working capital of approximately $8.0 million which includes cash and cash equivalents and marketable securities of approximately $5.3 million.

As of October 31, 1997, the Company's cash balance declined by approximately $1.2 million versus January 31, 1997. The principal uses of cash during the nine months ended October 31, 1997 includes purchases of marketable securities, net of sales, of approximately $863,000; the purchase of treasury stock approximating $314,000; and expenditures of $203,000 for plant, property and equipment. At October 31, 1997 the Company had no material commitments for capital expenditures.

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


                                  BioSpecifics Technologies Corp.
                                         (The Registrant)



Date:  December 12, 1997
       ----------------


By: /s/Edwin H. Wegman
    ------------------
       Edwin H. Wegman
       Chairman and President




Date:  December 12, 1997



By: /s/Albert Horcher
    -----------------
       Albert Horcher
       Treasurer, Principal Financial and
       Chief Accounting Officer