Form 10KSB
period 1998-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1998-05-07
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

      (Mark One)
      [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 1998
                           ----------------

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number 0-19879

                         BIOSPECIFICS TECHNOLOGIES CORP.
                         -------------------------------
                  (Exact name of small business in its charter)

            Delaware                                     11-3054851
----------------------------------         ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of  incorporation or organization)

35 Wilbur Street, Lynbrook, New York                           11563
------------------------------------                         ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------

               Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

               Issuer's revenues for its most recent fiscal year were $5,825,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $12,535,000 computed by reference to the last sale price at which the stock was sold on April 21, 1998 as reported by Nasdaq. As of April 21, 1998, 4,886,096 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of shareholders to be held on July 15, 1998, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I


ITEM 1.        DESCRIPTION OF BUSINESS.

General

               The Company* is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The Company currently derives substantially all of its revenues through a license agreement with a major pharmaceutical company in the United States, Knoll Pharmaceutical Company ("KPC"). The Company also has license agreements with foreign companies which are marketing or will attempt to market Collagenase ABC or products in development in licensed territories when permitted by local governmental authorities. The Company believes it has special expertise in the production of collagenase. Since 1972, the Company has sold Collagenase ABC, its only commercial product to date, principally in the United States through KPC.

Description of Product
----------------------

Collagenase ABC

               The Company's principal drug product, Collagenase ABC, is an enzyme that digests collagen, the body's principal connective tissue. The drug is approved by the FDA and is indicated for topical enzymatic debridement of dermal ulcers (i.e. wounds), such as pressure ulcers (a.k.a. "bed sores") and second and third degree burns.

               In general, necrotic (i.e. dead or devitalized) tissue must be debrided (i.e. removed) from a dermal ulcer either surgically, or by enzyme, or by autolysis (the much slower natural process) before proper healing can take place. Necrotic tissue is anchored to dermal ulcers by collagen. The ability of collagenase to digest that collagen and thereby effect the debridement of necrotic tissue in a wound is an important part of the healing process associated with dermal ulcers and helps provide a healthy base for the growth of new tissue.

Agreements for the Distribution of Collagenase ABC
--------------------------------------------------

               Collagenase ABC is the active ingredient of a topical ointment. The Company does not directly market Collagenase ABC (the "product") to end users. It currently supplies the product in powder form to other pharmaceutical companies that compound it into ointment and market the ointment to end users. Pursuant to the agreement with KPC, the Company supplies KPC with the product and controls the production of an ointment. KPC has been marketing this ointment under its registered trademark, Collagenase Santyl(R) in the United States since 1972, and in Canada since 1994.

________________________________________________________________________________

     * As used in this Report on Form 10-KSB, the terms "Company" and "Registrant" are used interchangeably and denote BioSpecifics Technologies Corp., a holding company for three related entities, Advance Biofactures Corp. ("ABC-NY"), Advance Biofactures of Curacao, N.V. ("ABC- Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"). The Company owns approximately 97.2% of the capital stock of each of ABC-NY and ABC-Curacao, and 100% of Bio Pharma. Unless the context indicates otherwise, references to the Company and the Registrant includes these entities.

               The Company entered into an agreement with KPC ("KPC Agreement") which runs through 2003 and automatically renews for an additional 10 year period unless KPC notifies the Company of its intention to terminate at least 6 months prior to the renewal date. The KPC Agreement provides that KPC is the Company's exclusive licensee to sell Collagenase ABC in the United States and Canada so long as KPC shows a reasonable annual increase in sales and uses its best efforts to increase sales. If sales for any year are level or fall below that of the previous year's sales and if for the following 12 month period sales levels are not reasonably increased, the Company may change the license granted to KPC from an exclusive license to a non-exclusive license. KPC pays the Company an annual royalty based upon KPC's net sales of Collagenase Santyl(R) in increasing percentages as annual net sales reach certain amounts. Royalties for fiscal 1998 and 1997 totaled approximately $2,436,000 and $2,069,000, respectively. KPC pays the Company for the active Collagenase ABC ingredient that the Company supplies, at a price that is subject to adjustment based upon increases in the Company's actual manufacturing costs, not to exceed increases in the consumer price index for certain items. As part of the KPC Agreement, KPC and its U.S. affiliates have agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than the Company, will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than the Company, and will not collaborate with any third party attempting to achieve such registration.

               In February 1998, KPC and Ortho-McNeil Pharmaceuticals, Inc. (a Johnson & Johnson Company) entered into an agreement whereby the two companies have agreed to co-promote in the United States the Company's Collagenase Santyl(R) ointment and Ortho-McNeil's Regranex(R) Gel which was approved by FDA in December 1997 to help heal lower extremity diabetic neuropathic ulcers that extend into the subcutaneous tissue. KPC will promote Regranex(R) Gel to long-term care facilities and Ortho-McNeil will promote Collagenase Santyl(R) to office-based physicians. Diabetic foot ulcers, which are open sores which remain after the destruction of surface tissue, are a serious complication of diabetes, and affect approximately 2 million diabetics in the United States during their lifetime. Diabetic ulcers result in approximately 67,000 amputations each year in the United States, and the annual cost of diabetic foot disease in the United States is estimated at more than $1 billion. The Company believes this agreement could significantly expand the market for Collagenase Santyl(R), although there can be no assurances as to when or to what extent such an arrangement could impact the Company's operations.

               KPC, which distributes Collagenase Santyl(R) in the United States and Canada, accounted for approximately $5,388,000 and $5,480,000 in sales and royalties of the Company for the fiscal years ended January 31, 1998 and 1997, respectively. These amounts were approximately 92% and 93% of the Company's revenues during the respective fiscal years. As of January 31, 1998, the Company had approximately $1.5 million of firm booked orders with KPC, compared to approximately $1 million of firm booked orders with KPC as of January 31, 1997. The Company's product is approved in two other countries and sold to commercial customers in those countries (which are not covered by the agreement with KPC). In addition, the product and purified collagenase are also sold for non-sponsored research purposes.

               In July 1996, the Company entered into an agreement to license the product for sale as an ointment in Germany to the German subsidiary of an international pharmaceutical company. During fiscal 1997, the Company recognized $20,000 in license fees and deferred revenue of $40,000 from this agreement. The Company's German subsidiary (see "Marketing") has submitted collagenase ointment to the German health authority for marketing approval, which decision is pending. The agreement calls for an initial payment on signing and further payments if and when marketing approval of Collagenase ABC ointment is granted by the German health authority.

               In June 1994, the Company entered into a multi-year license with an Italian pharmaceutical company which has agreed to market an ointment containing the product in Italy subject to the receipt of requisite Italian governmental approval. The licensee has agreed to purchase the product in agreed minimum amounts increasing in each of the three years following such approval. For the fiscal years ended January 31, 1998 and 1997, the Company recognized no revenues from this contract.

               In July 1994, the Company entered into a license and supply agreement with a Swiss pharmaceutical company to market an ointment containing the product in several Middle Eastern and two European countries. The agreement runs for ten years from first market introduction of the product in each country. The Company recognized no revenue from this agreement in fiscal years ended January 31, 1998 or 1997.

               The Company entered into a license agreement with a company in India that began marketing collagenase ointment in India in 1995. The licensee purchased immaterial amounts of the product during the fiscal years ended January 31, 1998 and 1997.

               The Company completed preliminary clinical trials of Collagenase ABC in Great Britain and is seeking a licensee for that country. The Company continues to seek new licensees to market the product in parts of the world not yet licensed, where business conditions warrant.

Proposed Products and Uses for Products

Injectable Collagenase ABC and Nucleolysin(R)

               The Company has developed a non-patented proprietary process to further purify Collagenase ABC. The Company has investigated using this purified form of collagenase as an injectable to remove collagen tissue which interferes with normal bodily functioning or is unsightly. The Company is clinically testing in the United States injectable collagenase for treatment of Peyronie's disease, Dupuytren's disease, and keloids. See "Investigational New Drug Applications ("IND's") for Injectable Collagenase ABC". The Company produces purified collagenase for injection at its facilities in Curacao and New York.

               The Company has clinically tested in the United States and Europe the use of injectable Collagenase ABC for the non-surgical treatment of herniated spinal discs, for which the Company has been granted the registered trademark Nucleolysin(R). The Company distributes Nucleolysin(R) to physicians in the Netherlands Antilles and sells purified collagenase for non-human research in the United States and other countries. The Company has not received approval to sell Nucleolysin(R) from the FDA or a similar agency in any country other than the Netherlands Antilles.

               The Company completed Phase 1 trials of Nucleolysin(R) in the United States. Pending foreign approval, the Company is not planning further clinical trials in the United States of Nucleolysin(R) for the treatment of herniated spinal discs.

Agreements to Distribute Nucleolysin(R)
---------------------------------------

               In 1990, the Company entered into an agreement with an unaffiliated Swiss company, pursuant to which that company had three years (subject to a six month extension) to obtain the approval of the appropriate agencies in Italy and Switzerland to market Nucleolysin(R) in such countries for a period of 12 years from the date of its first commercial sale, subject to automatic yearly renewals unless either party provides notice of non-renewal. In May 1993, the Company and the licensee amended the agreement to provide for a period of three years from their application to obtain the approvals for use of Nucleolysin(R) for the treatment of herniated spinal discs. In addition to an advance payment of $50,000 previously received, the Company will be paid a total of $210,000 at certain milestone dates. To date, the licensee has paid $130,000 relating to the extension, which has been recorded as deferred revenue. The advances are subject to certain credits and/or refund if the Italian approval is not obtained, depending on the reasons therefor. The licensee completed the equivalent of Phase 3 clinical trials in an unaffiliated foreign clinic. The licensee submitted its application to obtain approval from the Italian and Swiss governments in 1996.

               In late 1994, the Company, through an agent, filed a new drug application for final review and marketing approval of Nucleolysin(R) in Germany. Comments from the German health authorities are pending.

Investigational New Drug Applications ("INDs") for Injectable Collagenase ABC
-----------------------------------------------------------------------------

               The Company and its affiliates have received INDs from the FDA and is in the pre-clinical and clinical testing process for additional products using injectable Collagenase ABC. The INDs permit the Company to test the drugs on humans. None of these products has completed testing.

Dupuytren's Disease
-------------------

               Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and little fingers, contract toward the palm, often resulting in functional disability. The Company was granted a United States patent for the use of its collagenase enzyme to treat this condition in February 1997. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. The Company is collaborating with investigators at State University at Stony Brook School of Medicine in conducting Phase 1 and 2 trials for this indication. Encouraging Phase 1 clinical results were presented at the 44th annual meeting of the Orthopaedic Research Society in March 1998 in a paper entitled Enzyme Injection as a Non-Operative Treatment for Dupuytren's Disease: A Clinical Trial of Injectable Clostridial Collagenase. The investigators at Stony Brook received a grant from the FDA to conduct expanded clinical trials to determine safety and efficacy of collagenase for this use. This investigation also resulted in a research grant from the New York State Center for Advanced Technology in Medical Biotechnology. The Center provides co-funding for collaborative R&D projects between faculty and New York state companies that show significant economic potential.

Peyronie's Disease
------------------

               The Company is developing a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. The Company has been assigned a United States patent for this use and received "orphan drug" designation from the FDA in March 1996. The favorable findings of a Phase 2 double-blind clinical investigation appeared in the January 1993 Journal of Urology of the American Urological Association and its use was also reported on favorably at The International Conference on Peyronie's disease held in March 1993 at the National Institutes of Health in Bethesda, Maryland. The Company believes that no other effective pharmaceutical treatment for this condition currently exists. The Company is sponsoring a multi-center Phase 2 trial which began in early 1996.

Keloids
-------

               In another use, high doses of purified collagenase have been injected directly into keloids and hypertrophic scars. A keloid is a sharply elevated, irregularly shaped, and progressively enlarging scar due to the formation of excessive amounts of collagen during connective tissue repair. Approximately 40 persons have been treated for this condition, with encouraging results. The Company has been assigned a United States patent for this application of purified collagenase. The Company is currently sponsoring a Phase 1 trial for keloids at the University Hospital of the Albert Einstein School of Medicine. In February 1997, positive preliminary results from the ongoing Phase 1 study were reported at the annual International Burn Foundation Conference on advances in wound healing, burn care, and infection control. In initial trials for both keloids and Peyronie's disease, the Company has used very high doses of injectable purified Collagenase ABC, at levels up to 100 times the Nucleolysin(R) dosage used for herniated spinal discs. The Company is not aware of any significant side effects or allergic reactions to these higher dosages, even when the doses were administered over a period of several months.

Other Proposed Products and Uses for Products


Treatment of Burns
------------------

               Collagenase Santyl(R) has received FDA approval for the treatment of burns. A pilot study was conducted which compared the efficacy of Collagenase Santyl(R) to standard treatment for deep second degree burns. The positive results of this study were published in the Journal of the American Burn Association (January/February 1994 issue). Based on the successful results, a multi-center study was conducted in which eight medical centers specializing in the treatment of burns participated. The study, which involved 79 patients, showed collagenase treatment resulted in faster cleaning and healing than deep second degree burn wounds receiving the standard treatment. The study was reported in the May/June 1995 issue of the Journal of the American Burn Association and in the November/December 1995 issue of Wounds. A number of favorable presentations were made on the effectiveness of Collagenase Santyl(R) for burn treatment during the March 1996 annual meeting of the American Burn Association in Nashville, TN. The February 1997 meeting of the International Burn Foundation included positive presentations made by physicians who use Collagenase Santyl(R) ointment for burns and ulcers.

Collagenase for Wound Healing
-----------------------------

               In vitro studies conducted at Tufts University Medical School showed that collagenase treatment of skin cells significantly enhances cell growth and migration after injury. An article relating to this development was published in the March/April 1996 issue of Wounds. Clinical and laboratory investigations further profiling the potential role of collagenase and its pharmacological activity in wound healing are being pursued.

Glaucoma and Treatment of Other Eye Disorders
---------------------------------------------

               The  Company  and  Bausch  &  Lomb  collaborated  in  a  clinical investigation to confirm previous studies on the use of the Company's collagenase to treat glaucoma. The results of the clinical investigation will be presented at the annual Association for Research in Vision and Opthamology
(ARVO) meeting in May 1998.

               The Company is exploring the possible use of purified injectable Collagenase ABC for the treatment of opaque scar tissue in the vitreous humor of the eye. The Company believes that such use will dissolve or loosen the scar tissue in a short time. Accordingly, its use may assist in the surgical removal of scar tissue without tearing the retina to which the tissue is attached. If effective, this use will be beneficial in the treatment of blindness resulting from diabetes and certain other causes. To date, approximately 20 persons have been treated with this product on an experimental basis. The Company has been assigned a United States patent for this application.

Product Liability


               The sale of the product, as well as the marketing of any additional products of the Company, exposes the Company to potential product liability claims both directly from patients using the product as well as from the Company's agreement to indemnify certain distributors of the products for claims made against such distributors. The Company has product liability insurance for the use of Collagenase Santyl(R) and clinical experiments in the United States for its additional product candidates. To date, no product liability claims have been made against the Company.

Competition

               The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and significantly greater experience in regulatory approval procedures. The Company does not have comparable resources and does not intend to compete with major pharmaceutical companies in drug marketing except in possible niche marketing for one or more of the products, if feasible.

               The Company's debriding ointment product, Collagenase Santyl(R), competes primarily with other available enzymatic debridement products in the United States. Those currently available are manufactured by the Parke-Davis division of the Warner-Lambert Company, the Dow B. Hickam division of Marion Labs, Healthpoint Medical, and Rystan. A potential debridement agent is known to be under development by Genzyme Tissue Repair Division, and other large drug companies may also have debridement products under development. Debriding products also compete with surgical debridement and mechanical debridement using hydrotherapy. Surgical and mechanical debridement procedures are painful, labor intensive and remove viable tissue along with necrotic tissue.

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

               The Company had an agreement with Knoll AG ("KAG"), a German company affiliated with KPC, whereby the Company supplied the product to KAG, which sold ointment containing the product in countries other than the United States under KAG's trademarked name, "Iruxol(R)." The contract expired on December 31, 1992, although the Company continued to sell the product to KAG through fiscal 1994. KAG now manufactures its own form of collagenase ointment which it markets under its trademark outside the United States, since it is not FDA approved for sale in the United States. The Company, through its foreign licensees for topical collagenase, will compete with KAG in Europe if and when the licensees receive marketing and pricing approval from their respective health agencies. (See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC"). KAG currently markets a non-collagenase enzyme, chymopapain for the treatment of herniated disks, through its acquisition of The Boots Company (USA). This drug will compete with Nucleolysin(R)(if and when Nucleolysin(R)is approved for sale).

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

               The Company believes that it can compete effectively through its licensing agreements for Collagenase ABC. The Company believes that licensing is a more effective strategy than directly marketing the product.

Marketing

               The Company does not have its own sales staff and instead relies upon its licensees who have recognition and acceptance in the marketplace. By licensing those companies which already have a strong marketing and sales force dedicated to specialties, the Company has a very limited cost of selling, while the licensee enhances the efficacy of its sales and marketing staff by adding additional products. In the United States, the Company is gaining recognition as the manufacturer of Collagenase Santyl(R) as the Company's name and that of its U.S. subsidiary are required to appear on the end-use package sold by KPC.

               The European Union ("EU") is now the largest pharmaceutical market in the world. The Company is actively seeking approval to enter this market through its European licensees. The Company believes that its contacts and licenses with a number of European companies will be of substantial assistance to it in this regard, although there is no assurance that the Company can make any substantial penetration, or that its licensees will be successful in obtaining product approvals.

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

Research and Development

               Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), the Company has expended over $18.5 million in research on collagenase and other products, and it is continuing to conduct testing on such products. The Company incurred approximately $1,905,000 and $1,583,000 in research and development activities during its fiscal years ended January 31, 1998 and 1997, respectively.

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

Foreign Regulation of Pharmaceutical Products
---------------------------------------------

               The marketing of pharmaceutical products outside the United States is subject to the regulatory requirements of the country in which the product is marketed. Although these requirements may vary widely from country to country, the international trend toward "harmonization" of regulations may expedite local health agency approvals. Approval in foreign countries is required regardless of whether FDA approval has been obtained in the United States. Nevertheless, the time required to obtain such approval may be longer or shorter than required to obtain FDA approval, and there can be no guarantees that such approvals will be granted.

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

Patent and Trademark Protection


Patents
-------

               The Company is the assignee or licensee of twelve U.S. patents. The patents expire 17 years from the date of grant. The Company is not able to ascertain whether these patents will provide it with any value either prior to their expirations or at any time thereafter. The Company is the assignee of additional U.S. patent rights that have expired as well as certain foreign patent rights corresponding to certain of the foregoing patents. The Company has other patents under active preparation for filing. There can be no assurances when, if ever, such patents will be issued, or that such patents, if issued, will be of any value to the Company. The Company is obligated to engage in research and development of certain products or uses underlying the patent rights licensed or assigned to it.

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

Employees

               The Company has 38 full-time employees, of which 9 are located in Curacao, 1 in Germany, and 8 part-time employees. None of such employees is represented by a union. The Company considers its relationship with its employees to be excellent.

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

               The Company's subsidiary in Germany, Bio Pharma, is managed by Rainer Friedel, MD., Ph.D. Dr. Friedel is a member of the Company's board of directors. Dr. Friedel and the Company have executed an employment agreement, as mandated by German law.

Consulting Agreement

               The Company entered into a one year consulting agreement with Stephen A. Vogel (the "consultant") effective October 10, 1997. The agreement provides that the consultant provide the Company with such advice, service, consultation, and assistance as the Company will seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provides for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share, which options shall not be exercisable until the one year anniversary of the agreement and will only be exercisable for a 3 month period after the one year anniversary, except as otherwise provided therein. The agreement also provides for the consultant to receive fees if certain events occur as a result of the consultant's actions or recommendations. The Company will reimburse the Consultant for out of pocket and other expenses incurred in connection with rendering services. During the fiscal year ended January 31, 1998, the Company recorded selling, general and administrative expenses of $56,275 relating to this agreement. Mr. Vogel is a son of a member of the Company's board of directors.

ITEM 2.        DESCRIPTION OF PROPERTY.

               The Company leases two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also the Company's administrative headquarters, contains 1,500 square feet of office space and 6,500 square feet of laboratory, production, and storage facilities. The Company leases this facility from the Wilbur Street Corporation ("WSC"), which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. The lease ran month to month at an annual rate of $78,000 during the fiscal years ended January 31, 1998 and 1997. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property. The Company continues to sublease a portion of the space subject to this lease, to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". The
Company's Common Stock commenced trading on November 14, 1991. On April 21, 1998, the closing price for the Company's Common Stock was $5.375. The table below sets forth the high and low sale prices for the Company's Common Stock for the period April 30, 1996 through January 31, 1998, as reported by Nasdaq.


Quarter Ended                               High              Low
-------------                               ----              ---
April 30, 1996                              $5-7/8            $3
July 31, 1996                               $6-1/8            $3-1/8
October 31, 1996                            $5-1/8            $3-3/4
January 31, 1997                            $5-1/4            $3-1/4
April 30, 1997                              $4-5/8            $3-1/8
July 31, 1997                               $6-3/4            $3-7/8
October 31, 1997                            $6-5/8            $4-1/4
January 31, 1998                            $5-3/8            $4-1/4




               On April 21, 1998, there were 130 stockholders of record of the Company's Common Stock. The Company believes it has approximately 1,000 beneficial owners of its Common Stock.

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

Results of Operations
---------------------

               Net sales were $3,389,315 and $3,786,429 for the fiscal years ended January 31, 1998 and 1997, respectively, a decrease of $397,114 or 11%, due to lower sales of the product, Collagenase ABC, to KPC. The Company expects higher sales to KPC in fiscal 1999, given the higher backlog of orders at January 31, 1998 versus 1997, and due to the sales potential of the KPC/Ortho McNeil agreement reached in February 1998 (See "Agreements for the Distribution of Collagenase ABC"), although there can be no assurances as to when or to what extent such an arrangement could impact its operations.

               Royalties earned on Collagenase Santyl(R) ointment sales by KPC were $2,435,518 and $2,068,560 for the fiscal years ended January 31, 1998 and 1997, respectively, representing an increase of $366,958 or 18%. The increase in Collagenase Santyl(R) sales in the United States continues to be the result of the emerging awareness of the problem of pressure ulcers in the health care industry, and of the efficacy of collagenase in their treatment. As a result, hospitals and skilled nursing facilities give more immediate recognition and treatment to pressure ulcers (See "Competition"). The KPC/Ortho-McNeil agreement was reached after January 31, 1998 and had no effect on Santyl(R) sales in the fiscal year then ended.

               The  Company did not earn  license  fees in the fiscal year ended
January 31, 1998, compared to $20,000 for the fiscal year ended January 31, 1997. There were no agreements reached in fiscal 1998. See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC".

               Cost of sales was $1,665,202 and $1,699,677, respectively, in fiscal 1998 and 1997, a decrease of $34,475 or 2% due to the decrease in net sales of the product.

               Selling,   general  and  administrative  expenses  ("SG&A")  were
$1,526,534 and $1,512,246, respectively, in fiscal 1998 and 1997, an increase of $14,288, or 1%. SG&A costs remained fairly constant in both fiscal years.

               Research and development expenses ("R&D") were $1,904,808 and $1,582,935, respectively, in fiscal 1998 and 1997, an increase of $321,873 or 20%. The increase was primarily a result of additional expenditures in the United States for Dupuytren's Disease, which entered Phase 2 in fiscal 1998, and Peyronie's Disease (see "Proposed Products and Uses for Products"). The Company also incurred development expenses in Europe relating to its ointment product. In addition, there was a two person increase in R&D staff in fiscal 1998. The Company believes fiscal 1999 R&D expense may exceed that of fiscal 1998, as these and other clinical trials are ongoing and planned.

               Other income, net was $505,678 and $383,721, respectively, in fiscal 1998 and 1997, an increase of $121,957. The higher amount in fiscal 1998 was due primarily to a profit of $96,683 realized on the sale of non-production related real estate in Curacao, and higher levels of cash available for investment.

               The Company's provision for income taxes was $363,820 and $300,350, respectively, in fiscal 1998 and 1997. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% tax rate applicable to pre-tax earnings from operations of the Company's subsidiary in Curacao. The higher effective rate in fiscal 1998 was due to the higher level of Investment and other income generated in Curacao which is taxed at higher rates.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

               The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At January 31, 1998, the Company had working capital of approximately $8.5 million which includes cash and cash equivalents, and marketable securities of approximately $6.7 million. The principal source of cash in fiscal 1998 was approximately $1.1 million from operating activities. At January 31, 1998 the Company had commitments for capital expenditures of approximately $150,000.

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

New Reporting Pronouncements

               The Company will implement in 1998 the provisions of SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which require the Company to report and display certain information related to comprehensive income, operating segments, and employee benefits plans, respectively. Adoption of these statements will not impact the Company's financial position or results of operations.

Year 2000 Compliance

               The Company anticipates no substantial risk to its operations or capital pertaining to the "Year 2000" issue. This issue is the result of computer programs which use two digits (rather than four) to identify a given year. Management continues to monitor the adequacy of the Company's preparations in this matter.


ITEM 7.        FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report................................................F-1

Consolidated Balance Sheet as of January 31, 1998...........................F-2

Consolidated Statements of Income for Years ended January 31, 1998 and 1997.F-3

Consolidated Statements of Cash Flows for Years ended January 31, 1998 and 1997 ...................................................................F-4

Consolidated Statements of Stockholders' Equity for Years ended
January 31, 1998 and 1997...................................................F-5

Notes to Consolidated Financial Statements..................................F-6

                          Independent Auditors' Report
                          ----------------------------

The Stockholders and Board of Directors
BioSpecifics Technologies Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. and subsidiaries as of January 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. and subsidiaries at January 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 1998 in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP

Jericho, New York
April 22, 1998

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 1998

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                      $  4,431,055
     Marketable securities                                             2,343,801
     Accounts receivable                                               1,312,997
     Inventories                                                       1,482,720
     Deferred tax assets - net                                           179,000
     Prepaid expenses and other current assets                           269,016
                                                                      ----------
        Total current assets                                          10,018,589

Property, plant and equipment, net                                       873,600
Other assets                                                             306,451

                                                                $     11,198,640
                                                                      ----------
                                                                      ----------


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
     Accounts payable and accrued expenses                             1,309,972
     Notes payable to related parties                                     12,010
     Income taxes payable                                                 61,840
     Deferred revenue                                                    175,000
                                                                       ---------
        Total current liabilities                                      1,558,822

Minority interest in subsidiaries                                        220,349

Stockholders' equity:
     Series A Preferred  stock,  $.50 par value,  700,000  shares              -
     authorized;  none outstanding Common stock, $.001 par value;
     10,000,000 shares authorized; 4,886,096 shares
        outstanding                                                        4,886
     Additional paid-in capital                                        3,617,005
     Retained earnings                                                 6,427,433
     Cumulative translation adjustment                                   (3,354)
                                                                       ---------
                                                                      10,045,970
     Less: treasury stock, 96,800 shares at cost                       (626,501)
        Total stockholders' equity                                     9,419,469
                                                                       ---------

Commitments and contingencies
                                                                  $   11,198,640
                                                                      ----------
                                                                      ----------

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                      Years ended January 31, 1998 and 1997

                                                           1998          1997
                                                           ----          ----
Revenues:
     Net sales                                         $ 3,389,315    3,786,429
     Royalties                                           2,435,518    2,068,560
     License fees                                           --           20,000
                                                         ----------   ----------
                                                         5,824,833    5,874,989

Costs and expenses:
     Cost of sales                                       1,665,202    1,699,677
     Selling, general and administrative                 1,526,534    1,512,246
     Research and development                            1,904,808    1,582,935
                                                         ----------   ----------
                                                         5,096,544    4,794,858

Income from operations                                     728,289    1,080,131

Other income (expense):
     Investment and other income                           513,291      388,133
     Interest expense                                       (7,613)      (4,412)
                                                         ----------   ----------
                                                           505,678      383,721
                                                         ----------   ----------

Income before provision for income taxes
     and minority interest                               1,233,967    1,463,852
Provision for income taxes                                 363,820      300,350
                                                         ----------   ----------
Income before minority interest                            870,147    1,163,502
Minority interest in earnings of subsidiaries               34,305       37,585
                                                         ----------   ----------
                    Net income                             835,842    1,125,917
                                                         ----------   ----------
                                                         ----------   ----------


Basic net income per share                                    $.17          .23
                                                         ----------   ----------
                                                         ----------   ----------

Weighted-average common shares outstanding               4,839,408    4,873,396
                                                         ----------   ----------
                                                         ----------   ----------

Diluted net income per common share                           $.17          .23
                                                         ----------   ----------
                                                         ----------   ----------

Weighted-average common and dilutive
     potential common shares outstanding                  4,914,268   4,945,378
                                                         ----------   ----------
                                                         ----------   ----------


See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                      Years ended January 31, 1998 and 1997


                                                            1998      1997
                                                            ----      ----


Cash flows from operating activities:
     Net income                                             $835,842  1,125,917
     Adjustments to reconcile net income to net
     cash provided by operating activities:
           Depreciation and amortization                     186,876    169,792
           Costs associated with issuance of
                 common stock grants                          20,000     30,000
           Gain on sales of marketable securities, net       (40,476)   (25,267)
           Gain on sale of property                          (96,683)       -
           Minority interest in earnings of subsidiaries      34,305     37,585
           Changes in operating assets and liabilities:
               Accounts receivable                          (412,041)   285,570
               Inventories                                  (143,639)    96,686
               Prepaid expenses and other current assets      44,555     27,045
               Deferred tax assets, net                      (89,000)   (90,000)
               Other assets                                  436,732   (104,137)
               Marketable securities, net                   (490,351)   607,827
               Accounts payable and accrued expenses         769,073   (452,679)
               Deferred revenue                                    -     45,000
               Due to related parties                            500        940
               Income taxes payable                           51,490   (129,740)
               Cumulative translation adjustment              14,261    (17,615)
                                                           ---------   --------
                      Net cash provided by operating
                      activitie                            1,121,444  1,606,924
                                                           ---------   --------

Cash flows from investing activities:
     Proceeds from sale of property                          156,534          -
     Expenditures for property, plant and equipment         (207,374)  (101,658)
                                                           ---------   --------
                      Net cash used in investing activities  (50,840)  (101,658)
                                                           ---------   --------


Cash flows from financing activities:
     Proceeds from exercise of stock options                  10,860          -
     Treasury stock purchases                               (443,991)         -
                                                           ---------   --------
                      Net cash used in financing activities (433,131)
                                                           ---------   --------

Increase in cash and cash equivalents                        637,473  1,505,266
Cash and cash equivalents at beginning of year             3,793,582  2,288,316
                                                           ---------   --------
Cash and cash equivalents at end of year                   4,431,055  3,793,582
                                                           ---------   --------
                                                           ---------   --------

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest                                               7,616      4,412
                                                           ---------   --------
                                                           ---------   --------
        Income taxes                                         242,820    421,000
                                                           ---------   --------
                                                           ---------   --------


See accompanying notes to consolidated financial statements.

                                                   BIOSPECIFICS TECHNOLOGIES CORP.
                                                          AND SUBSIDIARIES

                                           Consolidated Statements of Stockholders' Equity
                                                Years ended January 31, 1998 and 1997



                                                            Common stock          Additional                       Cumulative
                                                            ------------           paid-in         Retained        translation
                                                          Shares      Amount       capital         earnings        adjustment
                                                          ------      ------      ----------       --------        -----------

Balance at January 31, 1996                               4,883,396   $4,883      $3,556,145       $4,465,674      $         -



Options granted to consultants                                    -        -          30,000                -                -

Cumulative translation adjustment                                 -        -               -                -          (17,615)

Net income                                                        -        -               -        1,125,917                -
                                                          ---------    -----      ----------       ----------      -----------

Balance at January 31, 1997                               4,883,396    4,883       3,586,145        5,591,591          (17,615)



Options exercised                                             2,700        3         10,860                 -                -

Options granted to consultant                                     -        -         20,000                 -                -

Treasury stock purchases                                          -        -              -                 -                -

Cumulative translation adjustment                                 -        -              -                 -           14,261

Net income                                                        -        -              -           835,842                -

                                                          ---------    -----      ----------       ----------      -----------
Balance at January 31, 1998                               4,886,096   $4,886      $3,617,005       $6,427,433          $(3,354)
                                                          ---------    -----      ----------       ----------      -----------
                                                          ---------    -----      ----------       ----------      -----------


See accompanying notes to consolidated financial statements.

                                                                 F-5a


                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                      Years ended January 31, 1998 and 1997

                                  (CONTINUED)

  Treasury
    stock               Total
  --------              -----

  $(182,510)            $7,844,192



          -                 30,000

          -                (17,615)

          -              1,125,917
  ---------             ----------

   (182,510)             8,982,494



          -                 10,863

          -                 20,000

   (443,991)              (443,991)

          -                 14,261

          -                835,842

  ---------             ----------
  $(626,501)            $9,419,469
  ---------             ----------
  ---------             ----------


                                      F-5b

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1997


(1)  Description of Business and Basis of Presentation
     -------------------------------------------------

     BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation ("ABC-New York"), Advance Biofactures of Curacao, N.V. and subsidiaries ("ABC- Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"), Germany.

     The Company, through its subsidiaries, is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC (the "product") which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. In general, the Company currently derives revenues through a license agreement with a major pharmaceutical company (notes 10 (b) and 11). Sales in fiscal 1998 and 1997 of the product have been principally to that pharmaceutical company in the United States. The license with this United States customer expires in 2003. The non renewal at expiration of the license agreement by the United States customer could have a material adverse impact on the financial condition of the Company unless the Company is successful in its active effort to secure other licensees. The Company also has licensing agreements with a number of foreign companies, some of which are marketing the product and others of which will attempt to market the product or products in development in licensed territories when permitted by local governmental authorities.

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

          Marketable Securities
          ---------------------

     Marketable securities include investments in stocks and bonds. The Company classifies its debt and marketable equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized holding gains and losses on trading securities are included in Investment and other income.

          Inventories
          -----------

          Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued




          Long-Lived Assets

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

     The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

          Other Assets
          ------------

     Otherassets include the costs of patents filed and applied for. These costs are amortized on a straight line basis over 4 to 6 years. Patent application costs are expensed when a patent is denied or abandoned.

          Income Taxes
          ------------

     The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

          Royalties and License Fee Income
          --------------------------------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     The Company enters into licensing agreements with pharmaceutical companies regarding the sale of the Company's approved product and potential products. Royalties on the approved product are recognized as income in the year earned.

     License fees for  potential  products are  recognized as income in the year applicable agreements are entered into if related license fees are non-refundable and the Company is not responsible for obtaining of government approvals for the sale of such products. License fees attributable to agreements which contain refund provisions or require significant participation by the Company in the obtaining of government approvals for product sales are deferred until all provisions of the agreements are fulfilled.

          Research and Development
          ------------------------

     The Company conducts various research and development activities for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $1,904,808 and $1,582,935 in 1998 and 1997, respectively.

          Net Income Per Share
          --------------------

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" , which supersedes APB No. 15, "Earnings per Share". This statement requires companies to replace the presentation of primary earnings per share ("EPS") and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The implementation of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements for the periods presented. Dilutive common stock options and warrants are included in the diluted EPS calculation using the treasury stock method.

          Stock Based Compensation
          ------------------------

     The Company adopted the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" in fiscal 1997, which gives companies the choice to adopt the fair value method for expense recognition of employee stock options or continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosure of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for future stock options and stock based awards and has disclosed pro forma net earnings and net earnings per share for the years ended January 31, 1998 and 1997 as if the fair value method had been applied.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


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

          Year 2000 Compliance
          --------------------

      The Company anticipates no substantial risk to its operations or capital pertaining to the "Year 2000" issue. This issue is the result of computer programs which use two digits (rather than four) to identify a given year. Management continues to monitor the adequacy of the Company's preparations in this matter.

          New Reporting Pronouncements
          ----------------------------

      The Company will implement in 1998 the provisions of SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which require the Company to report and display certain information related to comprehensive income, operating segments, and employee benefits plans, respectively. Adoption of these statements will not impact the Company's financial position or results of operations.


      (3) Marketable Securities
          ---------------------

     Marketable  securities  at January 31, 1998 consist of trading  securities.
          Fair values are based upon quoted market prices. The gross unrealized holding gain (loss) and fair value of trading securities by major types at January 31, 1998 were as follows:

                                   Gross  unrealized
                                   holding gain  (loss)          Fair  Value
                                   --------------------          -----------
U.S.   Government   obligations    $  248,277                    $1,604,165
Common and preferred stocks            (5,489)                      266,751
Corporate bonds                        (6,778)                      472,885
                                   -----------                   ----------
                                      $236,010                   $2,343,801

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     Maturities of investment securities as of January 31, 1998 were as follows:

Due in less than 1 year                                        $  702,296
Due after one year through five years                             478,457
Due after five years through fifteen years                        871,199
After 15 years                                                     31,350
                                                               ----------
                                                               $2,083,302

(4)   Inventories
      -----------

Inventories at January 31, 1998 consist of:

                            Raw materials                $        65,439
                            Work-in-process                      977,276
                            Finished goods                       440,005
                                                               ---------
                                                          $    1,482,720
                                                               ---------
                                                               ---------

(5)   Property, Plant and Equipment, net
      ----------------------------------

Property, plant and equipment at January 31, 1998 consist of:

                 Machinery and equipment                   $     2,036,493
                 Furniture and fixtures                            273,771
                 Leasehold improvements                            523,456
                 Automobiles                                       118,105
                                                                   -------
                                                                 2,951,825
                 Less accumulated depreciation
                      and amortization                          (2,078,225)
                                                                -----------
                                                           $       873,600
                                                                   -------
                                                                   -------

Depreciation and amortization expense amounted to $186,876 and $169,792 for fiscal years ending January 31, 1998 and 1997, respectively.

(6)   Accounts Payable and Accrued Expenses
      -------------------------------------

      Accounts payable and accrued expenses at January 31, 1998 consist of:

       Accounts payable and accrued expenses                       $1,074,730
       Accrued legal and professional fees                             95,370
       Accrued payroll and related costs                              139,872
                                                                   ----------
                                                                   $1,309,972

(7)   Income Taxes
      ------------

      The provision for income taxes consists of the following:

                                            1998                1997
                                            ----                ----
               Current:
                    Federal                 $334,000            $151,000
                    State                     65,000              18,000
                    Foreign                   53,820              10,350
                                            --------            --------
                                             452,820             179,350
                                            --------            --------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


               Deferred:
                    Federal                  (80,000)            110,000
                    State                     (9,000)             11,000
                                            --------            --------
                                             (89,000)            121,000
                                            --------            --------
                                            $363,820            $300,350
                                            --------            --------
                                            --------            --------



      The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in 1998 and 1997 as a result of the effect of the following items:

                                                       1998           1997
                                                       ----           ----

Computed tax provision at statutory rate             $419,549         $497,710
Tax effect of foreign sourced income,
     net of foreign taxes                            (168,186)        (201,295)
State income taxes, net of federal benefit             37,339           19,140
Non-deductible expenses                                17,000                -
Minority interest in subsidiaries                      12,000           10,200
Other, net                                             46,118          (25,405)
                                                      --------        ---------
                                                      $363,820        $300,350
                                                      --------        ---------
                                                      --------        ---------

     The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and does not currently plan to repatriate such undistributed earnings (approximately $5,035,000 as of January 31, 1998) to the Company.

     The provision (benefit) for deferred taxes of $(89,000) and $121,000 in 1998 and 1997, respectively resulted principally from the capitalization of certain inventory costs and certain expenses that are currently non-deductible for tax purposes. The Company has not recorded a valuation allowance against these deferred tax assets as the Company believes that it is more likely than not that such amounts will be recovered.

(8)   Line of Credit
      --------------

     The Company, through its subsidiary ABC-Curacao, maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 (NAf 200,000) to ABC-Curacao, with interest, at the bank's prime lending rate (12% at January 31, 1998). Drawings under the line of credit would be secured by substantially all of the assets of ABC of Curacao, payable on demand, and guaranteed by ABC-New York. There were no borrowings under such line of credit at January 31, 1998.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(9)   Stockholders' Equity
      --------------------

          Stock Option Plans
          ------------------


     In April 1991, the Company established a stock option plan (the "1991 plan") for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees. Under the 1991 plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 220,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The option price per common share may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of common shares on the date of grant. In general, the options will vest and become exercisable in four equal annual installments following the date of grant, although the Board of Directors, at its discretion, may provide for different vesting schedules, and expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date.

     In July 1994, stockholders approved a stock option plan (the "1993 plan") with terms identical to the 1991 plan. The 1993 plan authorizes the granting of awards of up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

     In July 1997, stockholders approved a stock option plan (the "1997 plan") with terms identical to the 1993 plan. The 1997 plan authorizes the granting of awards of up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net earnings in fiscal 1998 would have been reduced to $685,714 and consolidated net earnings in fiscal 1997 would have been reduced to $1,064,752. Earnings per share in fiscal 1998 and 1997 would have been reduced to $.14 per share, and $.22 per share, respectively.

     The per share weighted average fair value of stock options issued by the Company during fiscal 1998 and 1997 was $2.82 and $2.37, respectively, on the date of grant. In fiscal 1998 and 1997, the assumptions of no dividends, expected volatility of approximately 60%, and an average expected life of 5 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option pricing model. In addition, the calculations assumed a risk free interest rate of 6.25% in fiscal 1998 and fiscal 1997.

The summary of the stock options activity is as follows:


                                                                    1998                                           1997
                                             -----------------------------------------     -----------------------------------------
                                                                              Weighted                                      Weighted
                                                                               Average                                       Average
                                                                              Exercise                                      Exercise
                                                          Shares                 Price                  Shares                 Price
                                                         -------              --------                  ------              --------
     Outstanding at beginning of year                    207,475                 $6.20                 256,300                 $5.44
     Options granted                                     231,850                  5.23                  38,525                  5.18
     Options exercised                                   (2,700)                  4.21                      -                     -
     Options canceled or expired                        (13,725)                  8.13                (87,350)                  3.46
                                                        --------                                      --------
     Outstanding at end of year                          422,900                  5.62                207,475                   6.20
      Options exercisable at year end                    242,900                  5.73                202,475                   6.26
     Shares available for future grant                   418,950                     -                137,075                     -



                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


     During fiscal 1998, the Company granted a total of 100,000 options to a consultant at an exercise price of $5.00 per share. These options are exercisable beginning one year from the date of grant and are only exercisable for a three month period one year from the date of grant. In connection with these options, the Company recorded an expense of approximately $20,000 representing the estimated value of the options during the period they were outstanding. During fiscal 1997, the Company granted a total of 15,000 options to the former co-medical directors of the Company at prices ranging from $3.75 to $9.125 per share. The former medical directors' options are all exercisable one year from the date of grant. In connection with the options granted to the former medical directors, the Company recorded an expense of $30,000 representing the estimated value of the options vested in fiscal 1997. During fiscal 1998 and 1997, the Company granted 131,850 and 23,525 options, respectively, to employees of the Company at prices ranging from $3.875 to $6.05.

     Options for 242,900 shares are currently exercisable with a weighted average exercise price of $5.73 and a weighted average remaining contractual life of 7 years. The remaining 180,000 options outstanding have a weighted average exercise price of $5.46 and a remaining weighted average contractual life of 3 years.

          Warrants
          --------

     The Company has underwriter's warrants outstanding to purchase up to 120,000 shares of common stock at an exercise price of $3.75 per share, which are exercisable until November 21, 1999.

(10)     Commitments and Contingencies
         -----------------------------

     (a)  Lease Agreements
          ----------------

     The Company's operations are principally conducted in leased premises. Future minimum annual rental payments required under a noncancellable operating lease are as follows:

                   Year ending January 31,
                       1999                                     155,167
                       2000                                     155,167
                       2001                                     155,167
                       2002                                     155,167
                       2003                                     155,167

     Rent expense under all operating leases amounted to approximately  $119,000 and $108,000 for the years ended January 31, 1998 and 1997, respectively. The S.J. Wegman Company, which is owned by the Company's President and certain relatives, is the 100% shareholder of the Wilbur Street Corporation ("WSC"), which owns and leases a facility to ABC-New York. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the CPI for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company paid $90,000 and $78,000 in rent to WSC in fiscal 1998 and 1997, respectively.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



     ABC-Curacao leases a building in Brievengat,  Curacao, Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977 is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2001. Rent expense amounted to $30,167 for each of the years ended January 31, 1998 and 1997.

     (b)  Royalty and License Agreements
          ------------------------------

     The Company's major royalty and license agreements are for its FDA approved product, Collagenase ABC, and for Nucleolysin(R), a product in development.

     The Company's principal Collagenase ABC agreement, with a United States licensee, was renewed in 1993 on terms similar to the prior agreement. It extends for ten years with automatic renewal for a like period unless the licensee notifies the Company of its intention to terminate 6 months prior to renewal date. The agreement provides that the license is exclusive in the United States and Canada provided there are reasonable annual increases in Collagenase Santyl(R) sales and best efforts are made to increase sales. The licensee pays the Company for the product and an annual royalty calculated as a percent of net sales of Collagenase Santyl(R) ointment. The minimum annual royalty is $60,000 per year.

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

     The Company has a distribution agreement with another unaffiliated Swiss company pursuant to which that company will attempt to obtain approval from the appropriate agencies in certain countries to sell Nucleolysin(R)The agreement provides for exclusive rights within the countries. To date, the licensee has paid $130,000, which has been recorded as deferred revenue. The advance payments are subject to certain credits and/or refund if approval in Italy is not obtained, depending on the reasons therefor. The agreement with the Swiss company is multi-year, subject to automatic yearly renewals unless either party provides notice of non-renewal.

     Royalties and license fee income with respect to all agreements in effect follows:

                                   January 31, 1998             January 31, 1997
                                   ----------------             ----------------
Royalty for existing product       $2,435,518                   $2,068,560
License fees for potential products         -                       20,000
                                    ----------                   ----------
                                    $2,435,518                   $2,088,560
                                    ----------                   ----------
                                    ----------                   ----------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


     (c)  Scientific Advisory Board
          -------------------------

      The Company has a eight member Scientific Advisory Board ("the Board") that provides research and consultation services for the Company. For the years ended January 31, 1998 and 1997, the Company has recorded $22,500 and $40,000, respectively, representing payments to Board members under these agreements. Effective January 1, 1997, the Company has oral agreements with three of the eight members of the Board providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

     (d)  Potential Product Liability
          ---------------------------

     The sale of Collagenase ABC, as well as the development and marketing of any potential products of the Company, expose the Company to potential product liability claims both directly from patients using the product or products in development, as well as from the Company's agreement to indemnify certain distributors of the product for claims made by others. The Company has product liability insurance which covers the use of the licensed product, Collagenase Santyl(R) in the United States, and clinical experiments of potential products. No known claims are pending against the Company at the current time.

     (e)  Employment Agreement
          --------------------

     The Company has an employment agreement with the managing director of its German subsidiary, Bio Pharma. The contract can be terminated by the Company or the managing director upon one year's written notice. The agreement provides for an annual salary of $175,000 and a like severance payment if the agreement is terminated by the Company without cause.

(11)      Segment Information
          -------------------

     (a)  Major Customer
          --------------

     Substantially  all  of  the   Company's   revenues  were  earned  from  one
          pharmaceutical manufacturer and distributor in the United States for the years ended January 31, 1998 and 1997, respectively.

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




                                             BIOSPECIFICS TECHNOLOGIES CORP.
                                                    AND SUBSIDIARIES

                                  Notes to Consolidated Financial Statements, Continued


                                                                  South
                                                                 America
                                            North                  and
Year ended January 31, 1998:               America               Europe             Eliminations        Consolidated
----------------------------               -------               -------            ------------        ------------

Revenues from unaffiliated
customers                                  $5,387,819            $437,014                 -              $5,824,833

Intercompany revenue between
geographic regions                                                854,070          (854,070)                    -

Income from operations                        339,427             903,012          (514,150)                728,289

Identifiable assets                         6,850,140           4,938,410          (589,910)             11,198,640
Capital expenditures                          133,677              73,697                 -                 207,374
Depreciation and amortization                  91,276              95,600                 -                 186,876




                                                                  South
                                                                 America
                                            North                  and
Year ended January 31, 1998:               America               Europe             Eliminations        Consolidated
----------------------------               -------               -------            ------------        ------------

Year ended January 31, 1997:
Revenues from unaffiliated
customers                                  $5,479,609            $395,380                     -         $5,874,989

Intercompany revenue between
geographic regions                                  -           1,093,940            (1,093,940)                 -

Income from operations                        838,226             710,601              (468,696)         1,080,131

Identifiable assets                         6,258,121           3,972,821              (324,646)         9,906,296
Capital expenditures                           67,460              34,198                     -            101,658
Depreciation and amortization                  75,618              94,174                     -            169,792




     The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at transfer prices which are believed to be equivalent to those made at arms-length. Revenue from foreign operations were less than 10% of consolidated revenues in 1998 and 1997. In fiscal 1998 and 1997, approximately 92% of the Company's revenues were from one licensee.

(12)     Related Party Transactions
         --------------------------

     Included in "prepaid expenses and other current assets" at January 31, 1998 is a promissory note from the Company's president for $56,820, payable to ABC-New York. The note is payable upon demand and bears interest at 9% per annum. Also included in "other assets" at January 31, 1998 is a 9% non- amortizing mortgage from Wilbur Street Corporation (note 10) in the amount of $82,606.

      In fiscal 1998, the Company's president repaid the Company a total of $493,000 representing $424,817 of principal borrowings and $68,183 of interest, which is included in Investment and other income. In fiscal 1997, the Company recorded approximately $89,000 of interest from these loans, which is included in Investment and other income.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued




     ABC-New York has notes payable to a director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $12,010 at January 31, 1998. The notes, which bear interest at 9% per annum, are payable on demand.

     The Company entered into a one year consulting agreement with Stephen A. Vogel (the "consultant") effective October 10, 1997. The agreement provides that the consultant provide the Company with such advice, service, consultation, and assistance as the Company will seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provides for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share, which options shall not be exercisable until the one year anniversary of the agreement and will only be exercisable for a 3 month period after the one year anniversary, except as otherwise provided therein. The agreement also provides for the consultant to receive fees if certain events occur as a result of the consultant's actions or recommendations. The Company will reimburse the consultant for out of pocket and other expenses incurred in connection with rendering services. During the fiscal year ended January 31, 1998, the Company recorded selling, general and administrative expenses of $56,275 relating to this agreement. Mr. Vogel is a son of a member of the Company's Board of Directors.

(13)     Employee Benefit Plan
         ---------------------

     ABC - New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC
          - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 1998 and 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 15, 1998. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on July 15,1998.


ITEM 10.       EXECUTIVE COMPENSATION.

               The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 15,1998.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 15,1998.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the meeting of shareholders to be held on July 15,1998.

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

Exhibit 10.4 Copy of Lease between Advance Biofactures Corporation and the Wilbur Street Corporation.*

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

Exhibit 10.23 Copy of Consulting Agreement between BioSpecifics Technologies Corp. and Stephen A. Vogel.*

Exhibit 10.24 Form of 1997 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S- 8 Registration No. 333-36485 dated September 26, 1997 and incorporated herein by reference.)


Exhibit 22     Subsidiaries of the Registrant.

Exhibit 23.1   Consent of KPMG Peat Marwick LLP.*

Exhibit 27.1   Financial Data Schedule*



(b)            Reports on Form 8-K

               None.


      -----------------------------
      *        Filed herewith

      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIOSPECIFICS TECHNOLOGIES CORP.
                                           -------------------------------------
                                                     (Registrant)


      Date:            May 6, 1998       By: Edwin H. Wegman
                                         ---------------------------------------
                                         Edwin H. Wegman, Chairman and President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Edwin H. Wegman     Chairman of the Board, President and          May 6, 1998
-------------------
Edwin H. Wegman     Director (Principal Executive Officer)

Albert Horcher      Secretary, Treasurer , Principal              May 6, 1998
-------------------
Albert Horcher      Financial and Chief Accounting Officer

Thomas L. Wegman    Executive Vice President and Director         May 6, 1998
-------------------
Thomas L. Wegman

Paul A. Gitman, MD. Director                                      May 6, 1998
-------------------
Paul A. Gitman, MD.

Henry Morgan        Director                                      May 6, 1998
-------------------
Henry Morgan

Sherman C. Vogel    Director                                      May 6, 1998
-------------------
Sherman C. Vogel

Rainer Friedel      Director                                      May 6, 1998
-------------------
Rainer Friedel

                                  EXHIBIT INDEX



      Exhibit                                                              Page
     ---------                                                            ------

Exhibit 10.14       Lease Agreement  between Advance  Biofactures           37
                    Corp. and Wilbur St. Corp.

Exhibit 10.23       Consulting   Agreement  between  BioSpecifics           58
                    Technologies  Corp.  and  Stephen A.  Vogel.

Exhibit 23.1        Consent of KPMG Peat Marwick LLP                        66

Exhibit 27.1        Financial Data Schedule                                 67