Form 10QSB
period 1998-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 1998-06-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: April 30, 1998

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

Yes     X       No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,891,146 shares of Common Stock, $0.001 par value as of June 1, 1998


      Transitional Small Business Disclosure Format (check one): Yes:___ No x

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION                                                3


Item 1.  Financial Statements                                                 3


Consolidated Financial Statements:


         Balance Sheets as of April 30, 1998 (unaudited) and January 31,      3
         1998


         Statements of Income for the Three Months Ended April 30, 1998
         and 1997 (unaudited)                                                 4



         Statements of Cash Flows for the Three Months Ended April 30,
         1998 and 1997 (unaudited)                                            5



         Notes to Consolidated Interim Financial Statements (unaudited)       6


         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7



SIGNATURES                                                                    9

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                         (Unaudited)
                                                                          April 30,             January 31,
                                                                            1998                   1998
                                                                         ----------            ------------
ASSETS
Cash and cash equivalents                                                $4,667,626              $4,431,055
Marketable securities                                                     2,011,788               2,343,801
Accounts receivable                                                       1,250,424               1,312,997
Inventory                                                                 1,405,891               1,482,720
Deferred tax assets - net                                                   179,000                 179,000
Prepaid expenses & other current assets                                     442,249                 269,016
                                                                       ------------            ------------
   Total current assets                                                   9,956,978              10,018,589

Property,  plant, and equipment - net                                       844,592                 873,600
Other assets                                                                288,119                 306,451
                                                                       ------------            ------------

TOTAL ASSETS                                                            $11,089,689             $11,198,640
                                                                       ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                      $961,562              $1,309,972
Notes payable to related parties                                             12,135                  12,010
Income taxes payable                                                         93,569                  61,840
Deferred revenue                                                            175,000                 175,000
                                                                       ------------            ------------
     Total current liabilities                                            1,242,266               1,558,822

Minority interest in subsidiaries                                           224,248                 220,349

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                            --                      --
Common stock, $.001 par value; 10,000,000 shares
authorized; 4,891,146 and 4,886,096 shares issued and out-
standing at April 30, 1998 and January 31, 1998, respectively                 4,891                   4,886
Additional paid-in capital                                                3,652,175               3,617,005
Retained earnings                                                         6,656,055               6,427,433
Cumulative translation adjustment                                            (3,284)                 (3,354)
                                                                       ------------            ------------
                                                                         10,309,837              10,045,970
Less: Treasury stock - 107,900 and 96,800 shares, at cost                  (686,662)               (626,501)
                                                                       ------------            ------------
    Stockholders' equity - net                                            9,623,175               9,419,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $11,089,689             $11,198,640
                                                                       ============            ============

See accompanying notes to consolidated
financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Income

                                                                                          Unaudited
                                                                                      Three Months Ended
                                                                                            April 30,
                                                                                  1998                     1997
                                                                               ----------              ----------
Revenues:
   Net sales                                                                   $1,223,543                $858,810
   Royalties                                                                      484,115                 594,344
                                                                               ----------             -----------
                                                                                1,707,658               1,453,154
                                                                               ----------             -----------
Costs and Expenses:
   Cost of sales                                                                  546,757                 400,425
   Selling, general and administrative                                            429,835                 384,802
   Research and development                                                       421,818                 423,957
                                                                               ----------             -----------
                                                                                1,398,410               1,209,184
                                                                               ----------             -----------

Income from operations                                                            309,248                 243,970

Other income (expense):
   Investment and other income                                                     61,018                  62,599
   Interest expense                                                                (1,643)                   (599)
                                                                               ----------             -----------
                                                                                   59,375                  62,000
                                                                               ----------             -----------

Income before taxes and minority interest                                         368,623                 305,970
   Provision for income taxes                                                    (136,100)               (114,260)
                                                                               ----------             -----------
Income before minority interest                                                   232,523                 191,710
   Minority interest in net income of subsidiaries                                  3,900                   6,700
                                                                               ----------             -----------
Net income                                                                       $228,623                $185,010
                                                                               ==========             ===========

Basic net income per common share                                                   $0.05                   $0.04
                                                                               ==========             ===========

Weighted-average common shares outstanding                                      4,785,263               4,873,396
                                                                               ==========             ===========

Diluted net income per common share                                                 $0.05                   $0.04
                                                                               ==========             ===========

Weighted-average common and dilutive
potential common shares outstanding                                             4,921,768               4,892,247
                                                                               ==========             ===========


See accompanying notes to consolidated
financial statements

BioSpecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                        (unaudited)
                                                                                    Three months ended
                                                                                           April 30,
                                                                                  1998                   1997
                                                                             -------------          ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $228,623                $185,010
  Adjustments to reconcile net income
    to cash provided by/(used by) operating activities:
    Depreciation                                                                 47,075                  46,674
    Loss on marketable securities - net                                          21,523                   8,502
    Minority interest in income of subsidiaries                                   3,900                   6,700
    Costs associated with issuance of common stock grants                        15,000                       -
  Changes in operating assets and liabilities:
   Accounts receivable                                                           62,573                (520,430)
    Marketable securities, net                                                  310,490                (139,735)
    Inventory                                                                    76,829                  37,279
    Prepaid and other current assets                                           (173,233)                102,481
    Other assets                                                                 18,332                  25,395
    Accounts payable & accruals                                                (348,410)                (61,569)
    Due to related parties                                                          125                     125
    Income taxes payable                                                         31,729                    (620)
    Cumulative translation adjustment                                                68                  (3,271)
                                                                             ----------              ----------
      Net cash (used) provided by operating activities                          294,624                (313,459)
                                                                             ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                                (18,067)                (31,854)
                                                                             ----------              ----------
      Net cash used in investing activities                                     (18,067)                (31,854)
                                                                             ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock purchases                                                        (60,161)                      -
Proceeds from stock option exercises                                             20,175                       -
                                                                             ----------              ----------
      Net cash used in financing activities                                     (39,986)                      -
                                                                             ----------              ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                236,571                (345,313)

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                                         4,431,055               3,793,582
                                                                             ----------              ----------
  End of Period                                                              $4,667,626              $3,448,269
                                                                             ==========              ==========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                                           $1,743                    $559
                                                                             ==========              ==========
  Cash paid during period for income taxes                                     $104,371                 $62,820
                                                                             ==========              ==========

See accompanying note to consolidated
financial statements

                         BIOSPECIFICS TECHNOLOGIES CORP.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation - BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany.

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

The Company currently derives substantially all of its revenues through a license agreement with a major U.S. pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Sales of Collagenase ABC have been principally to KPC, which markets it as an ointment in the United States under its trademarked name "Collagenase Santyl(R)". The license agreement with KPC expires in 2003. In the event that KPC were to cancel the license agreement for cause, which the Company believes is unlikely, the financial condition of the Company would be materially adversely impacted unless the Company were to find another licensee in the United States.

The Company has undertaken efforts to secure licensees outside the United States. The Company has licensing agreements with foreign companies to market Collagenase ABC, either as a topical product or an injectable, when permitted by local governmental authorities. The Company sells relatively small amounts of Collagenase ABC to pharmaceutical companies in Latin America and India.

2. Interim Financial Statements - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 1998, the statements of income for the three months ended April 30, 1998 and 1997, and statements of cash flows for the three months ended April 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

3. Basic and Diluted Income per Share - Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the periods of presentation. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Information provided by the Company or statements contained in this report or made by its employees, if not historical, is forward-looking information which involves uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive product and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance, of the Company's products in development, the Company's dependence on KPC, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1998.

Three months ended April 30, 1998 and 1997
------------------------------------------

Net Sales - Net sales of Collagenase ABC for the three months ended April 30, 1998 and 1997 were $1,223,543 and $858,810, respectively, an increase of $364,733 or 42%. Sales of Collagenase ABC to KPC and foreign licensees were higher during the 1998 first fiscal quarter versus the 1997 first fiscal quarter.

Royalties - Royalties for the three months ended April 30, 1998 and 1997 were $484,115 and $594,344, respectively, a decrease of $110,229 or 19%. The decrease was due to a decline in after-market sales of Collagenase ointment (Collagenase Santyl ) in the United States by KPC during the 1998 first fiscal quarter, as reported to the Company by KPC. The Company believes the decline to be temporary, the result of unusually high sales of Collagenase Santyl by KPC in the month of January 1998, which had a negative impact on sales of Collagenase Santyl in the month of February 1998. As reported to the Company by KPC, sales of Collagenase Santyl have resumed a more favorable pace.

Cost of Sales - Cost of sales for the three months ended April 30, 1998 and 1997 were $546,757 and $400,425, respectively, an increase of $146,332 or 37% due to the higher level of sales in the first quarter of 1998.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 1998 and 1997 were $429,835 and $384,802, respectively, an increase of $45,033 or 12% due to higher rental costs and professional fees.

Research and development - Research and development ("R&D") expense for the three months ended April 30, 1998 and 1997 were $421,818 and $423,957 respectively, representing a slight decrease of $2,139 or 1%. The Company is sponsoring U.S. clinical trials of its injectable collagenase for three disease conditions. The Company is focusing its R&D on developing injectable collagenase for certain disease conditions by sponsoring clinical trials in the United States. The Company expects its current year (fiscal 1999) R&D expense to exceed that of last year.

Other income, net - Other income, net for the three months ended April 30, 1998 and 1997 was $59,375 and $62,000 respectively. The decrease of $2,625 or 4% was primarily attributable to fluctuations in interest rates which affect the fair value of the Company's trading securities.

Provision for income taxes - The provision for income taxes for the three months ended April 30, 1998 and 1997 was $136,100 and $114,260, respectively, an increase of $21,840 or 19%. The higher provision in the current period was due to more profitable operations.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and new license fees. At April 30, 1998, the Company had working capital of approximately $8.7 million which includes cash and cash equivalents, and marketable securities of approximately $6.6 million. Net cash provided by operating activities during the quarter ended April 30, 1998 was approximately $295,000. At April 30, 1998, the Company had commitments for capital expenditures of approximately $150,000.

In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurance, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BioSpecifics Technologies Corp.
                                                        (Registrant)



Date:    June 15, 1998
         -------------


By:/s/ Edwin H. Wegman
   -------------------
         Edwin H. Wegman
         Chairman, President, and
         Chief Executive Officer




Date:    June 15, 1998
         -------------


By: /s/ Albert Horcher
    ------------------
         Albert Horcher
         Secretary, Treasurer and Principal Financial
         and Chief Accounting Officer