Form 10QSB
period 1998-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1998-09-17
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: July 31, 1998
                                         -------------

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

Yes  x    No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,891,146 shares of Common Stock, $0.001 par value as of September 1, 1998.

     Transitional Small Business Disclosure Format (check one): Yes___    No x

                                      INDEX
                                      -----

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION                                                                          3


Item 1.  Financial Statements                                                                           3


Consolidated Financial Statements:


         Balance Sheets as of July 31, 1998 (unaudited) and January 31, 1998                            3


         Statements of Income for the Three and Six Months Ended July 31, 1998
         and 1997 (unaudited)                                                                           4


         Statements of Cash Flows for the Six Months Ended July 31, 1998 and
         1997 (unaudited)                                                                               5


         Notes to Consolidated Interim Financial Statements (unaudited)                                 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                   7


Part II - Other Information                                                                            10


SIGNATURES                                                                                             11


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                     July 31,            January 31,
ASSETS                                                                                   1998                   1998
                                                                             -----------------     ------------------
Cash and cash equivalents                                                          $4,754,245             $4,431,055
Marketable securities                                                               2,372,136              2,343,801
Accounts receivable                                                                 1,532,935              1,312,997
Inventory                                                                           1,341,602              1,482,720
Deferred tax assets - net                                                             179,000                179,000
Prepaid expenses & other current assets                                               404,096                269,016
                                                                             -----------------     ------------------
   Total current assets                                                            10,584,014             10,018,589

Property,  plant, and equipment - net                                                 825,577                873,600
Other assets                                                                          257,508                306,451
                                                                             -----------------     ------------------

TOTAL ASSETS                                                                      $11,667,099            $11,198,640
                                                                             =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                              $1,252,107             $1,309,972
Notes payable to related parties                                                       12,260                 12,010
Income taxes payable                                                                  129,864                 61,840
Deferred revenue                                                                      175,000                175,000
                                                                             -----------------     ------------------
     Total current liabilities                                                      1,569,231              1,558,822

Minority interest in subsidiaries                                                     241,508                220,349

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                                      --                     --
Common stock, $.001 par value; 10,000,000 shares
authorized; 4,891,146 and 4,886,096 shares issued and out-
standing at July 31, 1998 and January 31, 1998, respectively                            4,891                  4,886
Additional paid-in capital                                                          3,673,174              3,617,005
Retained earnings                                                                   7,005,291              6,427,433
Cumulative translation adjustment                                                      (2,799)                (3,354)
                                                                             -----------------     ------------------
                                                                                   10,680,557             10,045,970
Less: Treasury stock - 132,380 and 96,800 shares, at cost                            (824,197)              (626,501)
                                                                             -----------------     ------------------
    Stockholders' equity - net                                                      9,856,360              9,419,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $11,667,099            $11,198,640
                                                                             =================     ==================

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income

                                                                        (Unaudited)                      (Unaudited)
                                                                    Three months ended                 Six months ended
                                                                          July 31,                          July 31,
                                                                         1998             1997            1998             1997
                                                             -------------------------------------------------------------------
Revenues:
   Net sales                                                       $1,064,785         $706,616      $2,288,328       $1,565,426
   Royalties                                                          960,349          543,775       1,444,464        1,138,119
                                                             -------------------------------------------------------------------
Total Revenues                                                      2,025,134        1,250,391       3,732,792        2,703,545
                                                             -------------------------------------------------------------------

Costs and Expenses:
   Cost of sales                                                      553,222          249,612       1,099,979          650,037
   Selling, general and administrative                                478,833          390,485         908,668          775,287
   Research and development                                           569,823          491,552         991,641          915,509
                                                             -------------------------------------------------------------------
Total Costs and expenses                                            1,601,878        1,131,649       3,000,288        2,340,833
                                                             -------------------------------------------------------------------

Income from operations                                                423,256          118,742         732,504          362,712

Other income (expense)
  Investment and other income                                          70,658          101,168         131,676          163,727
  Interest expense                                                     (1,741)            (741)         (3,384)          (1,300)
                                                             -------------------------------------------------------------------
Total other income - net                                               68,917          100,427         128,292          162,427
                                                             -------------------------------------------------------------------

Income before provision for income taxes                              492,173          219,169         860,796          525,139
   Provision for income taxes                                        (125,680)         (24,960)       (261,780)        (139,220)
                                                             -------------------------------------------------------------------
Income before minority interest                                       366,493          194,209         599,016          385,919
Less: minority interest in net income of subsidiaries                  17,260            3,735          21,160           10,435
                                                             -------------------------------------------------------------------
Net income                                                           $349,233         $190,474        $577,856         $375,484
                                                             ===================================================================


Basic net income per common share                                       $0.07            $0.04           $0.12            $0.08
                                                             ===================================================================


Weighted-average common shares outstanding                          4,779,170        4,855,210       4,782,220        4,964,300
                                                             ===================================================================


Diluted net income per common share                                     $0.07            $0.04           $0.12            $0.08
                                                             ===================================================================

Weighted-average common and dilutive
potential common shares outstanding                                 4,885,030        4,945,750       4,903,400        4,919,000
                                                             ===================================================================

                                       4


BioSpecifics Technologies Corp. and Subsidiaries                                                   (unaudited)
Consolidated Statements of Cash Flows                                                            Six months ended
                                                                                                     July 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          1998                      1997
                                                                                 -------------------        ------------------
  Net income                                                                               $577,856                  $375,484
  Adjustments to reconcile net income
  to cash provided by/(used by) operating activities:
    Depreciation                                                                             94,152                    94,274
    (Gain) loss on marketable securities - net                                               18,554                   (27,075)
    Minority interest in income of subsidiaries                                              21,160                    10,435
     Costs associated with issuance of common stock grants                                   36,000                         -
  Changes in operating assets & liabilities:
    Accounts receivable                                                                    (219,938)                 (459,017)
    Proceeds from sales of marketable securities                                          1,283,165                    10,890
    Purchases of marketable securities                                                   (1,330,054)                 (500,261)
    Inventory                                                                               141,118                  (185,739)
    Prepaid and other current assets                                                       (135,080)                  (48,542)
    Other assets                                                                             48,943                    46,478
    Accounts payable & accruals                                                             (57,865)                  (24,077)
    Income taxes payable                                                                     68,024                     5,620
    Due to related parties                                                                      250                       250
    Cumulative translation adjustment                                                           553                    (5,802)
                                                                                 -------------------        ------------------
      Net cash provided (used) by operating activities                                      546,838                  (707,082)
                                                                                 -------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                                            (46,127)                 (192,294)
                                                                                 -------------------        ------------------
      Net cash used in investing activities                                                 (46,127)                 (192,294)
                                                                                 -------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchases                                                                 (197,696)                 (223,033)
  Proceeds from stock option exercises                                                       20,175                         -
                                                                                 -------------------        ------------------
      Net cash used by financing activities                                                (177,521)                 (223,033)
                                                                                 -------------------        ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            323,190                (1,122,409)

  CASH AND EQUIVALENTS:
  Beginning of Period                                                                     4,431,055                 3,793,582
                                                                                 -------------------        ------------------
  End of Period                                                                          $4,754,245                $2,671,173
                                                                                 ===================        ==================

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                                                       $6,057                    $1,300
                                                                                 ===================        ==================
  Cash paid during period for income taxes                                                 $174,371                  $152,820
                                                                                 ===================        ==================

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (UNAUDITED)

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

The Company has undertaken efforts to secure licensees outside the United States. The Company has licensing agreements with foreign companies to market Collagenase ABC, either as a topical product or an injectable, when permitted by local governmental authorities. The Company sells relatively small amounts of Collagenase ABC to pharmaceutical companies in countries outside the United States.

2. Interim Financial Statements - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 1998, the statements of income for the three and six months ended July 31, 1998 and 1997, and statements of cash flows for the six months ended July 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

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

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

                    Three months ended July 31, 1998 and 1997

Net sales - Net sales for the three months ended July 31, 1998 and 1997 were $1,064,785 and $706,616, respectively, representing a $358,169 or 51% increase. The increase was primarily due to higher sales of Collagenase ABC to KPC in the United States, and to pharmaceutical companies in countries outside the United States.

Royalties - Royalties for the three months ended July 31, 1998 and 1997 were $960,349 and $543,775, respectively, representing a $416,574 or 77% increase. As reported to the Company by KPC, during the three months ended July 31, 1998, KPC sold a record amount of Collagenase Santyl(R), on which the royalty is earned. The Company believes that the record sales may reflect some inventory accumulation. While sales of Collagenase Santyl(R) subsequent to the July 1998 quarter's end, as reported to the Company by KPC, have been quite satisfactory, the Company does not believe the royalty earned in the current quarter can be projected as a forecast for the rest of the fiscal year.

Cost of sales - Cost of sales for the three months ended July 31, 1998 and 1997 were $553,222 and $249,612, respectively, representing an increase of $303,610 or 122%, due to higher net sales, higher occupancy costs, and maintenance.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 1998 and 1997 were $478,833 and $390,485, respectively, representing an increase of $88,348 or 23%. The increase was primarily due to higher professional and consulting fees.

Research and development - Research and development ("R&D") expenses for the three months ended July 31, 1998 and 1997 were $569,823 and $491,552, respectively, representing an increase of $78,271 or 16%. The increase was due to the costs associated with advancing clinical trials in the U.S., particularly for Dupuytren's disease and Peyronie's disease. In Europe, costs are being incurred to support applications for marketing approval in various countries in the European Union. The Company expects future R&D expenses to equal or possibly slightly exceed the level incurred in the current quarter.

Other income - net - Other income - net for the three months ended July 31, 1998 and 1997 was $68,917 and $100,427, respectively. The decrease of $31,510 was due primarily to increasing values of fixed income securities held as trading security investments in the previous year period versus the current period.

Provision for income taxes - The provision for income taxes for the three months ended July 31, 1998 and 1997 was $125,680 and $24,960, respectively, an increase of $100,720. The increase was due to higher profitability, especially of the Company's United States subsidiary, the result of higher net sales and royalty revenues. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao.

                     Six months ended July 31, 1998 and 1997

Net sales - Net sales for the six months ended July 31, 1998 and 1997 were $2,288,328 and $1,565,426, respectively, representing a $722,902 or 46%
increase. The increase in net sales was primarily due to higher sales of Collagenase ABC to KPC in the United States, and to pharmaceutical companies in countries outside the United States.

Royalties - Royalties for the six months ended July 31, 1998 and 1997 were $1,444,464 and $1,138,119, respectively, representing a $306,345 or 27%
increase, due to higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC, for reasons explained above.

Cost of sales - Cost of sales for the six months ended July 31, 1998 and 1997 were $1,099,979 and $650,037, respectively, representing an increase of $449,942 or 69% due to higher net sales, higher occupancy costs, and maintenance.

Selling, general and administrative - SG&A expenses for the six months ended July 31, 1998 and 1997 were $908,668 and $775,287, respectively, representing a $133,381 or 17% increase. The increase was primarily due to higher professional and consulting fees.

Research and development - R&D expenses for the six months ended July 31, 1998 and 1997 were $991,641 and $915,509, respectively, representing an increase of $76,132 or 8%. The increase was due to the costs associated with advancing clinical trials in the U.S., particularly for Dupuytren's disease and Peyronie's disease. In Europe, costs are being incurred to support applications for marketing approval in various countries in the European Union. The Company expects future R&D expenses to equal or possibly slightly exceed the level incurred in the current period.

Other income - net - Other income - net for the six months ended July 31, 1998 and 1997 was $128,292 and $162,427, respectively. The decrease of $34,135 was due primarily to increasing values of fixed income securities held as trading security investments in the previous year period versus the current period.

Provision for income taxes - The provision for income taxes for the six months ended July 31, 1998 and 1997 was $261,780 and $139,220, respectively, an increase of $122,560. The increase was due to higher profitability, especially of the Company's United States subsidiary, the result of higher net sales and royalty revenues. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of the Company's primary production facility in Curacao.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company's primary source of working capital is from operating activities, including sales, royalties and new license fees. As of July 31, 1998, the Company had working capital of approximately $9,015,000 which included cash and cash equivalents and marketable securities of approximately $7,100,000. The principal source of cash during the six months ended July 31, 1998 was approximately $547,000 from operating activities. The principal uses of cash during the period were expenditures for plant, property and equipment of approximately $46,000 and repurchases of Company stock of approximately $198,000. At July 31, 1998 the Company had commitments for capital expenditures of approximately $150,000.

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


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a.) The annual meeting of stockholders was held July 15, 1998. The purpose of the meeting was to elect two directors of the Company.

(b.) The directors elected at the stockholders' meeting were Henry Morgan and Sherman C. Vogel, whose terms expire in 2001. The other directors whose terms of office as director continued after the meeting are Edwin H. Wegman and Rainer Friedel, MD., whose terms of office expire in 1999, and Thomas L. Wegman and Paul A. Gitman, MD., whose terms of office expire in 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BioSpecifics Technologies Corp.
                                                     (Registrant)



Date:    September 15, 1998
         ------------------


By:/s/Edwin H. Wegman
   ------------------
         Edwin H. Wegman
         Chairman and President




Date:    September 15, 1998
         ------------------


By:/s/Albert Horcher
   -----------------
         Albert Horcher
         Treasurer, Principal Financial and
         Chief Accounting Officer