Form 10QSB
period 1998-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1998-12-15
CIK 875622

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: October 31, 1998
                                         ----------------

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

Yes  X    No____
    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,891,146 shares of Common Stock, $0.001 par value as of December 1, 1998.

                                      INDEX
                                      -----

                                                                                                     Page
                                                                                                     ----

PART I - FINANCIAL INFORMATION                                                                          3


Item 1.  Financial Statements                                                                           3


Consolidated Financial Statements:


         Balance Sheets as of October 31, 1998 (unaudited) and January 31, 1998                         3


         Statements of Income for the Three and Nine Months Ended October 31,
         1998 and 1997 (unaudited)                                                                      4


         Statements of Cash Flows for the Nine Months Ended October 31, 1998 and
         1997 (unaudited)                                                                               5


         Notes to Consolidated Interim Financial Statements (unaudited)                                 6


         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                      7


SIGNATURES                                                                                             11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets
                                                                                  (Unaudited)
                                                                                  October 31,            January 31,
ASSETS                                                                                   1998                   1998
                                                                             -----------------     ------------------
Cash and cash equivalents                                                          $4,452,701             $4,431,055
Marketable securities                                                               2,522,957              2,343,801
Accounts receivable                                                                 1,041,418              1,312,997
Inventory                                                                           1,226,249              1,482,720
Deferred tax assets - net                                                             179,000                179,000
Prepaid expenses & other current assets                                               477,144                269,016
                                                                             -----------------     ------------------
   TOTAL CURRENT ASSETS                                                             9,899,469             10,018,589

Property,  plant, and equipment - net                                                 796,300                873,600
Other assets                                                                          229,392                306,451
                                                                             -----------------     ------------------

TOTAL ASSETS                                                                      $10,925,161            $11,198,640
                                                                             =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                $928,245             $1,309,972
Notes payable to related parties                                                       12,385                 12,010
Income taxes payable                                                                  204,941                 61,840
Deferred revenue                                                                      175,000                175,000
                                                                             -----------------     ------------------
     TOTAL CURRENT LIABILITIES                                                      1,320,571              1,558,822

Minority interest in subsidiaries                                                     251,198                220,349

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                                      --                     --
Common stock, $.001 par value; 10,000,000 shares
authorized; 4,891,146 and 4,886,096 shares issued and out-
standing at October 31, 1998 and January 31, 1998, respectively                         4,891                  4,886
Additional paid-in capital                                                          3,679,174              3,617,005
Retained earnings                                                                   7,233,580              6,427,433
Cumulative translation adjustment                                                      (2,610)                (3,354)
                                                                             -----------------     ------------------
                                                                                   10,915,035             10,045,970
Less: Treasury stock - 270,380 and 96,800 shares, at cost                          (1,561,643)              (626,501)
                                                                             -----------------     ------------------
    STOCKHOLDERS' EQUITY - NET                                                      9,353,392              9,419,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $10,925,161            $11,198,640
                                                                             =================     ==================

See accompanying notes to consolidated
financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income

                                                                        (Unaudited)                      (Unaudited)
                                                                    Three months ended                Nine months ended
                                                                         October 31,                      October 31,
                                                                         1998             1997            1998             1997
                                                             -------------------------------------------------------------------
Revenues:
   Net sales                                                       $1,140,798         $948,094      $3,429,126       $2,513,520
   Royalties                                                          486,256          596,316       1,930,720        1,734,435
                                                             -------------------------------------------------------------------
Total Revenues                                                      1,627,054        1,544,410       5,359,846        4,247,955
                                                             -------------------------------------------------------------------

Costs and Expenses:
   Cost of sales                                                      466,925          445,603       1,566,904        1,095,640
   Selling, general and administrative                                407,683          393,598       1,316,351        1,168,885
   Research and development                                           561,381          501,734       1,553,022        1,417,243
                                                             -------------------------------------------------------------------
Total Costs and expenses                                            1,435,989        1,340,935       4,436,277        3,681,768
                                                             -------------------------------------------------------------------

Income from operations                                                191,065          203,475         923,569          566,187

Other income (expense)
  Investment and other income                                         122,845          107,551         254,521          271,278
  Interest expense                                                       (853)          (1,493)         (4,237)          (2,793)
                                                             -------------------------------------------------------------------
Total other income - net                                              121,992          106,058         250,284          268,485
                                                             -------------------------------------------------------------------

Income before provision for income taxes                              313,057          309,533       1,173,853          834,672
   Provision for income taxes                                         (75,076)        (102,770)       (336,856)        (241,990)
                                                             -------------------------------------------------------------------
Income before minority interest                                       237,981          206,763         836,997          592,682
Less: minority interest in net income of subsidiaries                   9,690            4,680          30,850           15,115
                                                             -------------------------------------------------------------------
Net income                                                           $228,291         $202,083        $806,147         $577,567
                                                             ===================================================================


Basic net income per common share                                       $0.05            $0.04           $0.17            $0.12
                                                             ===================================================================


Weighted-average common shares outstanding                          4,689,766        4,822,229       4,778,225        4,850,279
                                                             ===================================================================


Diluted net income per common share                                     $0.05            $0.04           $0.17            $0.12
                                                             ===================================================================

Weighted-average common and dilutive
potential common shares outstanding                                 4,734,914        4,929,478       4,847,238        4,922,493
                                                             ===================================================================

See accompanying notes to consolidated financial statements



BioSpecifics Technologies Corp. and Subsidiaries                                                        (Unaudited)
Consolidated Statements of Cash Flows                                                                Nine months ended
                                                                                                        October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            1998                    1997
                                                                               -----------------------------------------------
  Net income                                                                                 $806,147                $577,567
  Adjustments to reconcile net income
  to cash provided by/(used by) operating activities:
    Depreciation                                                                              141,226                 140,575
    (Gain) loss on marketable securities - net                                                (18,733)                (44,447)
    Minority interest in income of subsidiaries                                                30,850                  15,115
    Issuance of stock options                                                                  42,000                   4,500
  Changes in operating assets & liabilities:
    Accounts receivable                                                                       271,579                (672,486)
    Marketable securities - net                                                              (160,423)               (862,970)
    Inventory                                                                                 256,471                (206,845)
    Prepaid and other current assets                                                         (208,128)                 38,017
    Decrease in other assets                                                                   77,059                  79,510
    Accounts payable & accruals                                                              (381,727)                193,273
    Cumulative translation adjustment                                                             741                    (295)
    Income taxes payable                                                                      143,101                  15,160
                                                                               -----------------------------------------------
      Net cash provided by (used in) operating activities                                   1,000,163                (723,326)
                                                                               -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                                              (63,925)               (203,421)
                                                                               -----------------------------------------------
      Net cash used in investing activities                                                   (63,925)               (203,421)
                                                                               -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes with related parties                                                        375                     375
  Treasury stock purchases                                                                   (935,142)               (313,832)
  Exercise of stock options                                                                    20,175                  11,360
                                                                               -----------------------------------------------
      Net cash (used) provided by financing activities                                       (914,592)               (302,097)
                                                                               -----------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               21,646              (1,228,844)

  CASH AND EQUIVALENTS:
  Beginning of Period                                                                       4,431,055               3,793,582
                                                                               -----------------------------------------------
  End of Period                                                                            $4,452,701              $2,564,738
                                                                               ===============================================



SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                                                         $4,534                  $2,793
                                                                               ===============================================
  Cash paid during period for income taxes                                                   $174,371                $152,820
                                                                               ===============================================


See accompanying notes to consolidated
financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation - BioSpecifics Technologies Corp. (the "Company") is the parent company of Advance Biofactures Corporation (ABC-New York), Advance Biofactures of Curacao, N.V. and subsidiaries (ABC-Curacao), and Biospecifics Pharma GmbH (Bio Pharma), Germany.

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

The Company currently derives substantially all of its revenues through a license agreement with a major U.S. pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Sales of Collagenase ABC have been principally to KPC, which markets it as an ointment in the United States and Canada under its trademarked name "Collagenase Santyl(R)". The license agreement with KPC expires in 2003. In the event that KPC were to cancel the license agreement for cause, which the Company believes is unlikely, the financial condition of the Company would be materially adversely impacted unless the Company were to find another licensee in the United States.

The Company sells Collagenase ABC to pharmaceutical companies in countries outside the United States. This business represented approximately 20% of net sales during the nine months ended October 31, 1998. The Company has undertaken efforts to secure additional customers and licensees outside the United States, and has licensing agreements with foreign companies to market Collagenase ABC, either as a topical product or an injectable, when permitted by local governmental authorities.

2. Interim Financial Statements - In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 1998, the statements of income for the three and nine months ended October 31, 1998 and 1997, and statements of cash flows for the nine months ended October 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

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

            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Information provided by the Company or statements contained in this report or made by its employees, if not historical, was forward-looking information which involve uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance, of the Company's products in development, the Company's dependence on KPC, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1998.

                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                  --------------------------------------------

Net sales - Net sales for the three months ended October 31, 1998 and 1997 were $1,140,798 and $948,094 respectively, representing a $192,704 or 20% increase. The increase was due to higher sales of Collagenase ABC to KPC and foreign customers.

Royalties - Royalties for the three months ended October 31, 1998 and 1997 were $486,255 and $596,316 respectively, representing a $110,061 or 18% decrease. Royalties are earned on KPC's Collagenase Santyl(R) sales to wholesalers, which were higher than usual for the quarter ended July 31, 1998 due to inventory stocking by the wholesalers, as reported to the Company by KPC. During the quarter ended October 31, 1998, wholesalers chose to reduce their inventories and therefore bought less from KPC, as reported to the Company by KPC.

Cost of sales - Cost of sales for the three months ended October 31, 1998 and 1997 were $466,925 and $445,603 respectively, representing an increase of $21,322 due to higher net sales.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 1998 and 1997 were $407,683 and $393,598 respectively, representing a $14,085 or 4% increase. The increase was primarily due to higher professional fees.

Research and development - Research and development ("R&D") expenses for the three months ended October 31, 1998 and 1997 were $561,381 and $501,734 respectively, representing an increase of $59,647 or 12%. The Company is currently sponsoring Phase 2 clinical trials of injectable collagenase for Dupuytren's and Peyronie's diseases, for which the FDA has granted Orphan Drug status; keloids, and pre-clinical research of other uses of collagenase. The Company is also sponsoring clinical trials of its collagenase in Europe, but to a lesser financial extent.

Other income - net - Other income - net for the three months ended October 31, 1998 and 1997 was $121,992 and $106,058 respectively. The increase of $15,934 was due primarily to the recovery of financial markets during the latter part of the current quarter.

Provision for income taxes - The provision for income taxes for the three months ended October 31, 1998 and 1997 was $75,076 and $102,770 respectively, a decrease of $27,694. The decrease was due to a larger portion of taxable income earned by ABC-Curacao during the more current period versus last year. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of ABC-Curacao, the Company's primary production facility, partially offset by the additional provision required by ABC-New York for state income taxes.

                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                   -------------------------------------------

Net sales - Net sales for the nine months ended October 31, 1998 and 1997 were $3,429,126 and $2,513,520 respectively, representing a $915,606 or 36% increase. The increase was due to higher sales of Collagenase ABC to KPC and to a lesser extent a foreign customer.

Royalties - Royalties for the nine months ended October 31, 1998 and 1997 were $1,930,720 and $1,734,435 respectively, representing a $196,285 or 11% increase, due to higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

Cost of sales - Cost of sales for the nine months ended October 31, 1998 and 1997 were $1,566,904 and $1,095,640 respectively, representing an increase of $471,264 or 43% due to higher net sales as described above.

Selling, general and administrative - SG&A expenses for the nine months ended October 31, 1998 and 1997 were $1,316,351 and $1,168,885 respectively, representing a $147,466 or 13% increase. The increase was due to higher professional fees and salaries during the nine months ended October 31, 1998.

Research and development - Research and development expenses for the nine months ended October 31, 1998 and 1997 were $1,553,022 and $1,417,243 respectively, representing an increase of $135,779 or 10%. The Company is currently developing injectable collagenase treatments for two conditions for which FDA has granted FDA Orphan Drug Status. During the current period, the Company completed Phase 1 and advanced to Phase 2 clinical trials of Cordase(TM) injectable collagenase for Dupuytren's disease. The Company is also sponsoring a Phase 2 trial for Peyronie's disease, Phase 1 trial for keloids, and pre-clinical research of other uses of collagenase. The Company is also sponsoring clinical trials of its collagenase in Europe, but to a lesser financial extent.

Other income - net - Other income - net for the nine months ended October 31, 1998 and 1997 was $250,284 and $268,485 respectively. The decrease of $18,201 was due primarily to greater volatility in financial markets during the current period.

Provision for income taxes - The provision for income taxes for the nine months ended October 31, 1998 and 1997 was $336,856 and $241,990 respectively, an increase of $94,866. The increase was due to higher taxable income at the Company's subsidiaries ABC-New York and ABC-Curacao. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% income tax rate applicable to earnings of ABC-Curacao, the Company's primary production facility, partially offset by the additional provision required by ABC-New York for state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties and new license fees. As of October 31, 1998, the Company had working capital of approximately $8.6 million which included cash and cash equivalents and marketable securities of approximately $7.0 million.

As of October 31, 1998, the Company's cash balance increased slightly versus January 31, 1998. The principal source of cash during the nine months ended October 31, 1998 was net income of approximately $800,000. The principal use of cash during the nine months ended October 31, 1998 was the purchase of 173,580 shares of treasury stock including a block of 106,000 shares, at a total cost approximating $935,000. At October 31, 1998 the Company had commitments for capital expenditures of approximately $150,000.

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

Year 2000 Issue
---------------

The Company has not incurred and, based on information available to it at this time, does not expect to incur significant expenditures to address the Year 2000 issue. As part of its Year 2000 program, the Company plans to complete in 1999 a contingency plan, which addresses the most likely "business critical" worst case scenarios. During the course of developing the contingency plan, the Company will orally discuss the Year 2000 issue with suppliers and other third parties with which it does business to attempt to ascertain such third parties' Year 2000 compliance. However, the Company cannot be certain that third parties supporting the Company's systems or providing goods and services to the Company have resolved or will resolve all Year 2000 issues in a timely manner. The Company could be adversely affected by any disruptions to third parties with which it does business, if suppliers of goods and services to those third parties have not successfully addressed their Year 2000 issues. Failure by the Company or any such third party to successfully address the relevant Year 2000 issues could result in disruptions to the Company's business and the incurrence of significant expenses by the Company.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BioSpecifics Technologies Corp.
                                            (The Registrant)



Date:    December 15, 1998
         -----------------


By:/s/Edwin H. Wegman
   -----------------------
      Edwin H. Wegman
      Chairman and President




Date:    December 15, 1998
         -----------------


By: /s/Albert Horcher
    ----------------------
       Albert Horcher
       Treasurer, Principal Financial and
       Chief Accounting Officer