Form 10KSB
period 1999-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1999-05-17
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
      [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 1999
                           ----------------

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-19879

                         BIOSPECIFICS TECHNOLOGIES CORP.
                 (Name of small business issuer in its charter)

                         Delaware                                                      11-3054851
                         --------                                                      ----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

  35 Wilbur Street, Lynbrook, New York                                                  11563
  ------------------------------------                                                  -----
(Address of principal executive offices)                                              (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No __

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               Issuer's revenues for its most recent fiscal year were $7,062,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $5,530,000 computed by reference to the last sale price at which the stock was sold on April 14, 1999 as reported by Nasdaq. As of April 14, 1999, 4,565,866 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the 1999 annual meeting of shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

      PART I


      ITEM 1.  DESCRIPTION OF BUSINESS.

      General

                       The Company* is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The Company currently derives substantially all of its revenues through a license agreement with a pharmaceutical company in the United States, Knoll Pharmaceutical Company ("KPC"). The Company also has license agreements with foreign companies which are marketing or will attempt to market Collagenase ABC or products in development in licensed territories when permitted by local governmental authorities. Since 1972, the Company has sold Collagenase ABC, its only commercial product to date, principally in the United States through KPC.

      Description of Product

      Collagenase ABC

                       The Company's principal drug product, Collagenase ABC, is an enzyme that digests collagen, the body's principal connective tissue. The drug is approved by the FDA and is indicated for topical enzymatic debridement of dermal ulcers (wounds), such as pressure ulcers (also known as "bed sores") and second and third degree burns.

                       In general, necrotic (i.e., dead or devitalized) tissue must be debrided (removed) from a dermal ulcer either surgically, by enzyme, or by autolysis (the much slower natural process) before proper healing can take place. Necrotic tissue is anchored to dermal ulcers by strands of collagen. The unique ability of collagenase to digest collagen in necrotic tissue and thereby effect the debridement of necrotic tissue in a wound is an important part of the healing process associated with dermal ulcers and helps provide a healthy base for the growth of new tissue. Collagen in healthy tissue or in newly formed granulation tissue is not attacked by Collagenase ABC.

      Agreements for the Distribution of Collagenase ABC

                       Collagenase ABC is the active ingredient of a topical ointment. The Company does not directly market Collagenase ABC (the "product") to end users. It currently supplies the product in powder form to other pharmaceutical companies for compounding into ointment. These licensees market the ointment to end users. Pursuant to the agreement with KPC, the Company supplies KPC with the product and controls the production of an ointment containing the product. KPC has been marketing this ointment under its registered trademark, Collagenase Santyl(R) in the United States since 1972, and in Canada since 1994.

--------------------------------------------------------------------------------

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

                       The Company entered into an agreement with KPC (the "KPC Agreement") which runs through 2003 and automatically renews for an additional 10 year period unless KPC notifies the Company, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the initial term. The KPC Agreement provides that KPC is the Company's exclusive licensee to market Collagenase Santyl(R) ("Santyl(R)") in the United States and Canada so long as KPC shows a reasonable annual increase in Santyl(R) sales and uses its best efforts to increase sales. If Santyl(R) sales for any year are level or fall below that of the previous year's sales and if for the following 12 month period sales levels are not reasonably increased, the Company may change the license granted to KPC from an exclusive license to a non-exclusive license. KPC pays the Company for the product, at a price that is subject to annual adjustment based upon increases in the Company's actual manufacturing costs, not to exceed increases in the consumer price index for certain items. KPC also pays the Company a royalty based upon KPC's net Santyl(R) sales in increasing percentages as sales reach certain amounts on an annual basis. Royalties for fiscal 1999 and 1998 were approximately $2,506,000 and $2,436,000, respectively. As part of the KPC Agreement, KPC and its U.S. affiliates have agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than the Company, will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than the Company, and will not collaborate with any third party attempting to achieve a registration.

                       KPC accounted for approximately $6,353,000 and $5,388,000 in product sales and royalties of the Company for the fiscal years ended January 31, 1999 and 1998, respectively. These amounts were approximately 90% and 92% of the Company's revenues during the respective fiscal years. As of January 31, 1999, the Company had approximately $1.0 million of firm booked orders with KPC for the product, compared to approximately $1.5 million of firm booked orders with KPC as of January 31, 1998. The Company's product is approved in two other countries, Brazil and India, and sold to commercial customers in those countries. In fiscal 1999, sales to the customer in Brazil represented approximately 9% of total revenues. There is no license and supply agreement with this customer. The product and purified collagenase are also sold for non-sponsored research purposes.

                       In July 1996, the Company entered into an agreement to license the product for sale as an ointment in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when marketing approval of Collagenase ABC ointment is granted by the German health authority. During fiscal 1997, the Company recognized $20,000 in license fees and deferred revenue of $45,000 from this agreement. The Company's German subsidiary (see "Marketing") has submitted collagenase ointment to the German health authority for marketing approval, which decision is pending.

                       In June 1994, the Company entered into a multi-year license with an Italian pharmaceutical company which has agreed to market an ointment containing the product in Italy subject to the receipt of requisite Italian governmental approval. The licensee has agreed to purchase the product in agreed minimum amounts increasing in each of the three years following such approval. For the fiscal years ended January 31, 1999 and 1998, the Company recognized no revenues from this contract.

                       In July 1994, the Company entered into a license and supply agreement with a Swiss pharmaceutical company to market an ointment containing the product in two European countries and several Middle Eastern countries. The agreement runs for ten years from first market introduction of the product in each country. The Company recognized no revenue from this agreement in fiscal years ended January 31, 1999 and 1998.

                       The Company entered into a license agreement with a company in India that began marketing collagenase ointment in India in 1995. The licensee purchased immaterial amounts of the product during the fiscal years ended January 31, 1999 and 1998.

                       The Company completed preliminary clinical trials of Collagenase ABC in Great Britain and is seeking a licensee for that country. The Company continues to seek new licensees to market the product in parts of the world not yet licensed, where business conditions warrant.

      Proposed Products and Uses for Products

      Injectable Collagenase ABC and Nucleolysin(R)
      ---------------------------------------------

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

      Agreements to Distribute Nucleolysin(R)
      ---------------------------------------

                       In 1990, the Company entered into an agreement with an unaffiliated Swiss company, pursuant to which that company had three years (subject to a six month extension) to obtain the approval of the appropriate agencies in Italy and Switzerland to market Nucleolysin(R) in such countries for a period of 12 years from the date of its first commercial sale, subject to automatic yearly renewals unless either party provides notice of non-renewal. In May 1993, the Company and the licensee amended the agreement to provide for a period of three years from their application to obtain the approvals for use of Nucleolysin(R) for the treatment of herniated spinal discs. In addition to an advance payment of $50,000 previously received, the Company will be paid a total of $210,000 at certain milestone dates. To date, the licensee has paid $130,000 relating to the extension, which has been recorded as deferred revenue. The advances are subject to certain credits and/or refund if the Italian approval is not obtained, depending on the reasons therefor. The licensee completed the equivalent of Phase 3 clinical trials in an unaffiliated foreign clinic. The licensee submitted its application to obtain approval from the Italian and Swiss governments in 1996. Decisions by those governments are pending.

                       In late 1994, the Company, through an agent, filed a new drug application for final review and marketing approval of Nucleolysin(R) in Germany. Comments from the German health authorities are pending.

      Investigational New Drug Applications ("INDs") for Injectable
      -------------------------------------------------------------
       Collagenase ABC
      ----------------

                       The Company and its affiliates have received INDs from the FDA and is in the clinical testing process for additional products using injectable Collagenase ABC. The INDs permit the Company to test the drugs on humans. None of these products has completed testing.

      Dupuytren's Disease
      -------------------

                       Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and little fingers, contract toward the palm, often resulting in functional disability. The Company was granted a United States patent for the use of its collagenase enzyme to treat this condition in February 1997. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. The Company is collaborating with investigators at State University at Stony Brook School of Medicine ("Stony Brook") in conducting Phase 1 and 2 trials for this indication. Phase 1 clinical results were presented at the 44th annual meeting of the Orthopaedic Research Society in March 1998 in a paper entitled Enzyme Injection as a Non-Operative Treatment for Dupuytren's Disease: A Clinical Trial of Injectable Clostridial Collagenase. An update of these clinical trials was presented at the 7th Congress of the International Federation of Societies for Surgery of the Hand in May 1998. The investigators at Stony Brook received a grant from the FDA to conduct expanded clinical trials to determine safety and efficacy of collagenase for this use. This investigation also resulted in a research grant from the New York State Center for Advanced Technology in Medical Biotechnology. This center provides co-funding for collaborative R&D projects between faculty and New York state companies that show significant economic potential. A Phase 2 trial has been completed and is being analyzed.

      Peyronie's Disease
      ------------------

                       The Company is developing a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. The Company has been assigned a United States patent for this use and received "orphan drug" designation from the FDA in March 1996. The favorable findings of a Phase 2 double-blind clinical investigation appeared in the January 1993 Journal of Urology of the American Urological Association and its use was also reported on favorably at The International Conference on Peyronie's disease held in March 1993 at the National Institutes of Health in Bethesda, Maryland. The Company believes that no other effective pharmaceutical treatment for this condition currently exists. A study to optimize this treatment is ongoing at the largest United States center for the study and treatment of Peyronie's disease.

      Keloids
      -------

                       In another use, high doses of purified collagenase have been injected directly into keloids and hypertrophic scars. A keloid is a sharply elevated, irregularly shaped, and progressively enlarging scar due to the formation of excessive amounts of collagen during connective tissue repair. Approximately 40 persons have been treated for this condition, with encouraging results. The Company has been assigned a United States patent for this application of purified collagenase. In February 1997, positive preliminary results from the ongoing Phase 1 study were reported at the annual International Burn Foundation Conference on advances in wound healing, burn care, and infection control. In initial trials for both keloids and Peyronie's disease, the Company has used very high doses of injectable purified Collagenase ABC. The Company is not aware of any significant side effects or allergic reactions to these higher dosages, even when the doses were administered over a period of several months.

      Other Proposed Products and Uses for Products

      Treatment of Burns
      ------------------

                       Collagenase Santyl(R) has received FDA approval for the treatment of burns. A pilot study was conducted which compared the efficacy of Collagenase Santyl(R) to standard treatment for deep second degree burns. The results of this study were published in the Journal of the American Burn Association (January/February 1994 issue). Based on these results, a multi-center study was conducted in which eight medical centers specializing in the treatment of burns participated. The study, which involved 79 patients, showed collagenase treatment resulted in faster cleaning and healing than deep second degree burn wounds receiving the standard treatment. The study was reported in the May/June 1995 issue of the Journal of the American Burn Association and in the November/December 1995 issue of Wounds. Recent papers presented at the John A. Boswick, MD. Burn and Wound Care Symposium in February 1999 reported the economic benefits of collagenase application, including shortening of treatment time and hospital stay. Another study found that in 63% of the cases treated, skin grafts were not required. The February 1998 meeting of the International Burn Foundation included positive presentations made by physicians who use Collagenase Santyl(R) ointment for burns.

      Collagenase for Wound Healing
      -----------------------------

                       In vitro studies conducted at Tufts University Medical School showed that collagenase treatment of skin cells significantly enhances cell growth and migration after injury. An article relating to this development was published in the March/April 1996 issue of Wounds. Clinical and laboratory investigations further profiling the potential role of collagenase and its pharmacological activity in wound healing are being pursued. The Company has been assigned two patents awarded to Tufts University relating to this discovery.

      Glaucoma and Treatment of Other Eye Disorders
      ---------------------------------------------

                       The Company and Bausch & Lomb collaborated in a clinical investigation to confirm previous studies on the use of the Company's collagenase to treat glaucoma. The collagenase treatment reduced IOP (intraocular pressure) in open angle glaucoma patients for at least three months post treatment with no vision-threatening complications. The results of the clinical investigation were presented at the annual Association for Research in Vision and Opthamology (ARVO) meeting in May 1998.

                       The Company is exploring the possible use of purified injectable Collagenase ABC for the treatment of opaque scar tissue in the vitreous humor of the eye. Accordingly, its use may assist in the surgical removal of scar tissue without tearing the retina to which the tissue is attached. If effective, this use may be beneficial in the treatment of blindness resulting from diabetes and certain other causes. To date, approximately 20 persons have been treated with this product on an experimental basis.

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

                       The Company's debriding ointment product, Collagenase Santyl(R), competes primarily with other available enzymatic debridement products in the United States. Those currently available are manufactured or marketed by the Dow B. Hickam division of Marion Labs, and Healthpoint Ltd. A potential debridement agent was known to be under development by Genzyme Tissue Repair Division, and other large drug companies may also have debridement products under development. Debriding products also compete with surgical debridement and mechanical debridement using hydrotherapy. The Company believes its enzymatic debridement product is superior to surgical and mechanical debridement, because those procedures are painful, labor intensive and remove viable tissue along with necrotic tissue.

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

                       The Company believes that it can compete effectively through its licensing agreements for Collagenase ABC. The Company believes that licensing the ointment product is a more effective strategy than directly marketing the ointment product.

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

                       The Company may decide to directly market certain products under development, particularly if the market is well defined and the number of specialists who address the targeted indication is small.

      Research and Development

                       Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), the Company has expended over $20.5 million in research on collagenase and other products, and it is continuing to conduct testing on such products. The Company incurred approximately $2,050,000 and $1,905,000 in research and development activities during its fiscal years ended January 31, 1999 and 1998, respectively.

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

                  In January and March of 1999, the Company was issued a List of Inspectional Observations ("483s") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's "good manufacturing practice" at its Lynbrook, New York and Curacao, Netherlands Antilles facilities, respectively. In addition, on May 10, 1999, the Company received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility. The FDA Letter advised the Company that the FDA will institute formal proceedings to revoke the Company's license to manufacture Collagenase Santyl(R) Ointment unless the Company provides satisfactory assurances to the FDA, including submitting to the FDA a detailed, comprehensive plan of corrective action within 30 days, and undertakes significant remedial action to address the observations listed in the 483s and the FDA Letter, and otherwise demonstrates compliance with applicable regulatory requirements. The Company has hired outside consultants, has employed and will continue to employ additional staff for the Quality Control and Quality Assurance departments to assist in developing and executing a corrective action plan, and is taking steps to reorganize the Quality Control and Quality Assurance departments.

                  The Company intends to use its best efforts to address the observations cited in the 483s and the FDA Letter to the satisfaction of the FDA. However, there can be no assurance that the Company will be able to address all the cited observations in a manner that is satisfactory to the FDA or that the cost of the required remedial action will not have a material adverse effect on the Company's operations. Failure to adequately address the observations cited in the 483s and the FDA Letter will result in the revocation of the Company's license and will cause the Company to terminate operations. In addition, the FDA can take other actions which would not involve termination of the Company's license, but which would nevertheless have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

                  In order to ensure a supply of Santyl(R) ointment, the Company has entered into an agreement with KPC (the "Reimbursement Agreement"), pursuant to which KPC will continue to produce ointment from Collagenase ABC enzyme provided by the Company. In the event that the FDA does not permit the Company to release the ointment prepared by KPC due to the Company's foregoing compliance issues, the Company has agreed to reimburse KPC for the material and direct labor manufacturing costs for ointment lots produced after April 23, 1999 until June 1999, which period may be extended.

      Foreign Regulation of Pharmaceutical Products
      ---------------------------------------------

                       The marketing of pharmaceutical products outside the United States is subject to the regulatory requirements of the country in which the product is marketed. These requirements may vary widely from country to country. Approval in foreign countries is required regardless of whether FDA approval has been obtained in the United States. Nevertheless, the time required to obtain such approval may be longer or shorter than required to obtain FDA approval, and there can be no guarantees that such approvals will be granted.

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

      Patent and Trademark Protection

      Patents
      -------

                       The Company is the assignee or licensee of ten U.S. patents. The patents expire 17 years from the date of grant. The Company is not able to ascertain whether these patents will provide it with any value either prior to their expirations or at any time thereafter. The Company is the assignee of additional U.S. patent rights that have expired as well as certain foreign patent rights corresponding to certain of the foregoing patents. The Company has other patents under active preparation for filing. There can be no assurances when, if ever, such patents will be issued, or that such patents, if issued, will be of any value to the

      Company. The Company is obligated to engage in research and development of certain products or uses underlying the patent rights licensed or assigned to it.

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

      Employees

                       The Company has 38 full-time employees, of which 9 are located in Curacao, 1 in Germany, and 8 part-time employees. None of such employees are represented by a union. The Company considers its relationship with its employees to be excellent.

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

      Consulting Agreement
      --------------------

                       The Company entered into a one-year consulting agreement with Stephen A. Vogel (the "consultant") effective October 10, 1997. Mr. Vogel is a son of a member of the Company's board of directors. The agreement provided that the consultant provide the Company with such advice, service, consultation, and assistance as the Company will seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provided for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share. The agreement also provided for the consultant to receive fees if certain events occur as a result of the consultant's actions or recommendations. The Company reimbursed the Consultant for out of pocket and other expenses incurred in connection with rendering services. The agreement expired on October 10, 1998. The options expired January 10, 1999. Since October 11, 1998, Mr. Vogel has been retained as a financial consultant on a month to month basis and receives a consulting fee of $5,000 per month, and reimbursement for out of pocket expenses. During the fiscal year ended January 31, 1999, the Company recorded general and administrative expenses of $131,580 relating to this agreement, comprised of $101,580 in consulting fees and $30,000 for the estimated value of the options granted effective October 10, 1997. During the fiscal year ended January 31, 1998, the Company recorded general and administrative expenses of $56,275 relating to this agreement, comprised of $36,275 in consulting fees and $20,000 for the estimated value of the options granted for the fiscal year.

      ITEM 2.  DESCRIPTION OF PROPERTY.

                       The Company leases two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also the Company's administrative headquarters, contains 3,500 square feet of office space and 10,500 square feet of laboratory, production, and storage facilities. The Company leases this facility from the Wilbur Street Corporation ("WSC"), which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. The lease ran month to month at an annual rate of $90,000 during the fiscal year ended January 31, 1998. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. During the fiscal year ended January 31, 1999, the Company paid rent of $125,000 and real estate taxes of $36,000 relating to this lease agreement. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property. The Company continues to sublease a portion of the space subject to this lease to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       None.

      PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                       The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". On April 14, 1999, the closing price for the Company's Common Stock was $3.375. The table below sets forth the high and low sale prices for the Company's Common Stock for the period February 1, 1997 through January 31, 1999, as reported by Nasdaq.

                       Quarter Ended                      High           Low
                       -------------                      ----           ---
                       April 30, 1997                     $4-5/8         $3-1/8
                       July 31, 1997                      $6-3/4         $3-7/8
                       October 31, 1997                   $6-5/8         $4-1/4
                       January 31, 1998                   $5-3/8         $4-1/4
                       April 30, 1998                     $8-1/4         $4-1/2
                       July 31, 1998                      $6-1/8         $4-1/2
                       October 31, 1998                   $6-1/4         $4-1/8
                       January 31, 1999                   $5             $3-1/4

                       On April 14, 1999, there were 114 stockholders of record of the Company's Common Stock. The Company believes it has approximately 1,000 beneficial owners of its Common Stock.

                       It is the Company's current policy to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as such other factors as the Board of Directors may deem relevant. The Company's Board of Directors has authorized two buyback programs for the repurchase of a total of 600,000 shares of common stock. Through January 31, 1999, a total of 310,780 shares have been repurchased at an average price of $5.58 per share.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Safe Harbor Statement Under the Private Securities Litigation Reform Act
      ------------------------------------------------------------------------
      of 1995
      -------

                       Information provided by the Company or statements contained in this report or made by its employees, if not historical, is forward looking information which involve uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to government regulation, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the FDA and foreign health authorities of potential products, market acceptance of the Company's potential products, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

      Results of Operations

                       Net sales were $4,556,033 and $3,389,315 for the fiscal years ended January 31, 1999 and 1998, respectively, an increase of $1,166,718 or 34%. Sales of the product, Collagenase ABC, to KPC increased by 26% and sales to the Company's customer in Brazil increased by 62%.

                       Sales to the Brazilian customer may decrease in fiscal 2000 from levels achieved in fiscal 1999 due to economic turmoil in Brazil. Sales to KPC may decrease in fiscal 2000 versus fiscal 1999, based on KPC's current backlog of orders.

                       Royalties earned on Collagenase Santyl(R) ointment sales by KPC were $2,505,851 and $2,435,518 for the fiscal years ended January 31, 1999 and 1998, respectively, representing an increase of $70,333 or 3% due to an increase in Santyl(R) sales during the fiscal year.

                       The Company did not earn license fees in the fiscal years ended January 31, 1999, and 1998. There were no agreements reached in either fiscal 1999 or 1998. See "Collagenase ABC Agreements for the Distribution of Collagenase ABC".

                       Cost of sales was $2,250,945 and $1,665,202,
      respectively, in fiscal 1999 and 1998, an increase of $585,743 or 35% due to (i) the 34% increase in net sales of the product, and (ii) a reserve of $120,000 for inventory that will be reprocessed and tested as a result of observations made by the FDA in its latest inspection of the Company's facilities. See "Government Regulation Regulation in the United States".

                       Selling, general and administrative expenses ("SG&A") were $1,776,293 and $1,526,534, respectively, in fiscal 1999 and 1998, an increase of $249,759, or 16%. SG&A costs increased due to higher consulting and professional fees, and higher administrative salaries.

                       Research and development expenses ("R&D") were $2,050,049 and $1,904,808, respectively, in fiscal 1999 and 1998, an increase of $145,241 or 8%. The increase was primarily a result of continued expenditures for clinical trials in the United States for Dupuytren's Disease, which are in Phase 2, and Peyronie's Disease (see "Proposed Products and Uses for Products"). The Company also incurred development expenses in Europe relating to its ointment product. The Company believes fiscal 2000 R&D expense may exceed that of fiscal 1999, as these clinical trials are ongoing and may progress to expanded trials.

                       Other income, net was $434,911 and $505,678, respectively, in fiscal 1999 and 1998, a decrease of $70,767. The higher amount in fiscal 1998 was due primarily to a profit of $96,683 realized on the sale of non-production related real estate in Curacao.

                       The Company's provision for income taxes was $139,300 and $363,820, respectively in fiscal 1999 and 1998. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to a 2% tax rate applicable to pre-tax earnings from operations of the Company's subsidiary in Curacao, and recognition of Orphan Drug and other tax credits available to the Company as a result of its expenditures for clinical trials for Peyronie's and Dupuytren's diseases. The higher tax provision in fiscal 1998 was due to the higher level of investment and other income generated in Curacao which is taxed at rates approximating 30%, and lower tax credits available.

      Liquidity, Capital Resources and Changes in Financial Condition

                  The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At January 31, 1999, the Company had working capital of approximately $9.0 million which includes cash and cash equivalents, and marketable securities of approximately $7.2 million. The principal source of cash in fiscal 1999 was approximately $1.9 million from operating activities. This was offset by approximately $1.1 million used to purchase treasury stock during fiscal 1999.

                  In January and March of 1999, the Company was issued a List of Inspectional Observations ("483s") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's "good manufacturing practice" at its Lynbrook, New York and Curacao, Netherlands Antilles facilities, respectively. In addition, on May 10, 1999, the Company received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility. The FDA Letter advised the Company that the FDA will institute formal proceedings to revoke the Company's license to manufacture Collagenase Santyl(R) Ointment unless the Company provides satisfactory assurances to the FDA, including submitting to the FDA a detailed, comprehensive plan of corrective action within 30 days, and undertakes significant remedial action to address the observations listed in the 483s and the FDA Letter, and otherwise demonstrates compliance with applicable regulatory requirements. The Company has hired outside consultants, has employed and will continue to employ additional staff for the Quality Control and Quality Assurance departments to assist in developing and executing a corrective action plan, and is taking steps to reorganize the Quality Control and Quality Assurance departments.

                  As a result of the observations made by the FDA, the Company reserved during the fiscal year ended January 31, 1999, $120,000 for inventory that may need to be reprocessed to comply with FDA requirements. With regard to the Reimbursement Agreement with KPC, in the event the FDA does not permit the Company to release such ointment prepared by KPC, the Company would be liable to reimburse KPC an amount estimated by the Company to be approximately $500,000 for the material and direct labor manufacturing costs of such ointment lots. Such a charge would apply to fiscal year 2000, and may have a material adverse effect on fiscal 2000 results.

                       The Company plans to invest between $1.5 million and $2.0 million in new equipment and its installation, at its Lynbrook, New York, and Curacao, Netherlands Antilles facilities. This investment is intended to address pertinent observations in the 483s and the FDA letter and position the Company to insure the efficiency of its production process. The Company estimates it could spend an additional $500,000 for professional fees and other expenses in connection with the remediation of the FDA observations. With approximately $9 million of working capital, including approximately $7.2 million in cash and marketable securities at January 31, 1999, the Company believes it has adequate financial resources for these expenditures. In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurance, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis. However, if the Company is unable to address and remedy the observations listed in the 483s and the FDA Letter, it will be required to suspend or terminate operations. Due to the uncertainty of the outcome of the FDA issue, the Company's independent auditors, KPMG LLP have noted in their report the FDA Letter raises substantial doubt about the Company's ability to continue as a going concern.

      New Reporting Pronouncements
      ----------------------------

                       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the adoption of this statement will have a material effect on the Company's consolidated financial statements.

      Year 2000 Compliance
      --------------------

                       The Company is preparing its computer systems and hardware to contend with the issues related to the year 2000 ("Year 2000"). The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year and to assume that the first two digits of a year were 19. As the year 2000 approaches, systems using such programs may recognize a date ending in "00" as the year 1900 rather than the year 2000, and so may not accurately process certain date-based information. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

                       The initial phase of the Company's preparation for the Year 2000 consists of assessment and planning. The assessment phase includes the assessment of all computer hardware, software, systems and processes ("IT systems") and non-information technology systems and other equipment containing embedded microprocessor technology ("non-IT systems").

                       The Company believes that all of its mission-critical computer programs and hardware are currently Year 2000 compliant. The Company has also assessed the risk relating to manufacturing equipment which may be impacted by the Year 2000 issue. The Company believes that its manufacturing equipment will not be affected by the Year 2000 issue because its manufacturing equipment's embedded chips and software programs, if any, are not date critical. In addition to the assessment of the IT systems and non-IT systems, the Company has identified relationships with third parties, including customers, vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company has one significant customer, which represents approximately 90% of its fiscal 1999 revenues. The Company is in the process of determining the extent to which these third parties are addressing their Year 2000 compliance issues. Based on its assessment to date of the Year 2000 readiness of its key customers, suppliers, including vendors, service providers and other third parties on which it relies for business operations, the Company believes that these third parties are taking action related to the Year 2000. However, the Company has limited ability to test and control such third parties' Year 2000 readiness, and it cannot provide assurance that failure of such third parties to address the Year 2000 issue will not cause an interruption of the Company's business. The Company will continue to monitor the progress of these third parties in resolving Year 2000 issues. The cost of ensuring Year 2000 compliance is not expected to be material. The Company believes that under a worst-case scenario, it could continue its normal business activities on a manual basis. With respect to potential Year 2000 failures of its vendors and suppliers, the Company plans to mitigate this risk by purchasing and storing critical raw materials used in the production process in advance, which the Company believes will enable it to continue normal operations for several months.

                       There can be no assurance that the Company will fully achieve Year 2000 compliance in a timely manner, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

      ITEM 7.  FINANCIAL STATEMENTS
                                                                                                                              Page
                                                                                                                              ----
      Independent  Auditors' Report ............................................................................              F-1

      Consolidated  Balance  Sheet as of January 31, 1999.......................................................              F-2

      Consolidated Statements of Income for Years ended January 31, 1999 and 1998...............................              F-3

      Consolidated Statements of Cash Flows for Years ended January 31, 1999 and 1998 ..........................              F-4

      Consolidated Statements of Stockholders' Equity for Years ended January 31, 1999 and 1998.................              F-5

      Notes to Consolidated  Financial Statements...............................................................              F-6

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

      PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                       The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the 1999 meeting of shareholders.


      ITEM 10. EXECUTIVE COMPENSATION.

                       The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.


      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                       The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.


      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                       The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.

                                     PART IV

      ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


      (a)   Exhibits    Filed

      Exhibit 3.1 Certificate of Amendment of Certificate of Incorporation of Registrant, as amended. (Previously filed with Registrant's Registration Statement on Form S-18 "Registration Statement" and incorporated herein by reference.)

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

      Exhibit 10.2 Form of 1993 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S-8 Registration No. 33-95116 dated August 27, 1995 and incorporated herein by reference.)

      Exhibit 10.3 Copy of Agreement between Advance Biofactures Corporation and Knoll Pharmaceutical Company, without exhibits. (Previously filed as exhibit 10.3 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

      Exhibit 10.4 Copy of Lease between Advance Biofactures Corporation and the Wilbur Street Corporation. (Previously filed as exhibit 10.4 to Registrant's 10-KSB for the year ended January 31, 1998 and incorporated herein by reference.)

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

      Exhibit 10.9 Form of Financial Consulting Agreement between the Company and S.D. Cohn & Co., Inc.

      Exhibit 10.10 Copy of Agreement between Bio-Specifics N.V. (a wholly-owned subsidiary of Advance Biofactures of Curacao, N.V.) and Sheldon R. Pinnell, MD. (Previously filed as Exhibit 10.17 to Registrant's Registration Statement and incorporated herein by reference.)

      Exhibit 10.11 Copy of Employment Agreement with Dr. Rainer Friedel (English summary attached). (Previously filed as exhibit
                       10.18 to Registrant's 10-KSB for the year ended January 31, 1996 and incorporated herein by reference.)

      Exhibit 10.12 Copy of agreement to extend expiration of Underwriter's warrants and Assignee of Warrants among Registrant, S.D. Cohn & Co., and John C. Dello- Iacono. (Previously filed as exhibit 10.19 to Registrant's 10-KSB for the year ended January 31, 1996 and incorporated herein by reference.)

      Exhibit 10.13 Copy of Collagenase ABC license agreement between Advance Biofactures of Curacao, N.V. and an Italian company, without exhibits. (Previously filed as exhibit 29.1 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

      Exhibit 10.14 Copy of Collagenase ABC license agreement between Advance Biofactures of Curacao, N.V. and a Swiss company, without exhibits. (Previously filed as exhibit 29.2 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

      Exhibit 10.15 Copy of Promissory Note executed by Edwin H. Wegman in favor of Advance Biofactures Corp. (Previously filed as exhibit 29.3 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

      Exhibit 10.16 Copy of Consulting Agreement between BioSpecifics Technologies Corp. and Stephen A. Vogel. (Previously filed as exhibit 10.23 to Registrant's 10-KSB for the year ended January 31, 1998 and incorporated herein by reference.)

      Exhibit 10.17 Form of 1997 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S- 8 Registration No. 333-36485 dated September 26, 1997 and incorporated herein by reference.)

      Exhibit 22 Subsidiaries of the Registrant. (Previously filed as exhibit 22 to Registrant's 10-KSB for the year ended January 31, 1996 and incorporated herein by reference.)

      Exhibit 23.1     Consent of KPMG LLP.*

      Exhibit 27.1     Financial Data Schedule*

      -----------------------------
      *        Filed herewith

      (b)      Reports on Form 8-K

               None.

                                   SIGNATURES

                       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIOSPECIFICS TECHNOLOGIES CORP.
                                      (Registrant)


      Date:    May 17, 1999           By: /s/Edwin H. Wegman
                                         ---------------------------------------
                                         Edwin H. Wegman, Chairman and President


                       In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Edwin H. Wegman                      Chairman of the Board, President and                     May 17, 1999
  ---------------------                Director (Principal Executive Officer)
  Edwin H. Wegman
                                                                                                May 17, 1999
  Albert Horcher                       Secretary, Treasurer, Principal Financial
  ---------------------                and Chief Accounting Officer
  Albert Horcher
                                                                                                May 17, 1999
  Thomas L. Wegman                     Executive Vice President and Director
  --------------------
  Thomas L. Wegman
                                                                                                May 17, 1999
  Paul A. Gitman, MD.                  Director
  --------------------
  Paul A. Gitman, MD.
                                                                                                May 17, 1999
  Henry Morgan                         Director
  --------------------
  Henry Morgan
                                                                                                May 17, 1999
  Sherman C. Vogel                     Director
  --------------------
  Sherman C. Vogel
                                                                                                May 17, 1999
  Rainer Friedel                       Director
  --------------------
  Rainer Friedel


                          Independent Auditors' Report


The Stockholders and Board of Directors
Biospecifics Technologies Corp.:


We have audited the accompanying consolidated balance sheet of Biospecifics Technologies Corp. and subsidiaries as of January 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biospecifics Technologies Corp. and subsidiaries at January 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has received a letter from the United States Food and Drug Administration regarding the possible revocation of the Company's license to manufacture its primary product which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                          KPMG LLP


Melville, New York
April 16, 1999, except as to
      note 2, which is as of
      May 10, 1999

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 1999

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                                                                      $  5,086,725
     Marketable securities                                                                                             2,102,951
     Accounts receivable                                                                                               1,202,003
     Inventories                                                                                                       1,488,525
     Deferred tax assets, net                                                                                            348,206
     Prepaid expenses and other current assets                                                                           135,623
     Due from related party                                                                                               75,000
                                                                                                                   -------------
        Total current assets                                                                                          10,439,033

Property, plant and equipment, net                                                                                       713,716
Due from related parties                                                                                                 170,101
Other assets                                                                                                              53,693
                                                                                                                   -------------

                                                                                                                    $ 11,376,543
                                                                                                                   =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                                                          $  1,179,900
     Notes payable to related parties                                                                                     12,510
     Income taxes payable                                                                                                 78,566
     Deferred revenue                                                                                                    175,000
                                                                                                                   -------------
        Total current liabilities                                                                                      1,445,976

Minority interest in subsidiaries                                                                                        260,849

Stockholders' equity:
     Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding Common stock, $.001 par value; 10,000,000 shares authorized;
     4,891,146 shares issued                                                                                               4,891
     Additional paid-in capital                                                                                        3,734,375
     Retained earnings                                                                                                 7,667,141
     Accumulated other comprehensive loss                                                                                 (3,101)
                                                                                                                   -------------
                                                                                                                      11,403,306
     Less: Treasury stock, 310,780 shares at cost                                                                     (1,733,588)
                                                                                                                   -------------
        Total stockholders' equity                                                                                     9,669,718
                                                                                                                   -------------

Commitments and contingencies                                                                                       $ 11,376,543
                                                                                                                   =============

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                      Years ended January 31, 1999 and 1998

                                                                                   1999          1998
                                                                                   ----          ----
                  Revenues:
                      Net sales                                            $     4,556,033       3,389,315
                      Royalties                                                  2,505,851       2,435,518
                                                                           ---------------   -------------
                                                                                 7,061,884       5,824,833
                  Costs and expenses:
                      Cost of sales                                              2,250,945       1,665,202
                      Selling, general and administrative                        1,776,293       1,526,534
                      Research and development                                   2,050,049       1,904,808
                                                                           ---------------   -------------
                                                                                 6,077,287       5,096,544
                                                                           ---------------   -------------
                  Income from operations                                           984,597         728,289

                  Other income (expense):
                      Investment and other income                                  441,894         513,291
                      Interest expense                                              (6,983)         (7,613)
                                                                           ---------------   -------------
                                                                                   434,911         505,678
                                                                           ---------------   -------------

                  Income before provision for income taxes
                      and minority interest                                      1,419,508       1,233,967
                  Provision for income taxes                                       139,300         363,820
                                                                           ---------------   -------------
                  Income before minority interest                                1,280,208         870,147
                  Minority interest in net income of subsidiaries                   40,500          34,305
                                                                           ---------------   -------------
                      Net income                                           $     1,239,708         835,842
                                                                           ===============   =============

                  Basic net income per share                                         $.26              .17
                                                                           ===============   =============

                  Weighted-average common shares outstanding                     4,713,690       4,839,408
                                                                           ===============   =============

                  Diluted net income per common share                                 $.26             .17
                                                                           ===============   =============

                  Weighted-average common and dilutive
                      potential common shares outstanding                        4,800,406       4,914,268
                                                                           ===============   =============

          See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                      Years ended January 31, 1999 and 1998

                                                                                                     1999              1998
                                                                                                     ----              ----
Cash flows from operating activities:
     Net income                                                                                   $1,239,708           835,842
     Adjustments to reconcile net income to net
     cash provided by operating activities:
           Depreciation and amortization                                                             349,593           305,057
           Options issued to third parties                                                            97,200            20,000
           Gain on sales of marketable securities, net                                               (93,895)          (40,476)
           Gain on sale of property                                                                       -            (96,683)
           Minority interest in earnings of subsidiaries                                              40,500            34,305
           Changes in operating assets and liabilities:
               Accounts receivable                                                                   110,994          (412,041)
               Inventories                                                                            (5,805)         (143,639)
               Prepaid expenses and other current assets                                             133,394            13,860
               Due from related party                                                                (75,000)           30,695
               Deferred tax assets, net                                                             (169,206)          (89,000)
               Due from related parties                                                               25,506           366,047
               Other assets                                                                          (16,893)          (47,496)
               Marketable securities, net                                                            334,745          (490,351)
               Accounts payable and accrued expenses                                                (130,072)          769,073
               Notes payable to related parties                                                          500               500
               Income taxes payable                                                                   16,726            51,490
               Cumulative translation adjustment                                                         253            14,261
                                                                                               -------------    --------------
                      Net cash provided by operating activities                                    1,858,248         1,121,444
                                                                                               -------------    --------------

Cash flows from investing activities:
     Proceeds from sale of property                                                                       -            156,534
     Expenditures for property, plant and equipment                                                 (115,666)         (207,374)
                                                                                               --------------   ---------------
                      Net cash used in investing activities                                         (115,666)          (50,840)
                                                                                               --------------   ---------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                          20,175            10,860
     Treasury stock purchases                                                                     (1,107,087)         (443,991)
                                                                                               --------------   ---------------
                      Net cash used in financing activities                                       (1,086,912)         (433,131)
                                                                                               --------------   ---------------

Increase in cash and cash equivalents                                                                655,670           637,473
Cash and cash equivalents at beginning of year                                                     4,431,055         3,793,582
                                                                                               -------------    --------------
Cash and cash equivalents at end of year                                                       $   5,086,725         4,431,055
                                                                                               =============    ==============

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                               $       6,983             7,616
                                                                                               =============    ==============
        Income taxes                                                                           $     224,940           242,820
                                                                                               =============    ==============

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                      Years ended January 31, 1999 and 1998

                                                                                                       Accumulated
                                                                     Additional                               other
                                              Common Stock              paid in         Retained      comprehensive    Treasury
                                         Shares        Amount           capital         earnings               loss       stock
                                         ------        ------           -------         --------               ----       -----
Balance at January 31, 1997           4,883,396        $4,883        $3,586,145       $5,591,591      $(17,615)      $(182,510)


Options exercised                         2,700             3            10,860               --             --              --

Options granted to consultant                --            --            20,000               --             --              --

Treasury stock purchases                     --            --                --               --             --       (443,991)

Change in cumulative
translation adjustment                       --            --                --               --         14,261              --

Net income                                   --            --                --          135,842             --              --
                                       --------         -----         ---------         --------         ------        --------
Balance at January 31, 1998           4,886,096         4,886         3,617,005        6,427,433        (3,354)       (626,501)


Options exercised                         5,050             5            20,170               --             --              --

Options granted to consultant                --            --            97,200               --             --              --

Treasury stock purchases                     --            --                --               --             --     (1,107,087)

Change in cumulative
translation adjustment                       --            --                --               --            253              --

Net income                                   --            --                --        1,239,708             --              --
                                     ----------        ------        ----------       ----------       --------    ------------
Balance at January 31, 1999           4,891,146        $4,891        $3,734,375       $7,667,141       $(3,101)    $(1,733,588)
                                     ==========        ======        ==========       ==========       ========    ============

(RESTUBBED TABLE)
                                                                 Comprehensive
                                                  Total                 income
                                                  -----                 ------


Balance at January 31, 1997                     $8,982,494           $       --


Options exercised                                   10,860                   --

Options granted to consultant                       20,000                   --

Treasury stock purchases                         (443,991)                   --

Change in cumulative
translation adjustment                              14,261               14,261

Net income                                         835,842              835,842
                                                  --------              -------
Balance at January 31, 1998                      9,419,469              850,103
                                                                        =======

Options exercised                                   20,175                   --

Options granted to consultant                       97,200                   --

Treasury stock purchases                       (1,107,087)                   --

Change in cumulative
translation adjustment                                 253                  253

Net income                                       1,239,708            1,239,708
                                                ----------           ----------
Balance at January 31, 1999                     $9,669,718           $1,239,961
                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 1999 and 1998


(1)   Description of Business
      -----------------------

      BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation ("ABC-New York"), Advance Biofactures of Curacao, N.V. and subsidiaries ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"), Germany.

      The Company, through its subsidiaries, is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC (the "product") which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The Company currently derives revenues through a license agreement with a U.S. pharmaceutical company (notes 11 (b) and 12). Sales in fiscal 1999 and 1998 of the product have been principally to that pharmaceutical company in the United States. The license with this United States customer expires in 2003. The non renewal at expiration of the license agreement by the United States customer could have a material adverse impact on the financial condition of the Company unless the Company secures other licensees. The Company also has licensing agreements with a number of foreign companies, some of which are marketing the product and others of which will attempt to market the product or products in development in licensed territories when permitted by local governmental authorities.

(2)   Basis of Presentation and Subsequent Event
      ------------------------------------------

      In January and March of 1999, the Company was issued a List of Inspectional Observations ("483s") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's "good manufacturing practice" at its Lynbrook, New York and Curacao, Netherlands Antilles facilities, respectively. In addition, on May 10, 1999, the Company received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility. The FDA Letter advised the Company that the FDA will institute formal proceedings to revoke the Company's license to manufacture Collagenase Santyl(R) Ointment unless the Company provides satisfactory assurances to the FDA, including submitting to the FDA a detailed, comprehensive plan of corrective action within 30 days, and undertakes significant remedial action to address the observations listed in the 483s and the FDA Letter, and otherwise demonstrates compliance with applicable regulatory requirements. The Company has hired outside consultants, has employed and will continue to employ additional staff for the Quality Control and Quality Assurance departments to assist in developing and executing a corrective action plan, and is taking steps to reorganize the Quality Control and Quality Assurance departments.

      The Company intends to use its best efforts to address the observations cited in the 483s and the FDA Letter to the satisfaction of the FDA. However, there can be no assurance that the Company will be able to address all the cited observations in a manner that is satisfactory to the FDA or that the cost of the required remedial action will not have a material adverse effect on the Company's operations. Failure to adequately address the observations cited in the 483s and the FDA letter will result in the revocation of the Company's license and will cause the Company to terminate operations. In addition, the FDA can take other actions which would not involve termination of the Company's license, but which would nevertheless have a material adverse effect on the Company.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      In order to ensure a supply of Santyl(R) ointment, the Company has entered into an agreement with its major customer, Knoll Pharmaceutical Company ("KPC"), pursuant to which KPC will continue to produce ointment from Collagenase ABC enzyme provided by the Company. In the event that the FDA does not permit the Company to release the ointment prepared by KPC due to the Company's foregoing compliance issues, the Company has agreed to reimburse KPC for the material and direct labor manufacturing costs for ointment lots produced after April 23, 1999 until June 1999, which period may be extended.

      As a result of the observations made by FDA, the Company reserved during the fiscal year ended January 31, 1999, $120,000 for inventory that may need to be reprocessed to comply with FDA requirements. With regard to an agreement with KPC, pursuant to which KPC will continue to produce Santyl(R) ointment from collagenase enzyme provided by the Company after April 23, 1999, in the event the FDA does not permit the Company to release such ointment prepared by KPC, the Company would be liable to reimburse KPC an amount estimated by the Company to be $500,000 for the material and direct labor manufacturing costs of such ointment lots. Such a charge would apply to fiscal year 2000, and would have a material adverse affect on fiscal 2000 results.

      The Company believes it will need to invest between $1.5 million and $2.0 million in new equipment and its installation, at its Lynbrook, New York and Curacao, Netherlands Antilles facilities. This investment is intended to address pertinent observations in the 483s and will also position the Company to insure the efficiency of its production process. The Company estimates it could spend an additional $500,000 for professional fees in connection with the remediation of the FDA observations. With approximately $9 million of working capital, including approximately $7.2 million in cash and marketable securities at January 31, 1999, the Company believes it has adequate financial resources needed to take corrective action.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the incurrence of liabilities in the normal course of business. The uncertainty associated with the ultimate outcome of the FDA matter described above indicates that the Company may not be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability of assets or the incurrence of additional liabilities that may result if the Company's license to manufacture its primary product is revoked.

(3)   Summary of Significant Accounting Policies
      ------------------------------------------

          Principles of Consolidation
          ---------------------------

      The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, ABC-New York and ABC-Curacao, and its wholly-owned subsidiary, Bio Pharma. All significant inter-company transactions and balances have been eliminated in consolidation.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          Marketable Securities
          ---------------------

      Marketable securities include investments in stocks and bonds. The Company classifies its debt and marketable equity securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized holding gains and losses on trading securities are included in investment and other income in the accompanying consolidated statements of income.

          Inventories
          -----------

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

          Long-Lived Assets
          -----------------

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

          Other Assets
          ------------

      Other assets include the costs of patents filed and applied for. These costs are generally amortized on a straight line basis over 4 to 6 years. Patent application costs are expensed when a patent is denied or abandoned.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

          Cash Equivalents
          ----------------

      For purposes of the statement of cash flows, the Company considers all temporary investments and time deposits with original maturities of three months or less to be cash equivalents. There were approximately $1,493,000 of cash equivalents at January 31, 1999.

          Cumulative translation adjustment
          ---------------------------------

      Assets and liabilities of ABC-Curacao and Bio Pharma are translated into the U.S. dollar at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are included in stockholders' equity as accumulated other comprehensive income (loss).

          Royalties and License Fee Income
          --------------------------------

      The Company enters into licensing agreements with pharmaceutical companies regarding the sale of the Company's approved product and potential products. Royalties on the approved product are recognized as income in the year earned.

      License fees for potential products are recognized as income in the year applicable agreements are entered into if related license fees are non-refundable and the Company is not responsible for obtaining government approvals for the sale of such products. License fees attributable to agreements which contain refund provisions or require significant participation by the Company for obtaining government approvals for product sales are deferred until all provisions of the agreements are fulfilled.

          Research and Development
          ------------------------

      The Company conducts various research and development activities for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $2,050,049 and $1,904,808 in 1999 and 1998, respectively.

          Net Income Per Share
          --------------------

      Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options and warrants are included in the diluted EPS calculation using the treasury stock method.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          Stock Based Compensation
          ------------------------

      The Company accounts for stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which gives companies the choice to adopt the fair value method for expense recognition of employee stock options or continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosure of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and stock based awards and has disclosed pro forma net earnings and net earnings per share for the years ended January 31, 1999 and 1998 as if the fair value method had been applied.

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

          Fair value of Financial Instruments
          -----------------------------------

      The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of accounts receivable, prepaid assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of notes payable to related parties approximates the carrying value as the stated interest rate is similar to other rates currently offered by local institutions for similar term loans.

         Comprehensive Income (loss)
         ---------------------------

      In Fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive
          Income", which establishes standards for the reporting and display of comprehensive income and its components. The only component of other comprehensive income (loss) is the cumulative translation adjustment.

          New Reporting Standard
          ----------------------

      In June 1998, the Financial Accounting Standards Board issued SFAS No.
          133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the adoption of this statement will have a material effect on the Company's consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      (4)  Marketable Securities
           ---------------------

      Marketable securities at January 31, 1999 consist of trading securities.
          Fair values are based upon quoted market prices. The gross unrealized holding gain (loss) and fair value of trading securities by major types at January 31, 1999 were as follows:

                                                                                     Gross unrealized
                                                                                   holding gain (loss)              Fair Value
                                                                                   -------------------              ----------
                                       U.S. Government obligations                              $3,312                $211,562
                                       Common and preferred stocks                              31,436               1,751,417
                                       Corporate bonds                                            (29)                 139,972
                                                                                               -------              ----------
                                                                                               $34,719              $2,102,951
                                                                                               =======              ==========

        Maturities of investment securities (excluding common and preferred stock) as of January 31, 1999 were as follows:

                                       Due after one year through five years                         $311,562
                                       Due after five years through fifteen years                      39,972
                                                                                                  -----------
                                                                                                     $351,534
                                                                                                  ===========

(5)   Inventories
      -----------

Inventories at January 31, 1999 consist of:
                                            Raw materials                   $200,207
                                            Work-in-process                  959,079
                                            Finished goods                   329,239
                                                                         -----------
                                                                          $1,488,525
                                                                         ===========

(6)   Property, Plant and Equipment, net
      ----------------------------------

Property, plant and equipment at January 31, 1999 consist of:

                                    Machinery and equipment                                       $2,131,554
                                    Furniture and fixtures                                           294,376
                                    Leasehold improvements                                           523,456
                                    Automobiles                                                       50,084
                                                                                                ------------
                                                                                                   2,999,470
                                    Less accumulated depreciation and amortization                (2,285,754)
                                                                                                ------------
                                                                                                    $713,716
                                                                                                ============

Depreciation and amortization expense amounted to $275,548 and $186,876 in fiscal 1999 and 1998, respectively. The fiscal 1999 amount includes a write down of $87,250 relating to certain idle machinery and equipment.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(7)   Accounts Payable and Accrued Expenses
      -------------------------------------

      Accounts payable and accrued expenses at January 31, 1999 consist of:

                                            Accounts payable and accrued expenses                $   899,133
                                            Accrued legal and other professional fees                106,255
                                            Accrued payroll and related costs                        174,512
                                                                                                ------------
                                                                                                 $ 1,179,900
                                                                                                ============

(8)   Income Taxes

      The provision for income taxes consists of the following:

                                                                                   1999              1998
                                                                                   ----              ----
                                             Current:
                                                Federal                        $218,700          $334,000
                                                State                            76,000            65,000
                                                Foreign                          14,400            53,820
                                                                              ---------          --------
                                                                                309,100           452,820
                                                                              ---------          --------
                                             Deferred:
                                                Federal                       (168,800)          (80,000)
                                                State                           (1,000)           (9,000)
                                                                              ---------          --------
                                                                              (169,800)          (89,000)
                                                                              ---------          --------
                                                                               $139,300          $363,820
                                                                              =========          ========

      The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in fiscal 1999 and 1998 as a result of the effect of the following items:

                                                                                    1999              1998
                                                                                    ----              ----
      Computed tax provision at statutory rate                                  $482,633          $419,549
      Tax effect of foreign sourced income, net of foreign taxes               (188,781)         (168,186)
      State income taxes, net of federal benefit                                  50,820            37,339
      Non-deductible expenses                                                     16,689            17,000
      Minority interest in subsidiaries                                           13,770            12,000
      Orphan drug and other tax credits                                        (312,340)                 -
      Other, net                                                                  76,509            46,118
                                                                                --------          --------
                                                                                $139,300          $363,820
                                                                                ========          ========

      The Company intends to reinvest the undistributed earnings of its foreign subsidiaries and does not currently plan to repatriate such undistributed earnings (approximately $5,477,000 as of January 31, 1999) to the United States.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The benefit for deferred taxes of $169,800 and $89,000 in fiscal 1999 and 1998, respectively resulted principally from the capitalization of certain inventory costs, generation of deferred tax credits, and certain expenses that are currently non-deductible for tax purposes. The Company has not recorded a valuation allowance against these deferred tax assets as the Company believes that it is more likely than not that such amounts will be recovered. The deferred tax asset as of January 31, 1999 is primarily comprised of Orphan Drug and other tax credits and certain expenses that are non-deductible for tax purposes currently.

(9)   Line of Credit
      --------------

      The Company, through its subsidiary, ABC-Curacao, maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 (NAf 200,000) to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 1999). Drawings under the line of credit would be secured by substantially all of the assets of ABC-Curacao, payable on demand, and guaranteed by ABC-New York. There were no borrowings under such line of credit at January 31, 1999.

(10)  Stockholders' Equity
      --------------------

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

      In July 1997, stockholders approved a stock option plan (the "1997 plan") with terms identical to the 1991 and 1993 plans. The 1997 plan authorizes the granting of awards of up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

      The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net earnings in fiscal 1999 would have been reduced to $1,102,513 and consolidated net earnings in fiscal 1998 would have been reduced to $685,714. Earnings per share in fiscal 1999 and 1998 would have been reduced to $.23 per share, and $.14 per share, respectively.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The per share weighted average fair value of stock options issued to employees by the Company during fiscal 1999 and 1998 was $2.56 and $2.82, respectively, on the date of grant. In fiscal 1999 and 1998, the assumptions of no dividends, expected volatility of approximately 60%, and an average expected life of 5 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option pricing model. In addition, the calculations assumed a risk free interest rate of 5.0% in fiscal 1999 and 6.25% fiscal 1998.

      The summary of the stock options activity is as follows:

                                                              Fiscal 1999                               Fiscal 1998
                                              --------------------------------------     -------------------------------------
                                                                           Weighted                                  Weighted
                                                                            Average                                   Average
                                                                           Exercise                                  Exercise
                                                          Shares              Price                 Shares              Price
                                                          ------              -----                 ------              -----
      Outstanding at beginning of year                   422,900              $5.62                207,475              $6.20
      Options granted                                     73,500               4.63                231,850               5.23
      Options exercised                                  (5,050)               4.00                (2,700)               4.21
      Options canceled or expired                      (103,800)               4.99               (13,725)               8.13
                                                       ---------                                  --------
      Outstanding at end of year                         387,550               5.27                422,900               5.62

      Options exercisable at year end                    316,130               5.15                242,900               5.73
      Shares available for future grant                  449,250                  -                418,950                  -

      During fiscal 1999, the Company granted a total of 20,000 options to a member of the scientific advisory board at an exercise price of $5.81 per share. These options vest at the rate of 25% per year. In connection with these options, the Company recorded an expense of $67,200 representing the estimated fair value of the options. During fiscal 1998, the Company granted a total of 100,000 options to a consultant (note 13) at an exercise price of $5.00 per share. These options were exercisable beginning one year from the date of grant and are only exercisable for a three-month period one year from the date of grant. In connection with these options, the Company recorded an expense of approximately $30,000 in fiscal 1999 and $20,000 in fiscal 1998 representing the estimated fair value of the options. These options expired January 10, 1999. During fiscal 1999 and 1998, the Company granted 53,500 and 131,850 options, respectively, to employees of the Company at prices ranging from $4.00 to $5.81.

     Options for 316,130 shares are currently exercisable at prices ranging from $3.00 to $8.00 with a weighted average exercise price of $5.15 and a weighted average remaining contractual life of 7 years. The remaining 71,420 options outstanding have a weighted average exercise price of $5.79 and a remaining weighted average contractual life of 3 years.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          Warrants

      The Company has underwriter's warrants outstanding to purchase up to 120,000 shares of common stock at an exercise price of $3.75 per share, which are exercisable until November 21, 1999.

(11)  Commitments and Contingencies
      -----------------------------

     (a)  Lease Agreements
          ----------------

      The Company's operations are principally conducted in leased premises.
          Future minimum annual rental payments required under noncancellable operating leases are approximated as follows:

                                  Year ending January 31,
                                        1999                          191,000
                                        2000                          191,000
                                        2001                          191,000
                                        2002                          191,000
                                        2003                          191,000

      Rentexpense under all operating leases amounted to approximately $191,000 and $119,000 in fiscal 1999 and 1998, respectively. The S.J. Wegman Company, which is owned by the Company's President and certain relatives, is the 100% shareholder of the Wilbur Street Corporation ("WSC"), which owns and leases a facility to ABC-New York. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company paid $161,000 and $90,000 representing rent and real estate taxes to WSC in fiscal 1999 and 1998, respectively. The Company subleases a portion of the space subject to this lease to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

      ABC-Curacao leases a building in Brievengat, Curacao, Netherlands Antilles from a company wholly-owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977 is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2001. Rent expense amounted to approximately $30,000 in fiscal 1999 and 1998.

     (b)  Royalty and License Agreements
          ------------------------------

      The Company's major royalty and license agreements are for its FDA approved product, Collagenase ABC, and for Nucleolysin(R), a product in development.

      The Company's principal Collagenase ABC agreement is with a United States licensee and was renewed in 1993 on terms similar to the prior agreement. It extends for ten years with automatic renewal for a like period unless the licensee notifies the Company of its intention to terminate 6 months prior to renewal date. The agreement provides that the license is exclusive in the United States and Canada provided there are reasonable annual increases in Collagenase Santyl(R) Ointment sales and best efforts are made to increase sales. The licensee pays the Company for the product and an annual royalty calculated as a percent of net sales of Collagenase Santyl(R) Ointment. The minimum annual royalty is $60,000 per year. Royalties from this licensee were $2,505,851 and $2,435,518 in fiscal 1999 and 1998, respectively.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      In fiscal 1997, the Company entered into an agreement to license Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when marketing approval of Collagenase ABC ointment is granted by the German health authority. Accordingly, included in deferred revenue at January 31, 1999 is $45,000 from this agreement. The deferred revenue is refundable if approval in Germany is not obtained.

      The Company has a distribution agreement with a Swiss company pursuant to which that company will attempt to obtain approval from the appropriate agencies in certain countries, including Italy, to sell Nucleolysin(R). The agreement provides for exclusive rights within the countries. To date, the licensee has paid $130,000, which is included in deferred revenue at January 31, 1999. The advance payments are subject to certain credits and/or refund if approval in Italy is not obtained, depending on the reasons therefor. The agreement with the Swiss company is multi-year, subject to automatic yearly renewals unless either party provides notice of non-renewal.

     There were no license fees earned in fiscal 1999 or 1998.

     (c)  Scientific Advisory Board
          -------------------------

      The Company has an eight member Scientific Advisory Board ("the Board") that provides research and consultation services to the Company. In fiscal 1999 and 1998, the Company has recorded $24,000 and $22,500, respectively, representing payments to Board members under these agreements. The Company has oral agreements with three of the eight members of the Board and a written agreement with one member providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

     (d)  Potential Product Liability
          ---------------------------

      The sale of Collagenase ABC, as well as the development and marketing of any potential products of the Company, expose the Company to potential product liability claims both directly from patients using the product or products in development, as well as from the Company's agreement to indemnify certain distributors of the product for claims made by others. The Company has product liability insurance which covers the use of the licensed product, Collagenase Santyl(R) and clinical experiments of potential products, in the United States. No known claims are pending against the Company at the current time.

     (e)  Employment Agreement
          --------------------

      The Company has an employment agreement with the managing director of its German subsidiary, Bio Pharma. The contract can be terminated by the Company or the managing director upon one year's written notice. The agreement provides for an annual salary, currently $195,000, and a like severance payment if the agreement is terminated by the Company without cause.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12)  Segment Information
      -------------------

     (a)  Major Customer
          --------------

      Approximately 90% and 92% of the Company's revenues were earned from one pharmaceutical manufacturer and distributor in the United States in fiscal 1999 and 1998, respectively.

     (b)  Operations by Geographic Area
          -----------------------------

      The Company is engaged in one segment, specifically research, development, production and distribution of pharmaceutical products. Operations in this business segment are summarized below by geographic area. All unaffiliated revenues from South America are generated by ABC-Curacao and primarily represent export sales made to South America and India ("S.A.").

                                                     North            S.A. and
Year ended January 31, 1999:                       America              Europe             Eliminations           Consolidated
----------------------------                       -------              ------             ------------           ------------
Revenues from
unaffiliated customers                          $6,369,073               $692,691                      -             $7,061,884

Intercompany      revenue     between
geographic regions                                       -              1,073,656            (1,073,656)                      -

Income from operations                           1,222,858                386,425              (624,686)                984,597

Identifiable assets                              6,369,430              5,669,427              (662,314)             11,376,543
Capital expenditures                                78,429                 37,237                      -                115,666
Depreciation and amortization                      151,500                198,093                      -                349,593


                                                     North            S.A. and
Year ended January 31, 1998:                       America              Europe              Eliminations           Consolidated
----------------------------                       -------              ------              ------------           ------------
Revenues from
unaffiliated customers                          $5,387,819               $437,014                      -             $5,824,833

Intercompany      revenue     between
geographic regions                                       -                854,070              (854,070)                      -

Income from operations                             853,577                388,862              (514,150)                728,289

Identifiable assets                              6,850,140              4,938,410              (589,910)             11,198,640
Capital expenditures                               133,677                 73,697                      -                207,374
Depreciation and amortization                      178,557                126,500                      -                305,057

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

(13)  Related Party Transactions
      --------------------------

      Included in due from related party is an unsecured loan to the Company's president in the amount of $75,000. This amount was repaid in March 1999. Included in due from related parties at January 31, 1999 is a promissory note from the Company's president for $56,820, payable to ABC-New York. The note is payable upon demand and bears interest at 9% per annum. Also included is $30,675 representing advances made to Wilbur St. Corporation and a 9% non-amortizing mortgage from Wilbur Street Corporation in the amount of $82,606 (note 11).

      In fiscal 1999, the Company's president repaid the Company a total of $363,339 representing $335,114 of principal borrowings and $28,225 of interest, which is included in investment and other income in the accompanying statements of consolidated income. In fiscal 1998, the Company recorded approximately $68,000 of interest from related party loans, which is included in investment and other income in the accompanying statements of consolidated income.

      ABC-New York has notes payable to a director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $12,510 at January 31, 1999. The notes, which bear interest at 9% per annum, are payable on demand.

      The Company entered into a one-year consulting agreement with Stephen A.
          Vogel (the "consultant") effective October 10, 1997. Mr. Vogel is a son of a member of the Company's Board of Directors. The agreement provided that the consultant provide the Company with such advice, service, consultation, and assistance as the Company would seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provided for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share. The agreement also provided for the consultant to receive fees if certain events occurred as a result of the consultant's actions or recommendations. The Company reimbursed the consultant for out of pocket and other expenses incurred in connection with rendering services. The agreement expired on October 10, 1998. On January 10, 1999, the options expired. During fiscal 1999, the Company recorded general and administrative expenses of $131,580 relating to this agreement, comprised of $101,580 of consulting fees and $30,000 for the estimated fair value of the options granted on October 10, 1997. During fiscal 1998, the Company recorded general and administrative expenses of $56,275 relating to this agreement, comprised of $36,275 in consulting fees and $20,000 for the estimated fair value of the options granted for the fiscal year. Mr. Vogel continues to be retained on a month to month basis and receives a consulting fee of $5,000 per month, and reimbursement of out of pocket expenses.

(14)  Employee Benefit Plan
      ---------------------

ABC-New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 1999 and 1998.

                                  EXHIBIT INDEX



      Exhibit
      -------

Exhibit 23.1            Consent of KPMG LLP

Exhibit 27.1            Financial Data Schedule