Form 10QSB
period 1999-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 1999-06-22
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1999

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

Yes  X       No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,546,766 shares of Common
                                                     --------------------------
Stock, $0.001 par value as of June 1, 1999
------------------------------------------


    Transitional Small Business Disclosure Format (check one):  Yes ____ No  x

                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                        ----

PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3


Consolidated Financial Statements:


         Balance Sheets as of April 30, 1999 (unaudited) and January 31, 1999                            3


         Statements  of  Operations  for the Three  Months Ended April 30, 1999 and 1998
         (unaudited)                                                                                     4


         Statements  of Cash Flows for the Three  Months  Ended  April 30, 1999 and 1998
         (unaudited)                                                                                     5


         Notes to Consolidated Interim Financial Statements (unaudited)                                  6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                            7


PART II - OTHER INFORMATION                                                                             11


SIGNATURES                                                                                              12

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                         April 30,              January 31,
ASSETS                                                                                        1999                     1999
                                                                                      --------------            ------------
Cash and cash equivalents                                                               $3,877,007               $5,086,725
Marketable securities                                                                    2,767,559                2,102,951
Accounts receivable                                                                      1,158,361                1,202,003
Inventory                                                                                1,558,757                1,488,525
Deferred tax assets - net                                                                  455,351                  348,206
Prepaid expenses & other current assets                                                    103,429                  135,623
Due from related party                                                                     190,425                   75,000
                                                                                      --------------            ------------
   Total current assets                                                                 10,110,889               10,439,033

Property,  plant, and equipment - net                                                      665,841                  713,716
Due from related parties                                                                   170,101                  170,101
Other assets                                                                                28,811                   53,693
                                                                                      --------------            ------------

TOTAL ASSETS                                                                           $10,975,642              $11,376,543
                                                                                      ==============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                   $1,123,662               $1,179,900
Notes payable to related parties                                                            12,635                   12,510
Income taxes payable                                                                             -                   78,566
Deferred revenue                                                                           175,000                  175,000
                                                                                      --------------            ------------
     Total current liabilities                                                           1,311,297                1,445,976

Minority interest in subsidiaries                                                          258,749                  260,849

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                                            -                        -
Common stock, $.001 par value; 10,000,000 shares authorized;
4,891,146 shares issued at April 30, 1999 and January 31, 1999                               4,891                    4,891
Additional paid-in capital                                                               3,734,375                3,734,375
Retained earnings                                                                        7,530,049                7,667,141
Accumulated other comprehensive loss                                                        (3,448)                  (3,101)
                                                                                      --------------            ------------
                                                                                        11,265,867               11,403,306
Less: Treasury stock - 344,380 and 310,780 shares, at cost                              (1,860,271)              (1,733,588)
                                                                                      --------------            ------------
    Stockholders' equity - net                                                           9,405,596                9,669,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $10,975,642              $11,376,543
                                                                                      =============             ============

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Operations

                                                                                                             Unaudited
                                                                                                         Three Months Ended
                                                                                                             April 30,

                                                                                              1999                     1998
                                                                                          -------------           -------------
Revenues:
   Net sales                                                                                 $682,728              $1,223,543
   Royalties                                                                                  596,747                 484,115
                                                                                          -------------           -------------
                                                                                            1,279,475               1,707,658
                                                                                          -------------           -------------

Costs and Expenses:
   Cost of sales                                                                              407,871                 546,757
   Selling, general and administrative                                                        647,204                 429,835
   Research and development                                                                   505,701                 421,818
                                                                                          -------------           -------------
                                                                                            1,560,776               1,398,410
                                                                                          -------------           -------------

Income (loss) from operations                                                                (281,301)                309,248

Other income (expense):
   Investment and other income                                                                 42,691                  61,018
   Interest expense                                                                            (1,090)                 (1,643)
                                                                                          -------------           -------------
                                                                                               41,601                  59,375

Income (loss) before taxes and minority interest                                             (239,700)                368,623
Income tax expense (benefit)                                                                 (100,510)                136,100
                                                                                          -------------           -------------
Income (loss) before minority interest                                                       (139,190)                232,523
 Minority interest in net income (loss) of subsidiaries                                        (2,100)                  3,900
                                                                                          -------------           -------------
Net income (loss)                                                                           ($137,090)               $228,623
                                                                                          =============           =============


Basic net income (loss) per common share                                                       ($0.03)                  $0.05
                                                                                          =============           =============

Weighted-average common shares outstanding                                                  4,566,933               4,785,263
                                                                                          =============           =============

Diluted net income (loss) per common share                                                     ($0.03)                  $0.05
                                                                                          =============           =============

Weighted-average common and dilutive
potential common shares outstanding                                                         4,566,933               4,921,768
                                                                                          =============           =============


See accompanying notes to consolidated
financial statements

BioSpecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                        (unaudited)
                                                                                                     Three months ended
                                                                                                         April 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1999                     1998
                                                                                          -------------           -------------
 Net income (loss)                                                                          ($137,090)               $228,623
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization                                                              47,875                  47,075
    Loss on marketable securities - net                                                        26,104                  21,523
    Minority interest in income (loss) of subsidiaries                                         (2,100)                  3,900
    Options issued to third parties                                                                 -                  15,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                                        43,642                  62,573
    Marketable securities, net                                                               (690,712)                310,490
    Inventory                                                                                 (70,232)                 76,829
    Prepaid and other current assets                                                           32,193                (173,233)
    Deferred tax assets                                                                      (107,145)                      -
    Due from related party                                                                   (115,425)                      -
    Other assets                                                                               24,882                  18,332
    Accounts payable & accruals                                                               (56,238)               (348,410)
    Notes payable to related parties                                                              125                     125
    Income taxes payable                                                                      (78,566)                 31,729
    Accumulated other comprehensive loss                                                         (349)                     68
                                                                                          -------------           -------------
      Net cash provided by (used in) operating activities                                  (1,083,036)                294,624
                                                                                          -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                                                    -                 (18,067)
                                                                                          -------------           -------------
      Net cash used in investing activities                                                         -                 (18,067)
                                                                                          -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock purchases                                                                     (126,682)                (60,161)
Proceeds from exercise of stock options                                                         -                      20,175
                                                                                          -------------           -------------
      Net cash used in financing activities                                                  (126,682)                (39,986)
                                                                                          -------------           -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,209,718)                236,571

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                                                       5,086,725               4,431,055
                                                                                          -------------           -------------
  End of Period                                                                            $3,877,007              $4,667,626
                                                                                          =============           =============

Supplemental disclosure of cash flow information:
  Cash paid during period for interest                                                             $0                  $1,743
                                                                                          =============           =============
  Cash paid during period for income taxes                                                    $97,327                $104,371
                                                                                          =============           =============

See accompanying note to consolidated
financial statements

                         BIOSPECIFICS TECHNOLOGIES CORP.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (UNAUDITED)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

BioSpecifics Technologies Corp.(the "Company") serves as a holding company for Advance Biofactures Corporation ("ABC-New York"), Advance Biofactures of Curacao, N.V.and subsidiaries ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"), Germany.

The Company, through its subsidiaries, is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC (the "product") which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The product is used principally as a topical debridement treatment for dermal ulcers. The Company currently derives all or substantially all revenues through a license agreement with a U.S. pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Sales of the product have been principally to KPC during the three months ended April 30, 1999 and 1998. The license with KPC expires in 2003. The non renewal of the license agreement by KPC could have a material adverse impact on the financial condition of the Company unless the Company secures other licensees. In the event that KPC were to cancel the license agreement for cause, the financial condition of the Company would be materially adversely affected unless the Company were to find a similar licensee in the United States. The Company has licensing agreements with a number of foreign companies, some of which are marketing the product and others of which will attempt to market the product or products in development in licensed territories when permitted by local governmental authorities. See "Liquidity, Capital Resources, and Changes in Financial Condition" with respect to issues raised by the FDA.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 1999, the statements of income for the three months ended April 30, 1999 and 1998, and statements of cash flows for the three months ended April 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1999.

3.  Net Income (loss) per Share
    ---------------------------

Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Dilutive common stock options and warrants, representing 136,505 shares of common stock, are included in the diluted EPS calculation using the treasury stock method for the three months ended April 30, 1998. As a result of the net loss for the three months ended April 30, 1999, common stock options and warrants have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

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

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1999.

Three months ended April 30, 1999 and 1998
------------------------------------------

Net Sales - Net sales of Collagenase ABC for the three months ended April 30, 1999 and 1998 were $682,728 and $1,223,543, respectively, a decrease of $540,815 or 44%. Sales of Collagenase ABC to KPC and foreign licensees were lower during the three months ended April 30, 1999 versus 1998 due to the timing of licensees' orders.

Royalties - Royalties for the three months ended April 30, 1999 and 1998 were $596,747 and $484,115, respectively, an increase of $112,632 or 23%. The increase was due to higher after-market sales of Collagenase ointment (Collagenase Santyl(R)) in the United States by KPC during the 2000 first fiscal quarter, as reported to the Company by KPC.

Cost of Sales - Cost of sales for the three months ended April 30, 1999 and 1998 were $407,871 and $546,757 respectively, a decrease of $138,886 or 25%, due to lower net sales. The Company's cost of sales margin was higher during the three months ended April 30, 1999 versus 1998 as a result of the allocation of fixed production costs to the lower sales volume.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 1999 and 1998 were $647,204 and $429,835, respectively, an increase of $217,369 or 51%. During the quarter ended April 30, 1999, the Company engaged consultants to assist in responding to inspectional observations ("483's") from FDA inspectors, the cost of which are included in SG&A. In addition, production lab personnel were highly involved in the response effort as well, resulting in a significant level of production inactivity. Those costs, approximating $120,000 usually allocated to production are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its lab personnel, in responding to the 483s, into the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expense for the three months ended April 30, 1999 and 1998 were $505,701 and $421,818 respectively, representing an increase of $83,883 or 20%. The Company is sponsoring U.S. clinical trials of its injectable collagenase for two disease conditions. The Company is focusing its R&D on these potential indications. The Company expects its current year (fiscal 2000) R&D expense to exceed that of last year.

Other income, net - Other income, net for the three months ended April 30, 1999 and 1998 was $41,601 and $59,375 respectively. The decrease of $17,774 or 30% was primarily attributable to fluctuations in interest rates which affect the fair value of the Company's trading securities.

Income tax expense (benefit) - The income tax expense (benefit) for the three months ended April 30, 1999 and 1998 was $(100,510) and $136,100, respectively. The Company recorded a tax benefit for the three months ended April 30, 1999 partially as a result of its pretax loss. In addition, the Company generated additional orphan drug credits as a result of continued research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and new license fees. At April 30, 1999, the Company had working capital of approximately $8.7 million which includes cash and cash equivalents, and marketable securities of approximately $6.6 million. Net cash used in operating activities during the quarter ended April 30, 1999 was approximately $1.1 million, primarily for purchases of trading marketable securities.

In January and March of 1999, the Company was issued a List of Inspectional Observations ("483s") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's "good manufacturing practice" at its Lynbrook, New York and Curacao, Netherlands Antilles facilities, respectively. In addition, on May 10, 1999, the Company received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility. The FDA Letter advised the Company that the FDA will institute formal proceedings to revoke the Company's license to manufacture Collagenase Santyl(R) Ointment unless the Company provides satisfactory assurances to the FDA, including submitting to the FDA a detailed, comprehensive plan of corrective action within 30 days, and undertakes significant remedial action to address the observations listed in the 483s and the FDA Letter, and otherwise demonstrates compliance with applicable regulatory requirements. As discussed with the FDA, the Company provided the FDA with its plan of corrective action on June 17, 1999. The Company has a July 1, 1999 meeting scheduled with the FDA to discuss the plan of corrective action. The Company has hired outside consultants, has employed additional staff for the Quality Control department, and will continue to seek to employ additional staff for the Quality Control and Quality Assurance departments to assist in further developing and executing the plan of corrective action, and is taking steps to reorganize the Quality Control and Quality Assurance departments.

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

The Company plans to invest between $1.5 million and $2.0 million in new equipment at its Lynbrook, New York, and Curacao, Netherlands Antilles facilities. This investment is intended to address pertinent observations in the 483s and the FDA Letter and position the Company to ensure the efficiency of its production process. The Company estimates it could spend between $500,000 to $800,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations.

In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurance, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis. However, if the Company is unable to address and remedy the observations listed in the 483s and the FDA Letter, it will be required to suspend or terminate operations. Due to the uncertainty of the outcome of the FDA issue, the Company's independent auditors, KPMG LLP, have noted in their report on the Company's consolidated financial statements as of and for the year ended January 31, 1999 that the FDA Letter raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company believes that all of its mission-critical computer programs and hardware are currently Year 2000 compliant. The Company has also assessed the risk relating to manufacturing equipment which may be impacted by the Year 2000 issue. The Company believes that its manufacturing equipment will not be affected by the Year 2000 issue because its manufacturing equipment's embedded chips and software programs, if any, are not date critical. In addition to the assessment of the IT systems and non-IT systems, the Company has identified relationships with third parties, including customers, vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company has one significant customer, which represents approximately 90% of its fiscal 1999 revenues. The Company is in the process of determining the extent to which these third parties are addressing their Year 2000 compliance issues. Based on its assessment to date of the Year 2000 readiness of its key customers, suppliers, including vendors, service providers and other third parties on which it relies for business operations, the Company believes that these third parties are taking action related to the Year 2000. However, the Company has limited ability to test and control such third parties' Year 2000 readiness, and it cannot provide assurance that failure of such third parties to address the Year 2000 issue will not cause an interruption of the Company's business. The Company will continue to monitor the progress of these third parties in resolving Year 2000 issues. The cost of ensuring Year 2000 compliance is not expected to be material. The Company believes that under a worst-case scenario, it could continue its normal business activities on a manual basis, however, the Company believes its internal computer systems will be Year 2000 compliant. With respect to potential Year 2000 failures of its vendors and suppliers, the Company plans to mitigate this risk by purchasing and storing critical raw materials used in the production process in advance, which the Company believes will enable it to continue normal operations for several months.

There can be no assurance that the Company will fully achieve Year 2000 compliance in a timely manner, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

New Reporting Standard
----------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on the Company's consolidated financial statements. This statement will not be adopted until February 1, 2001, the start of fiscal year 2002.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources, and Change in Financial Condition."

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BioSpecifics Technologies Corp.
                                                      (Registrant)



Date:    June 21, 1999
         -------------



By:/s/ Edwin H. Wegman
   -------------------
         Edwin H. Wegman
         Chairman, President, and
         Chief Executive Officer




Date:    June 21, 1999
         -------------



By: /s/ Albert Horcher
    ------------------
         Albert Horcher
         Secretary, Treasurer and Principal Financial
         and Chief Accounting Officer