Form 10-Q
period 1999-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1999-09-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1999

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

Yes  [x]    No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of September 1, 1999.

Transitional Small Business Disclosure Format (check one):   Yes [_]  No [x]

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                3

Item 1. Financial Statements                                                  3

Consolidated Financial Statements:

     Balance Sheets as of July 31, 1999 (unaudited)
        and January 31, 1999                                                  3

     Statements of Cash Flows for the Three and Six Months
       Ended July 31, 1999 and 1998 (unaudited)                               4

     Statements of Cash Flows for the Six Months Ended
       July 31, 1999 and 1998 (unaudited)                                     5

     Notes to Consolidated  Interim Financial Statements
       (unaudited)                                                            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             7

Part II - Other Information                                                  13

SIGNATURES                                                                   14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                        July 31,       January 31,
ASSETS                                                                    1999             1999
                                                                     ------------      ------------
Cash and cash equivalents                                            $  5,639,470      $  5,086,725
Marketable securities                                                     861,625         2,102,951
Accounts receivable                                                     1,107,517         1,202,003
Inventory                                                               1,511,384         1,488,525
Deferred tax assets - net                                                 605,351           348,206
Prepaid expenses & other current assets                                   261,030           135,623
Due from related party                                                    367,189            75,000
                                                                     ------------      ------------
   TOTAL CURRENT ASSETS                                                10,353,566        10,439,033

Property, plant, and equipment - net                                      786,374           713,716
Due from related parties                                                  170,101           170,101
Other assets                                                               28,811            53,693
                                                                     ------------      ------------

TOTAL ASSETS                                                         $ 11,338,852      $ 11,376,543
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $  1,458,130      $  1,179,900
Notes payable to related parties                                           12,760            12,510
Income taxes payable                                                         --              78,566
Deferred revenue                                                          175,000           175,000
                                                                     ------------      ------------
     TOTAL CURRENT LIABILITIES                                          1,645,890         1,445,976

Minority interest in subsidiaries                                         265,123           260,849

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                        --                --
Common stock, $.001 par value; 10,000,000 shares authorized;
   4,891,146 shares issued at July 31, 1999 and January 31, 1999            4,891             4,891
Additional paid-in capital                                              3,734,375         3,734,375
Retained earnings                                                       7,603,550         7,667,141
Accumulated other comprehensive loss                                       (3,740)           (3,101)
                                                                     ------------      ------------
                                                                       11,339,076        11,403,306
Less: Treasury stock - 361,380 and 310,780 shares, at
   July 31, 1999 and January 31, 1999, respectively, at cost           (1,911,237)       (1,733,588)
                                                                     ------------      ------------
    STOCKHOLDERS' EQUITY - NET                                          9,427,839         9,669,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 11,338,852      $ 11,376,543
                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                     (Unaudited)                         (Unaudited)
                                                                 Three months ended                    Six months ended
                                                                      July 31,                             July 31,
                                                               1999              1998              1999               1998
                                                            -----------       -----------       -----------       -----------
Revenues:
   Net sales                                                $ 1,061,052       $ 1,064,785       $ 1,743,780       $ 2,288,328
   Royalties                                                    674,777           960,349         1,271,524         1,444,464
                                                            -----------       -----------       -----------       -----------
                                                              1,735,829         2,025,134         3,015,304         3,732,792
                                                            -----------       -----------       -----------       -----------

Costs and Expenses:
   Cost of sales                                                605,345           553,222         1,013,216         1,099,979
   Selling, general and administrative                          820,477           478,833         1,467,681           908,668
   Research and development                                     467,029           569,823           972,730           991,641
                                                            -----------       -----------       -----------       -----------
                                                              1,892,851         1,601,878         3,453,627         3,000,288
                                                            -----------       -----------       -----------       -----------

Income (loss) from operations                                  (157,022)          423,256          (438,323)          732,504

Other income (expense)
  Investment and other income                                    88,158            70,658           130,849           131,676
  Interest expense                                               (1,260)           (1,741)           (2,350)           (3,384)
                                                            -----------       -----------       -----------       -----------
                                                                 86,898            68,917           128,499           128,292
                                                            -----------       -----------       -----------       -----------

Income (loss) before taxes and minority interest                (70,124)          492,173          (309,824)          860,796
Income tax expense (benefit)                                   (150,000)          125,680          (250,510)          261,780
                                                            -----------       -----------       -----------       -----------
Income (loss) before minority interest                           79,876           366,493           (59,314)          599,016
Minority interest in net income (loss) of subsidiaries            6,375            17,260             4,275            21,160
                                                            -----------       -----------       -----------       -----------
Net income (loss)                                           $    73,501       $   349,233       ($   63,589)      $   577,856
                                                            ===========       ===========       ===========       ===========


Basic net income (loss) per common share                    $      0.02       $      0.07       ($     0.01)      $      0.12
                                                            ===========       ===========       ===========       ===========


Weighted-average common shares outstanding                    4,538,266         4,779,170         4,550,916         4,782,220
                                                            ===========       ===========       ===========       ===========


Diluted net income (loss) per common share                  $      0.02       $      0.07       ($     0.01)      $      0.12
                                                            ===========       ===========       ===========       ===========

Weighted-average common and dilutive
potential common shares outstanding                           4,538,416         4,885,030         4,550,916         4,903,400
                                                            ===========       ===========       ===========       ===========



See accompanying notes to consolidated financial statements


BioSpecifics Technologies Corp. and Subsidiaries                         (unaudited)
Consolidated Statements of Cash Flows                                  Six months ended
                                                                           July 31,
                                                                   1999               1998
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             ($   63,589)      $   577,856
  Adjustments to reconcile net income (loss)
  to net cash provided by/(used in) operating activities:
    Depreciation                                                     95,750            94,152
    (Gain) loss on marketable securities - net                       12,559            18,554
    Minority interest in income of subsidiaries                       4,275            21,160
     Costs associated with issuance of common stock grants             --              36,000
  Changes in operating assets & liabilities:
    Accounts receivable                                              94,486          (219,938)
    Marketable securities - net                                   1,228,767         1,283,165
    Inventory                                                       (22,859)          141,118
    Due from related party                                         (292,189)             --
    Prepaid and other current assets                               (125,408)         (135,080)
    Deferred tax assets                                            (257,145)             --
    Other assets                                                     24,882            48,943
    Accounts payable & accruals                                     278,230           (57,865)
    Income taxes payable                                            (78,566)           68,024
    Due to related parties                                              250               250
    Cumulative translation adjustment                                  (641)              553
                                                                -----------       -----------
      Net cash provided by operating activities                     898,802         1,876,892
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                   (168,408)          (46,127)
                                                                -----------       -----------
      Net cash used in investing activities                        (168,408)          (46,127)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchases                                         (177,649)         (197,696)
  Proceeds from stock option exercises                                 --              20,175
                                                                -----------       -----------
      Net cash used by financing activities                        (177,649)         (177,521)
                                                                -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    552,745         1,653,244

  CASH AND EQUIVALENTS:
  Beginning of Period                                             5,086,725         4,431,055
                                                                -----------       -----------
  End of Period                                                 $ 5,639,470       $ 6,084,299
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                          $     2,351       $     6,057
                                                                ===========       ===========
  Cash paid during period for income taxes                      $    32,327       $   174,371
                                                                ===========       ===========

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)

1. Description of Business and Basis of Presentation
   -------------------------------------------------

BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation ("ABC-New York"), Advance Biofactures of Curacao, N.V. and subsidiaries ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"), Germany.

The Company, through its subsidiaries, is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC (the "product") which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The product is used principally as a topical debridement treatment for dermal ulcers. The Company currently derives all or substantially all revenues through a license agreement with a U.S. pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Sales of the product have been principally to KPC during the six months ended July 31, 1999. The license with KPC expires in 2003. The non renewal of the license agreement by KPC could have a material adverse impact on the financial condition of the Company unless the Company secures other licensees. In the event that KPC were to cancel the license agreement for cause, the financial condition of the Company would be materially adversely affected unless the Company were to find a similar licensee in the United States. The Company has licensing agreements with a number of foreign companies, some of which are marketing the product and others of which will attempt to market the product or products in development in licensed territories when permitted by local governmental authorities. See "Liquidity, Capital Resources, and Changes in Financial Condition" with respect to issues raised by the FDA.

2. Interim Financial Statements
   ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 1999, the statements of operations for the three and six months ended July 31, 1999 and 1998, and statements of cash flows for the six months ended July 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1999.

3. Net income (loss) per share
   ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options and warrants are included in the diluted EPS calculation using the treasury stock method for the three months ended July 31, 1999 and the three and six months ended July 31, 1998. As a result of the net loss for the six months ended July 31, 1999, common stock options and warrants have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Information provided by the Company or statements contained in this report or made by its employees, if not historical, is forward-looking information which involves uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, timely development, approval by FDA and foreign health authorities, and market acceptance of the Company's products in development, the Company's dependence on KPC, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1999.

                    Three months ended July 31, 1999 and 1998
                    -----------------------------------------

Net sales - Net sales for the three months ended July 31, 1999 and 1998 were $1,061,052 and $1,064,785, respectively, representing a $3,733 or less than 1% decrease. Sales of Collagenase ABC to KPC in the United States were up slightly, offset by a slight decrease in sales to pharmaceutical companies in countries outside the United States.

Royalties - Royalties for the three months ended July 31, 1999 and 1998 were $674,777 and $960,349, respectively, representing a $285,572, or 30% decrease. As reported to the Company by KPC, during the three months ended July 31, 1998, KPC sold a record amount of Collagenase Santyl(R), on which the royalty is earned. Those record sales reflected inventory accumulation on the part of KPC's customers, and diminished Collagenase Santyl(R) sales and royalty earned during the subsequent three months ended October 31, 1998. While there can be no assurance, the Company believes that sales of Collagenase Santyl(R) Ointment for the year ended January 31, 2000 will be greater than those achieved in the year ended January 31, 1999.

Cost of sales - Cost of sales for the three months ended July 31, 1999 and 1998 were $605,345 and $553,222, respectively, representing an increase of $52,123, or 9%, due to an increase in production supervision staffing.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 1999 and 1998 were $820,477 and $478,833, respectively, representing an increase of $341,644 or 71%. During the quarter ended July 31, 1999, the Company continued to engage consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which are included in SG&A. In addition, production lab personnel were highly involved in the response effort as well, resulting in a some level of production inactivity. Those costs usually allocated to production are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its lab personnel, in responding to the 483s, into the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended July 31, 1999 and 1998 were $467,029 and $569,823, respectively, representing a decrease of $102,794, or 18%. During the quarter ended July 31, 1998 higher clinical trial costs were incurred for clinical trials in the U.S. for Dupuytren's disease and Peyronie's disease. Also during the quarter ended July 31, 1998, costs were incurred to support applications for marketing approval in various countries in the European Union. The Company expects future R&D expenses to equal or slightly exceed the level incurred in the current quarter, as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income - net - Other income - net for the three months ended July 31, 1999 and 1998 was $86,898 and $68,917, respectively. The increase of $17,981 was due primarily to increasing values of equity securities held as trading security investments in the current year period versus the previous period.

Income tax expense (benefit) - The income tax expense (benefit) for the three months ended July 31, 1999 and 1998 was $(150,000) and $125,680, respectively, a decrease of $275,680. The Company recorded a tax benefit for the three months ended July 31, 1999 as a result of the generation of orphan drug tax credits from continued research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.

                     Six months ended July 31, 1999 and 1998
                     ---------------------------------------

Net sales - Net sales for the six months ended July 31, 1999 and 1998 were $1,743,780 and $2,288,328, respectively, representing a $544,548, or 24%
decrease. The decrease in net sales was due to a decline in sales of Collagenase ABC to both KPC in the United States, and to pharmaceutical companies in countries outside the United States. The decline in sales to KPC is due to the timing of its purchases from the Company. While there can be no assurance, the Company expects sales of Collagenase ABC to KPC and its foreign customers in fiscal year ended January 31, 2000 to approximate levels achieved in the fiscal year ended January 31, 1999.

Royalties - Royalties for the six months ended July 31, 1999 and 1998 were $1,271,524 and $1,444,464, respectively, representing a $172,940, or 12%
decrease. As explained above, during the three months ended July 31, 1998, KPC sold a record amount of Collagenase Santyl(R), on which the royalty is earned. Those record sales reflected inventory accumulation on the part of KPC's customers, and diminished Collagenase Santyl(R) sales and royalty earned during the subsequent three months ended October 31, 1998. While there can be no assurance, the Company believes that sales of Collagenase Santyl(R) Ointment for the year ended January 31, 2000 will be greater than those achieved in the year ended January 31, 1999.

Cost of sales - Cost of sales for the six months ended July 31, 1999 and 1998 were $1,013,216 and $1,099,979, respectively, representing a decrease of $86,763 or 8% due to lower net sales. The decrease was not commensurate with the lower net sales due to higher production costs, particularly supervisory personnel staffing costs.

Selling, general and administrative - SG&A expenses for the six months ended July 31, 1999 and 1998 were $1,467,681 and $908,668, respectively, representing a $559,013, or 62% increase. As explained above, during the period ended July 31, 1999, the Company engaged consultants to assist in responding to 483's, the cost of which are included in SG&A. In addition, production lab personnel were highly involved in the response effort as well, resulting in a some level of production inactivity. Those costs usually allocated to production are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its lab personnel, in responding to the 483s, into the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - R&D expenses for the six months ended July 31, 1999 and 1998 were $972,730 and $991,641, respectively, representing a decrease of $18,911 or 2%. During both the six month periods ended July 31, 1999 and 1998, clinical trial costs were incurred as trials for Dupuytren's disease and Peyronie's disease advanced in the U.S. Also during the quarter ended July 31, 1998, costs were incurred to support applications for marketing approval in various countries in the European Union. The Company expects future R&D expenses to equal or slightly exceed the level incurred in the current period, as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income - net - Other income - net for the six months ended July 31, 1999 and 1998 was $128,499 and $128,292, respectively. During the current period, higher income from increasing values of equity securities was offset by lower income from fixed income securities held as trading security investments as the Company's overall level of investments in securities was reduced in the six month period ended July 31, 1999.

Income tax expense (benefit) - The income tax expense (benefit) for the six months ended July 31, 1999 and 1998 was $(250,510) and $261,780, respectively, a decrease of $512,290. As explained above, the Company recorded a tax benefit for the six months ended July 31, 1999 partially as a result of its pretax loss. In addition, the Company generated orphan drug tax credits as a result of continued research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.


         LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
         ---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, including sales, royalties and new license fees. As of July 31, 1999, the Company had working capital of approximately $8,708,000 which included cash and cash equivalents and marketable securities of approximately $6,500,000. The principal source of cash during the six months ended July 31, 1999 was approximately $899,000 from operating activities. The principal uses of cash during the period were expenditures for plant, property and equipment of approximately $168,000 and repurchases of Company stock of approximately $178,000. At July 31, 1999 the Company had commitments for capital expenditures of approximately $500,000. The Company plans to invest a total of between $1.5 million and $2.0 million in new equipment at its Lynbrook, New York, and Curacao, Netherlands Antilles facilities.

In January and March of 1999, the Company was issued a List of Inspectional Observations on FDA Form 483 from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's "good manufacturing practice" at its Lynbrook, New York and Curacao, Netherlands Antilles facilities. In addition, on May 10, 1999, the Company received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility.

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

The Company has provided the FDA with its plan of corrective action and met twice with the FDA to discuss the plan of corrective action. The Company has hired outside consultants, has employed additional staff for the Quality Control department, and will continue to seek to employ additional staff for the Quality Control and Quality Assurance departments to assist in further developing and executing the plan of corrective action, and is taking steps to reorganize the Quality Control and Quality Assurance departments.

With regard to an agreement with KPC, pursuant to which KPC will continue to produce Santyl(R) Ointment from collagenase enzyme provided by the Company after April 23, 1999, in the event the FDA does not permit the Company to release into the marketplace such ointment prepared by KPC, the Company would be liable to reimburse KPC an amount estimated by the Company to be approximately $500,000 for the material and direct labor manufacturing costs of such ointment lots. Such a charge would apply to the current fiscal year, and would have a material adverse effect on the fiscal year's results. To date, the FDA has permitted the Company to release into the marketplace Santyl(R) Ointment from collagenase enzyme provided by the Company after April 23, 1999, and therefore no charge has been taken with regard to this agreement.

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

In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurance, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis. However, if the Company is unable to address and remedy the observations listed in the 483s and the FDA Letter, it will be required to suspend or terminate operations. Due to the uncertainty of the outcome of the FDA issue, the Company's former independent auditors, KPMG LLP, have noted in their report on the Company's consolidated financial statements as of and for the year ended January 31, 1999 that the FDA Letter raises substantial doubt about the Company's ability to continue as a going concern. See Part II Other Information
- Item 6 - Exhibits and Reports on Form 8-K.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity, Capital Resources, and Change in Financial Condition."

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a.) The annual meeting of stockholders was held August 4, 1999. The purpose of the meeting was to elect two directors of the Company.

(b.) The directors elected at the stockholders' meeting were Edwin H. Wegman and Rainer Friedel, MD., whose terms expire in 2002. The other directors whose terms of office as director continued after the meeting are Thomas L. Wegman and Paul
A. Gitman, MD., whose terms of office expire in 2000, and Henry Morgan and Louis Lasagna, MD., whose terms of office expire in 2001.

Item 6.  Exhibits and Reports on Form 8-K

On September 2, 1999, the Company filed Form 8-K for purposes of disclosing the dismissal of KPMG LLP as its independent accountants, and the appointment of Grant Thornton LLP as its new independent accountants.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BioSpecifics Technologies Corp.
                                                     (Registrant)


Date: September 15, 1999
      ------------------


By: /s/ Edwin H. Wegman
    ------------------------------
        Edwin H. Wegman
        Chairman and President

Date: September 15, 1999
      ------------------


By: /s/ Albert Horcher
    ------------------------------
        Albert Horcher
        Treasurer, Principal Financial and
        Chief Accounting Officer