Form 10QSB
period 1999-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 1999-12-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB

         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: October 31, 1999
                                         ----------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE EXCHANGE ACT


         Commission File number: 0-19879


                         BioSpecifics Technologies Corp.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

                        Delaware                          11-3054851
                        --------                          -----------
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

Yes  [x]    No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of December 1, 1999.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]    No  [x]


                                                     INDEX
                                                     -----

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3


Consolidated Financial Statements:


         Balance Sheets as of October 31, 1999 (unaudited) and January 31, 1999                          3


         Statements  of Income for the Three and Nine  Months  Ended  October  31,  1999 and 1998
         (unaudited)                                                                                     4


         Statements of Cash Flows for the Nine Months Ended October 31, 1999 and 1998 (unaudited)
                                                                                                         5


         Notes to Consolidated Interim Financial Statements (unaudited)                                  6


         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                       7

Part II - Other Information                                                                             12

Signatures                                                                                              13




                                                       PART I. FINANCIAL INFORMATION
                                                        Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets
                                                                                         (Unaudited)
                                                                                            Oct 31,              January 31,
ASSETS                                                                                         1999                     1999
                                                                                 -------------------     --------------------
Cash and cash equivalents                                                                $3,839,377               $5,086,725
Marketable securities                                                                     1,090,163                2,102,951
Accounts receivable                                                                       2,172,894                1,202,003
Inventory                                                                                 1,642,879                1,488,525
Deferred tax assets - net                                                                   605,351                  348,206
Prepaid expenses and other current assets                                                    91,847                  135,623
Due from related party                                                                      579,206                   75,000
                                                                                 -------------------     --------------------
    Total current assets                                                                 10,021,717               10,439,033

Property, plant, and equipment - net                                                      1,159,871                  713,716
Due from related parties                                                                    173,600                  170,101
Other assets                                                                                 28,230                   53,693
                                                                                 -------------------     --------------------

TOTAL ASSETS                                                                            $11,383,418              $11,376,543
                                                                                 ===================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                                    $1,419,842               $1,179,900
Notes payable to related parties                                                             12,885                   12,510
Income taxes payable                                                                          1,820                   78,566
Deferred revenue                                                                            175,000                  175,000
                                                                                 -------------------     --------------------
     Total current liabilities                                                            1,609,547                1,445,976

Minority interest in subsidiaries                                                           270,123                  260,849

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                                            --                       --
Common stock, $.001 par value; 10,000,000 shares authorized;
  4,891,146 shares issued at October 31, 1999 and January 31, 1999                            4,891                    4,891
Additional paid-in capital                                                                3,734,375                3,734,375
Retained earnings                                                                         7,680,104                7,667,141
Accumulated other comprehensive loss                                                         (4,385)                  (3,101)
                                                                                 -------------------     --------------------
                                                                                         11,414,985               11,403,306
Less: Treasury stock - 361,380 and 310,780 shares, at
   October 31, 1999 and January 31, 1999, respectively, at cost                          (1,911,237)              (1,733,588)
                                                                                 -------------------     --------------------
    Stockholders' equity - net                                                            9,503,748                9,669,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $11,383,418              $11,376,543
                                                                                 ===================     ====================

See accompanying notes to consolidated financial statements.


Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income

                                                                (Unaudited)                   (Unaudited)
                                                            Three months ended            Nine months ended
                                                                 October 31,                  October 31,
                                                           1999               1998    1999               1998
                                                       ---------------------------------------------------------
Revenues:
   Net sales                                            $   999,410    $ 1,140,798    $ 2,743,190    $ 3,429,126
   Royalties                                                767,265        486,256      2,038,789      1,930,720
                                                       ---------------------------------------------------------
Total Revenues                                            1,766,675      1,627,054      4,781,979      5,359,846
                                                       ---------------------------------------------------------

Costs and Expenses:
   Cost of sales                                            597,820        466,925      1,611,036      1,566,904
   Selling, general and administrative                      643,116        407,683      2,110,797      1,316,351
   Research and development                                 404,618        561,381      1,377,348      1,553,022
                                                       ---------------------------------------------------------
Total costs and expenses                                  1,645,554      1,435,989      5,099,181      4,436,277
                                                       ---------------------------------------------------------

Income (loss) from operations                               121,121        191,065       (317,202)       923,569

Other income (expense)
  Investment and other income (loss)                        (13,449)       122,845        117,400        254,521
  Interest expense                                             (857)          (853)        (3,207)        (4,237)
                                                       ---------------------------------------------------------
Total other income (expense) - net                          (14,306)       121,992        114,193        250,284
                                                       ---------------------------------------------------------

Income (loss) before provision for income taxes             106,815        313,057       (203,009)     1,173,853
   Income tax expense (benefit)                              25,260         75,076       (225,250)       336,856
                                                       ---------------------------------------------------------
Income before minority interest                              81,555        237,981         22,241        836,997
Less: minority interest in net income of subsidiaries         5,000          9,690          9,275         30,850
                                                       ---------------------------------------------------------
Net income                                              $    76,555    $   228,291    $    12,966    $   806,147
                                                       =========================================================


Basic net income per common share                       $      0.02    $      0.05    $      0.00    $      0.17
                                                       =========================================================


Weighted-average common shares outstanding                4,529,766      4,689,766      4,630,686      4,778,225
                                                       =========================================================


Diluted net income per common share                     $      0.02    $      0.05    $      0.00    $      0.17
                                                       =========================================================

Weighted-average common and dilutive
potential common shares outstanding                       4,529,766      4,734,914      4,632,373      4,847,238
                                                       =========================================================

See accompanying notes to consolidated financial statements




BioSpecifics Technologies Corp. and Subsidiaries                                                          (Unaudited)
Consolidated Statements of Cash Flows                                                                  Nine months ended
                                                                                                           October 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          1999                        1998
                                                                                  ----------------------------------------------
  Net income                                                                                $12,965                    $806,147
  Adjustments to reconcile net income
  to cash provided by/(used in) operating activities:
    Depreciation                                                                            143,626                     141,226
    (Gain) loss on marketable securities - net                                               77,030                     (18,733)
    Minority interest in income of subsidiaries                                               9,275                      30,850
    Issuance of stock options                                                                     -                      42,000
  Changes in operating assets & liabilities:
    Accounts receivable                                                                    (970,891)                    271,579
    Marketable securities - net                                                             935,758                    (160,423)
    Inventory                                                                              (154,354)                    256,471
    Prepaid and other current assets                                                         43,775                    (208,128)
    Due from related party                                                                 (504,206)                          -
    Increase in deferred tax asset                                                         (257,145)                          -
    Increase in due from related parties                                                     (3,500)                          -
    Decrease in other assets                                                                 25,463                      77,059
    Accounts payable & accruals                                                             239,942                    (381,727)
    Cumulative translation adjustment                                                        (1,286)                        741
    Income taxes payable                                                                    (76,746)                    143,101
                                                                                  ----------------------------------------------
      Net cash provided by (used in) operating activities                                  (480,294)                  1,000,163
                                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant, property and equipment                                           (589,780)                    (63,925)
                                                                                  ----------------------------------------------
      Net cash used in investing activities                                                (589,780)                    (63,925)
                                                                                  ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes with related parties                                                      375                         375
  Treasury stock purchases                                                                 (177,649)                   (935,142)
  Exercise of stock options                                                                       -                      20,175
                                                                                  ----------------------------------------------
      Net cash used in financing activities                                                (177,274)                   (914,592)
                                                                                  ----------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (1,247,348)                     21,646

  CASH AND EQUIVALENTS:
  Beginning of Period                                                                     5,086,725                   4,431,055
                                                                                  ----------------------------------------------
  End of Period                                                                          $3,839,377                  $4,452,701
                                                                                  ==============================================



SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                                                       $3,209                      $4,534
                                                                                  ==============================================
  Cash paid during period for income taxes                                                  $32,327                    $174,371
                                                                                  ==============================================


See accompanying notes to consolidated
financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                October 31, 1999
                                   (Unaudited)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

BioSpecifics Technologies Corp. (the "Company") serves as a holding company for Advance Biofactures Corporation ("ABC-New York"), Advance Biofactures of Curacao, N.V. and subsidiaries ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"), Germany.

The Company, through its subsidiaries, is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC (the "product") which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The product is used principally as a topical debridement treatment for dermal ulcers and severe burns. The Company currently derives substantially all revenues through a license agreement with a U.S. pharmaceutical company, Knoll Pharmaceutical Company ("KPC"). Sales of the product have been principally to KPC during the nine months ended October 31, 1999 and 1998. The license with KPC expires in 2003. The non-renewal of the license agreement by KPC in 2003 could have a material adverse impact on the financial condition of the Company unless the Company secures other licensees. In the event that KPC were to cancel the license agreement for cause, the financial condition of the Company would be materially adversely affected unless the Company were to find a similar licensee in the United States. The Company has licensing agreements with foreign companies, some of which are marketing the product and others of which will attempt to market the product in licensed territories when permitted by local governmental authorities.

See "Liquidity, Capital Resources, and Changes in Financial Condition" with respect to issues raised by the FDA.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 1999, the statements of income for the three and nine months ended October 31, 1999 and 1998, and statements of cash flows for the nine months ended October 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 1999.

3.  Net income per share
    --------------------

Basic net income per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options and warrants are included in the diluted EPS calculation using the treasury stock method for the three and nine months ended October 31, 1999 and 1998.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Information provided by the Company or statements contained in this report or made by its employees, if not historical, is forward-looking information which involves uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, government regulation, changing market conditions, the impact of competitive products and pricing, timely development, approval by FDA and foreign health authorities, and market acceptance of the Company's products in development, the Company's dependence on KPC, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 1999.

                  Three months ended October 31, 1999 and 1998
                  --------------------------------------------

Net sales - Net sales for the three months ended October 31, 1999 and 1998 were $999,410 and $1,140,798 respectively, representing a $141,388 or 12% decrease. The decrease was due to lower sales of Collagenase ABC to KPC and foreign customers.

Royalties - Royalties for the three months ended October 31, 1999 and 1998 were $767,265 and $486,255 respectively, representing a $281,010 or 58% increase. Royalties are earned on KPC's Collagenase Santyl(R) sales to wholesalers, as reported to the Company by KPC. During the quarter ended October 31, 1998, wholesalers chose to reduce their inventories and therefore bought less from KPC, as reported to the Company by KPC.

Cost of sales - Cost of sales for the three months ended October 31, 1999 and 1998 were $597,820 and $466,925 respectively, representing an increase of $130,895 due to an increase in production personnel, particularly in the Quality Control department.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 1999 and 1998 were $643,116 and $407,683 respectively, representing a $235,433 or 58% increase. During the quarter ended October 31, 1999, the Company continued to engage consultants to assist in responding to FDA observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which are included in SG&A. In addition, production laboratory personnel were highly involved in the response effort as well, resulting in some level of production inactivity. Costs usually allocated to production of inventory are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its laboratory personnel in responding to the 483s through the foreseeable future, although such involvement should decrease in future periods. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended October 31, 1999 and 1998 were $404,618 and $561,381 respectively, representing a decrease of $156,763 or 28%. The Company is currently sponsoring Phase 2 clinical trials of injectable collagenase for Dupuytren's disease and a Phase 1 trial for Peyronie's disease, both of which have been granted Orphan Drug status by the FDA. Internal R&D costs have declined as development moves to clinics. Also, as described above, laboratory personnel have been involved in the response effort to the 483s, including R&D personnel, whose costs have been partially allocated to SG&A. The Company anticipates that there will be continued involvement of its R&D personnel in responding to the 483s, although such involvement should decrease in future periods.

Other income (expense) - net - Other income (expense) - net for the three months ended October 31, 1999 and 1998 was $(14,306) and $121,992 respectively, a decrease of $136,298. The decrease during the three months ended October 31, 1999 was due to the decrease in market value of the Company's investments in equity securities held as trading security investments.

Income tax expense (benefit) - Income tax expense (benefit) for the three months ended October 31, 1999 and 1998 was $25,260 and $75,076 respectively, a decrease of $49,816. The decrease was due to lower profitability at the Company's subsidiaries. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate of 24% for both the three months ended October 31, 1999 and 1998 is due to a 2% income tax rate applicable to earnings of ABC-Curacao, the Company's primary production facility, partially offset by the additional provision required by ABC-New York for state income taxes.

                   Nine months ended October 31, 1999 and 1998
                   -------------------------------------------

Net sales - Net sales for the nine months ended October 31, 1999 and 1998 were $2,743,190 and $3,429,126 respectively, representing a $685,936 or 20% decrease. The decrease was due to lower sales of Collagenase ABC to KPC and foreign customers.

Royalties - Royalties for the nine months ended October 31, 1999 and 1998 were $2,038,789 and $1,930,720 respectively, representing a $108,069 or 6% increase, due to higher sales of Collagenase Santyl(R) in the United States, as reported to the Company by KPC.

Cost of sales - Cost of sales for the nine months ended October 31, 1999 and 1998 were $1,611,036 and $1,566,904 respectively, representing an increase of $44,132 or 3% due to increased production personnel, particularly in the Quality Control department.

Selling, general and administrative - SG&A expenses for the nine months ended October 31, 1999 and 1998 were $2,110,797 and $1,316,351 respectively, representing a $794,446 or 60% increase. During the nine months ended October 31, 1999, the Company continued to engage consultants to assist in responding to FDA observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which are included in SG&A. In addition, production laboratory personnel were highly involved in the response effort as well, resulting in some level of production inactivity. Costs usually allocated to production of inventory are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its laboratory personnel in responding to the 483s through the foreseeable future, although such involvement should decrease in future periods. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development expenses for the nine months ended October 31, 1999 and 1998 were $1,377,348 and $1,553,022 respectively, representing a decrease of $175,674 or 11%. The Company is currently sponsoring Phase 2 clinical trials of injectable collagenase for Dupuytren's disease and a Phase 1 trial for Peyronie's disease, both of which have been granted Orphan Drug status by the FDA. Internal R&D costs have declined as development moves to clinics. Also, as described above, laboratory personnel have been involved in the response effort to the 483s, including R&D personnel, whose costs have been partially allocated to SG&A. The Company anticipates that there will be continued involvement of its R&D personnel in responding to the 483s, although such involvement should decrease in future periods.

Other income (expense)- net - Other income (expense) - net for the nine months ended October 31, 1999 and 1998 was $114,193 and $250,284 respectively. The decrease during the nine months ended October 31, 1999 was due to the decrease in market value of the Company's investments in equity securities held as trading security investments.

Income tax expense (benefit) - Income tax expense (benefit) for the nine months ended October 31, 1999 and 1998 was $(225,250) and $336,856 respectively. The Company generated Orphan Drug tax credits as a result of continued research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operating activities, particularly sales and royalties. As of October 31, 1999, the Company had working capital of approximately $8.4 million, which included cash and cash equivalents, and marketable securities of approximately $4.9 million. The principal uses of cash during the period were expenditures for plant, property and equipment of approximately $590,000 and repurchases of Company stock of approximately $178,000. The Company also used approximately $480,000 in cash attributable to operating activities. At October 31, 1999 the Company had commitments for capital expenditures of approximately $350,000. The Company plans to invest between $1.5 million and $2.0 million in new equipment and renovations at its Curacao, Netherlands Antilles and Lynbrook, New York facilities over the next twelve months.

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

The FDA Letter advised the Company that the FDA will institute formal proceedings to revoke the Company's license to manufacture Collagenase Santyl(R) Ointment unless the Company provided satisfactory assurances to the FDA, including submitting to the FDA within 30 days a detailed, comprehensive plan of corrective action to address the observations listed in the 483s and the FDA Letter, and otherwise demonstrate compliance with applicable regulatory requirements.

The Company did provide the FDA with a plan of corrective action and met twice with the FDA to discuss the plan of corrective action. The Company hired outside consultants, employed additional staff for the Quality Control department, continues to seek to employ additional staff for the Quality Control and Quality Assurance departments to assist in further developing and executing the plan of corrective action, and continues to reorganize the Quality Control and Quality Assurance departments.

The Company plans to invest between $1.5 million and $2.0 million in new equipment and renovations at its Curacao, Netherlands Antilles and Lynbrook, New York facilities over the next twelve months. This investment is intended to ensure the efficiency of the Company's production process and address pertinent observations in the 483s and the FDA Letter. Through October 31, 1999, the Company has spent approximately $700,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, and estimates it could spend an additional $200,000 to $500,000 in connection with the remediation of the FDA's deficiency observations.

In view of the Company's working capital position and anticipated future profitable operations, although there can be no assurances, management believes that the Company has sufficient liquidity and capital resources to meet its immediate operating needs. The Company believes that cash on hand and cash provided by operations will be sufficient to meet its cash needs on an ongoing basis. The Company and its consultant believe that it has made considerable progress in addressing FDA concerns. However, if the Company is unable to further address and remedy the observations listed in the 483s and the FDA Letter, it will be required to suspend or terminate operations. Due to the uncertainty of the outcome of the FDA issue, the Company's former independent auditors, KPMG LLP, noted in their report on the Company's consolidated financial statements as of and for the year ended January 31, 1999 that the FDA Letter raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company has identified relationships with third parties, including customers, vendors, suppliers and service providers, which the Company believes are critical to its business operations. The Company's major customer has informed it that it believes it is Year 2000 compliant. Based on its assessment to date of the Year 2000 readiness of its key customers, suppliers, including vendors, service providers and other third parties on which it relies for business operations, the Company believes that these third parties are taking action related to the Year 2000. However, the Company has limited ability to test and control such third parties' Year 2000 readiness, and it cannot provide assurance that failure of such third parties to address the Year 2000 issue will not cause an interruption of the Company's business. The Company will continue to monitor the progress of these third parties in resolving Year 2000 issues. The cost of ensuring Year 2000 compliance is not expected to be material. The Company believes that under a worst-case scenario, it could continue its normal business activities on a manual basis; however, the Company believes its internal computer systems will be Year 2000 compliant.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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


                                            BioSpecifics Technologies Corp.
                                            (The Registrant)



Date:    December 15, 1999
         -----------------


By:/s/   Edwin H. Wegman
         -----------------
         Edwin H. Wegman
         Chairman and President




Date:    December 15, 1999
         -----------------



By: /s/  Albert Horcher
         -----------------
         Albert Horcher
         Treasurer, Principal Financial and
         Chief Accounting Officer