Form 10KSB
period 2000-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2000-05-15
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

      (Mark One)
      [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000
                          ----------------

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-19879
                       -------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                  11-3054851
-------------------------------          --------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 35 Wilbur Street, Lynbrook, New York                      11563
--------------------------------------                 ------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               Issuer's revenues for its most recent fiscal year were approximately $6,621,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $8,533,000 computed by reference to the last sale price at which the stock was sold on April 20, 2000 as reported by Nasdaq. As of April 20, 2000, 4,529,766 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

               The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the 2000 annual meeting of shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

      PART I

      ITEM 1.  DESCRIPTION OF BUSINESS.

      General

                       The Company* is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The Company currently derives substantially all of its revenues through a license agreement with a pharmaceutical company in the United States, Knoll Pharmaceutical Company ("KPC"). These revenues are derived from two sources i.) sales of Collagenase ABC enzyme in powder form (the "product" or the "enzyme") and ii.) royalties derived from sales of Collagenase Santyl(R) Ointment, which contains the product. Since 1972, the Company has sold Collagenase ABC, its only commercial product to date, principally in the United States through KPC. On January 31, 2000, KPC sublicensed its exclusive marketing rights to Smith & Nephew, Inc. with the Company's permission. See "Agreements for the Distribution of Collagenase ABC". The Company also has license agreements with foreign companies, which are marketing or will attempt to market Collagenase ABC or products in development in licensed territories when permitted by local governmental authorities.

      Description of Product

      Collagenase ABC
      ---------------

                       The Company's principal drug product, Collagenase ABC, is an enzyme that digests collagen, the body's principal connective tissue. The drug is approved by the FDA and is indicated for topical enzymatic debridement of dermal ulcers (wounds), such as pressure ulcers (also known as "bed sores") and second and third degree burns.

                       In general, necrotic (i.e., dead or devitalized) tissue must be debrided (removed) from a dermal ulcer either surgically, by enzyme, or by autolysis (the much slower natural process) before proper healing can take place. Necrotic tissue is anchored to dermal ulcers by strands of collagen. The unique ability of collagenase to digest collagen in necrotic tissue and thereby effect the debridement of necrotic tissue in a wound is an important part of the healing process associated with dermal ulcers and helps provide a healthy base for the growth of new tissue. Collagenase ABC does not attack collagen in healthy tissue or in newly formed granulation tissue.

      Agreements for the Distribution of Collagenase ABC
      --------------------------------------------------

                       Collagenase ABC enzyme powder (the "product" or the "enzyme") is the active ingredient of a topical ointment. The Company does not directly market the product to end-users. It supplies the product in powder form to pharmaceutical companies (primarily KPC) for compounding into ointment. The pharmaceutical companies market the ointment to end-users. The Company's production of the product was voluntarily suspended due to ongoing and planned renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage production and testing continues at the Lynbrook facility. Until completion of the renovation, the Company will supply customers with the product from its inventory. See "Government Regulation." Pursuant to the agreement with KPC, the Company supplies KPC with the product and controls the production by KPC of an ointment containing the product. KPC has been marketing this ointment under its registered trademark, Collagenase Santyl(R) in the United States since 1972, and in Canada since 1994.

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

      KPC Agreement and Sublicense
      ----------------------------

                       The Company has an agreement with KPC (the "KPC Agreement") which runs through 2003 and automatically renews for an additional 10-year period unless KPC notifies the Company, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the initial term. The KPC Agreement provides that KPC is the Company's exclusive licensee to market Collagenase Santyl(R) ("Santyl(R)") in the United States and Canada so long as KPC uses its best efforts to increase sales. KPC pays the Company for the product, at a price that is subject to annual adjustment based upon increases in the Company's actual manufacturing costs, not to exceed increases in the consumer price index for certain items. KPC also pays the Company a royalty based upon KPC's net Santyl(R) sales in increasing percentages as sales reach certain amounts on an annual basis. Royalties for fiscal 2000 and 1999 were approximately $2,947,000 and $2,506,000, respectively. As part of the KPC Agreement, KPC and its U.S. affiliates have (i) agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than the Company, (ii) will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than the Company, and (iii) will not collaborate with any third party attempting to achieve a registration.

                      On January 31, 2000, pursuant to a sublicense and assignment agreement (the "Sublicense Agreement"), to which ABC is not a party, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC will continue to purchase the product from the Company and manufacture the ointment. S&N will market the ointment. In connection with the sublicense, the Company entered into several agreements with KPC and S&N. These included an agreement allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. See "Government Regulation". If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

                       KPC accounted for approximately $5,970,000 and $6,353,000in product sales and royalties of the Company for the fiscal years ended January 31, 2000 and 1999, respectively. These amounts were approximately 90% of the Company's revenues during both the respective fiscal years. As of January 31, 2000, the Company had approximately $2.1 million of firm booked orders with KPC for the product, compared to approximately $1.0 million of firm booked orders with KPC as of January 31, 1999. The Company's product is approved in two other countries, Brazil and India, and sold to commercial customers in those countries, who compound the product into ointment. In fiscal 2000, sales to the customers in Brazil and India represented approximately 8% of total revenues. There is no license and supply agreement with the customer in Brazil. The product and purified collagenase are also sold for non-sponsored research purposes.

      Other Agreements for the distribution of Collagenase ABC
      --------------------------------------------------------

                       In July 1996, the Company entered into an agreement to license the product for sale as an ointment in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when the German health authority grants marketing approval of Collagenase ABC ointment. During fiscal 1997, the Company recognized $20,000 in license fees and deferred revenue of $45,000 from this agreement. The Company's German subsidiary (see "Marketing") has submitted collagenase ointment to the German health authority for marketing approval, which decision is pending.

                       In July 1994, the Company entered into a license and supply agreement with a Swiss pharmaceutical company to market an ointment containing the product in two European countries and several Middle Eastern countries. The agreement runs for ten years from first market introduction of the product in each country. The Company recognized no revenue from this agreement in fiscal years ended January 31, 2000 and 1999.

                       The Company entered into a license agreement with a company in India that began marketing collagenase ointment in India in 1995. The licensee's purchases of the product were not material in either of the fiscal years ended January 31, 2000 and 1999.

                       The Company continues to seek new licensees to market the product in parts of the world not yet licensed, where business conditions warrant.

      Proposed Products and Uses for Products

      Injectable Collagenase ABC
      --------------------------

                       The Company has developed a non-patented proprietary process to further purify Collagenase ABC. The Company has investigated using this purified form of collagenase as an injectable to remove collagen tissue which interferes with normal bodily functioning or is unsightly. The Company is clinically testing in the United States injectable collagenase for treatment of Dupuytren's disease, Peyronie's disease, and keloids. See "Investigational New Drug Applications ("IND's") for Injectable Collagenase ABC". The Company produced purified collagenase for injection at its facilities in Curacao and New York which are being used in U.S. clinical trials. The Company plans to renovate its pilot facility in Lynbrook for manufacture of purified injectable collagenase in order to support plans for Phase 3 trials for Dupuytren's disease. The Company sells purified collagenase for non-human research in the United States and other countries.

      Investigational New Drug Applications ("INDs") for Injectable Collagenase
      -------------------------------------------------------------------------
      ABC
      ---

                       The Company and its affiliates have filed INDs with the FDA and are in the clinical testing process for additional products using injectable Collagenase ABC. The INDs permit the Company to test the drugs on humans. None of these products has completed testing.

      Dupuytren's Disease
      -------------------

                       Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and little fingers, contract toward the palm, often resulting in functional disability. The Company was granted a United States patent for the use of its collagenase enzyme to treat this condition in February 1997. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. Orphan drug designation imparts certain benefits including a seven year period of exclusivity after approval for marketing, the ability to apply for clinical research grant funds, tax credits for costs of clinical trials performed in the U.S., assistance from FDA in protocol development, and likely exemption from "user fees" charged by FDA after drug approval. The Company is collaborating with investigators at State University at Stony Brook School of Medicine ("Stony Brook") in conducting Phase 1 and 2 trials for this indication. Phase 1 clinical results were presented at the 44th annual meeting of the Orthopaedic Research Society in March 1998 in a paper entitled Enzyme Injection as a Non-Operative Treatment for Dupuytren's Disease: A Clinical Trial of Injectable Clostridial Collagenase. An update of these clinical trials was presented at the 7th Congress of the International Federation of Societies for Surgery of the Hand in May 1998. The investigators at Stony Brook received a grant from the FDA to conduct expanded clinical trials to determine safety and efficacy of collagenase for this use. This investigation also resulted in a research grant from the New York State Center for Advanced Technology in Medical Biotechnology. This center provides co-funding for collaborative R&D projects between faculty and New York State companies that show significant economic potential. A Phase 2 trial has been completed with the last patient enrolled in February 1999. Dose ranging studies are being conducted at Stony Brook and Stanford University. Investigators at Stony Brook have completed their portion of the dose ranging trial and Stanford is scheduled to begin in May 2000. Preliminary open-label results at Stanford are positive.

      Peyronie's Disease
      ------------------

                       The Company is developing a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. The Company was awarded a patent for this use in March 2000, has been assigned another United States patent for this use and received "orphan drug" designation from the FDA in March 1996. The favorable findings of a Phase 2 double-blind clinical investigation appeared in the January 1993 Journal of Urology of the American Urological Association and its use was also reported on favorably at The International Conference on Peyronie's disease held in March 1993 at the National Institutes of Health in Bethesda, Maryland. The Company believes that no other effective pharmaceutical treatment for this condition currently exists. A study to optimize this treatment is ongoing at Devine-Tidewater Urology, Norfolk, Virginia, the largest United States center for the study and treatment of Peyronie's disease. In August 1999, the trial's investigator reported on 27 patients who were treated in an open label trial. The investigator reported that the results were encouraging and additional trials are planned.

      Keloids
      -------

                       In another use, high doses of purified collagenase have been injected directly into keloids and hypertrophic scars. A keloid is a sharply elevated, irregularly shaped, and progressively enlarging scar due to the formation of excessive amounts of collagen during connective tissue repair. The Company has been assigned a United States patent for this application of purified collagenase. Approximately 40 persons have been treated for this condition. While this use for injectable collagenase shows potential, the Company is focusing its development activities on Dupuytren's and Peyronie's diseases at this time.

      Nucleolysin(R) and Agreements to Distribute Nucleolysin(R)
      ----------------------------------------------------------

                       The Company clinically tested in the United States and Europe the use of injectable Collagenase ABC for the non-surgical treatment of herniated spinal discs, for which the Company obtained the registered trademark Nucleolysin(R). The Company has not received approval to sell Nucleolysin(R) from the FDA or a similar agency in any country other than the Netherlands Antilles. While the Company has clinically tested Nucleolysin(R) in the United States, there are no plans to proceed with the clinical program.

                       In 1990, the Company entered into an agreement with an unaffiliated Swiss company to obtain the approval of the appropriate agencies in Italy and Switzerland to market Nucleolysin(R) in such countries. In late 1999, the Italian health regulatory authority advised the licensee that additional information and clinical trials were required. The licensee then advised the Company that it was abandoning this program and amicably terminated the agreement, leaving each party free from further obligation. As a result, the Company recognized $130,000 as a license fee in fiscal 2000, which had been received and recorded as deferred revenue in prior fiscal year periods.

      Other Proposed Products and Uses for Products

      Treatment of Burns
      ------------------

                       Collagenase Santyl(R) has FDA approval for the treatment of burns. A pilot study was conducted which compared the efficacy of Collagenase Santyl(R) to standard treatment for deep second degree burns. The results of this study were published in the Journal of the American Burn Association (January/February 1994 issue). Based on these results, a multi-center study was conducted in which eight medical centers specializing in the treatment of burns participated. The study, which involved 79 patients, showed collagenase treatment resulted in faster cleaning and healing than deep second-degree burn wounds receiving the standard treatment. The study was reported in the May/June 1995 issue of the Journal of the American Burn Association and in the November/December 1995 issue of Wounds. Papers presented at the John A. Boswick, MD. Burn and Wound Care Symposium in February 1999 reported the economic benefits of collagenase application, including shortening of treatment time and hospital stay. Another study found that in 63% of the cases treated, skin grafts were not required. The February 1998 meeting of the International Burn Foundation included positive presentations made by physicians who use Collagenase Santyl(R) ointment for burns.

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

      Glaucoma and Treatment of Other Eye Disorders
      ---------------------------------------------

                       The Company and Bausch & Lomb collaborated in a clinical investigation to confirm previous studies on the use of the Company's collagenase to treat glaucoma. The collagenase treatment reduced IOP (intraocular pressure) in open angle glaucoma patients for at least three months post treatment with no vision-threatening complications. The results of the clinical investigation were presented at the annual Association for Research in Vision and Ophthalmology (ARVO) meeting in May 1998.

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

      Product Liability

                       The sale of the product, as well as the marketing of any additional products of the Company, exposes the Company to potential product liability claims both directly from patients using the product as well as from the Company's agreement to indemnify certain distributors of the products for claims made against such distributors. The Company has limited product liability insurance for the use of Collagenase Santyl(R) and clinical experiments in the United States for its additional product candidates. To date, no product liability claims have been made against the Company.

      Manufacturing

                       The Company produces Collagenase ABC, which is the active ingredient of a topical ointment. It supplies the product in powder form to pharmaceutical companies for compounding into ointment. These pharmaceutical companies market the ointment to end-users. The Company's production of the product was voluntarily suspended due to ongoing and planned renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage production and testing continues at the Lynbrook facility. Until completion of the renovation, the Company will supply customers with the product from its inventory. See "Government Regulation". Pursuant to the agreements with KPC and S&N, the Company supplies KPC with the product and controls the production by KPC of an ointment containing the product, which since February 1, 2000 has been marketed by S&N.

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

                       The Company's debriding ointment product, Collagenase Santyl(R), competes primarily with other available enzymatic debridement products in the United States. Those currently available are manufactured or marketed by Healthpoint Ltd and the Dow B. Hickam division of Marion Labs. A potential debridement agent was known to be under development by Genzyme Tissue Repair Division, and other large drug companies may also have debridement products under development. Debriding products also compete with surgical debridement and mechanical debridement using hydrotherapy. The Company believes enzymatic debridement is superior to surgical and mechanical debridement, because those procedures are painful, labor intensive and remove viable tissue along with necrotic tissue.

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

                       The Company had an agreement with Knoll AG ("KAG"), a German company affiliated with KPC, whereby the Company supplied the product to KAG, which compounded and sold ointment containing the product in countries other than the United States under KAG's trademarked name, "Iruxol(R)." The contract expired in 1992. KAG now produces its own form of collagenase ointment which it markets under its trademark outside the United States, since it is not FDA approved for sale in the United States. The Company, through its foreign licensees for topical collagenase, will compete with KAG in Europe if and when the licensees receive marketing and pricing approval from their respective health agencies. (See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC"). KAG currently markets a non-collagenase enzyme, chymopapain for the treatment of herniated disks, which enzyme KAG acquired in connection with its acquisition of The Boots Company (USA). This drug will compete with Nucleolysin(R) if and when Nucleolysin(R) is approved for sale.

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

      Marketing

                       The Company does not have its own sales staff and instead relies upon its licensees who have recognition and acceptance in the marketplace. By licensing those companies which already have a strong marketing and sales force dedicated to specialties, the Company has a very limited selling costs, while the licensee enhances the efficacy of its sales and marketing staff by adding additional products.

               In the United States, the Company is gaining recognition as the manufacturer of Collagenase Santyl(R) as the Company's name and that of its U.S. subsidiary are required to appear on the end-use package sold by KPC, and since February 1, 2000, Smith & Nephew.

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

      Research and Development

                       Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), the Company has expended over $22 million in research on collagenase and other products, and it is continuing to conduct testing on such products. The Company incurred approximately $1,660,000 and $2,050,000 in research and development activities during its fiscal years ended January 31, 2000 and1999, respectively.

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

                       The Company's manufacturing facilities in New York and Curacao are registered with, and licensed by, the FDA. The Company's production of the product was voluntarily suspended due to ongoing and planned renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage production and testing continues at the Lynbrook facility.

                       In January and March of 1999, ABC was issued a List of Inspectional Observations on FDA Form 483 (the "Form 483") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's compliance with FDA regulations at its Lynbrook, New York and Curacao, Netherlands Antilles facilities. In addition, on May 10, 1999, ABC received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility at KPC. The FDA Letter advised ABC that the FDA will institute formal proceedings to revoke the ABC's Establishment License to manufacture Collagenase Santyl(R) Ointment unless ABC provided satisfactory assurances to the FDA, including submitting to the FDA a comprehensive plan of corrective action to address the observations listed in the Form 483 and the FDA Letter, and otherwise demonstrate compliance with applicable regulatory requirements. The Company has provided the FDA with a plan of corrective action and has had a number of meetings with the FDA to discuss the plan of corrective action and the renovation of the Curacao production facility. ABC has submitted a number of periodic updates to the FDA on progress under the plan. ABC hired outside consultants and employed additional staff for its Quality Unit.

                      The Company invested approximately $1.1 in new equipment through April 2000 and will invest at least an additional $2.2 million to $2.6 million in new equipment and renovations at its Curacao, Netherlands Antilles and Lynbrook, New York facilities over the next twelve months. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process. Through January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, and estimates it could spend an additional $600,000 in fees and other expenses in connection with the remediation of the FDA's deficiency observations.

                       The Company started extensive renovations at the Curacao facility in March 2000. As a result of the renovation at the Curacao facility that began March 1, 2000, the Company abandoned equipment and improvements with a carrying value of approximately $200,000 for the year ended January 31, 2000.

                       A supplement (the "supplement') to ABC's Establishment License will have to be approved by the FDA after renovation before any additional enzyme produced at the Curacao facility can be used by KPC. As part of the approval process for the supplement, the FDA may conduct an inspection of the Curacao facility. The Company estimates that in the best-case scenario, either one or both the Curacao and Lynbrook facilities could be back in production by the fourth quarter of calendar 2000 and produce enzyme which could be available to KPC during the fourth quarter of 2001. Due to the uncertainty of the FDA approval process however, there can be no assurances that target dates will be met. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the enzyme which KPC will use to contract manufacture Collagenase Santyl(R) Ointment during the renovation. In the opinion of the Company, this inventory will permit KPC to compound enough Collagenase Santyl(R) ointment to fulfill the forecasted requirements of S&N through the second quarter of 2002.

                       Although the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

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

                       ABC-Curacao has produced the pharmaceutical substance "Collagenase ABC (Sterile)" for incorporation into ointment. As this product is not a pharmaceutical end product, it need not be officially registered with the Bureau of Pharmaceutical Affairs of the Netherlands Antilles (the "Pharmaceutical Bureau"). However, the plant in which the product has been produced and the production process are subject to inspection by the Pharmaceutical Bureau under the laws and regulations of the Netherlands Antilles. Production has been suspended until renovations are completed and approved, as discussed above in "Regulation in the United States".

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

      Employees

                       The Company has 36 full-time employees, of which 31 are located at the Lynbrook facility, 4 are at the Curacao facility, and 1 is in Germany. There are also 6 part-time employees in Lynbrook and 4 in Curacao. None of such employees are represented by a union. The Company considers its relationship with its employees to be excellent.

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

      Consulting Agreement
      --------------------

                       The Company entered into a one-year consulting agreement with Stephen A. Vogel (the "consultant") effective October 10, 1997. Mr. Vogel is a son of a former member of the Company's board of directors. The agreement provided that the consultant provide the Company with such advice, service, consultation, and assistance as the Company will seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provided for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share. The agreement also provided for the consultant to receive fees if certain events occur as a result of the consultant's actions or recommendations. The Company reimbursed the Consultant for out of pocket and other expenses incurred in connection with rendering services. The agreement expired on October 10, 1998. The options expired January 10, 1999. Since October 11, 1998, Mr. Vogel has been retained as a financial consultant on a month-to-month basis and receives a consulting fee of $5,000 per month, and reimbursement for out of pocket expenses. During the fiscal year ended January 31, 2000, the Company recorded general and administrative expenses of $60,000 relating to this agreement, comprised of consulting fees. During the fiscal year ended January 31, 1999, the Company recorded general and administrative expenses of $131,580 relating to this agreement, comprised of $101,580 in consulting fees and $30,000 for the estimated value of the options granted for that fiscal year and which expired in 1999.

      ITEM 2.  DESCRIPTION OF PROPERTY.

                       The Company leases two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also the Company's administrative headquarters, contains 3,500 square feet of office space and 10,500 square feet of laboratory, production, and storage facilities. The Company leases this facility from the Wilbur Street Corporation ("WSC"), which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. During each of the fiscal years ended January 31, 2000 and 1999, the Company paid rent of $125,000 and real estate taxes of approximately $36,000 relating to this lease agreement. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property. The Company continues to sublease a portion of the space subject to this lease to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

                       The Company also leases from a company wholly-owned by the Insular Territory of Curacao a building in Brievengat, Curacao, Netherlands Antilles. This building has been the Company's principal manufacturing facility, and is licensed by the FDA to produce Collagenase ABC. The facility has approximately 15,750 square feet of usable space. The lease, which was originally entered into with the Insular Territory of Curacao on January 1, 1977, is automatically renewable upon the same terms every five years, unless either party gives notice of termination three months prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period, and the lease has been automatically renewed through March 1, 2001. The current rent is approximately $30,000 per year.

      ITEM 3.  LEGAL PROCEEDINGS.

                       None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       None.

      PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                       The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". On April 20, 2000, the closing price for the Company's Common Stock was $4.0625. The table below sets forth the high and low sale prices for the Company's Common Stock for the period February 1, 1998 through January 31, 2000, as reported by Nasdaq.


                       Quarter Ended                      High              Low
                       -------------                      ----              ---
                       April 30, 1998                     $8-1/4            $4-1/2
                       July 31, 1998                      $6-1/8            $4-1/2
                       October 31, 1998                   $6-1/4            $4-1/8
                       January 31, 1999                   $5                $3-1/4
                       April 30, 1999                     $4                $3-5/16
                       July 31, 1999                      $3-3/4            $2-15/16
                       October 31, 1999                   $2-15/16$1-7/8
                       January 31, 2000                   $2-1/2            $1-5/8

                       On April 20, 2000, there were 111 stockholders of record of the Company's Common Stock. The Company believes it has approximately 1,000 beneficial owners of its Common Stock.

                       It is the Company's current policy to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as such other factors as the Board of Directors may deem relevant. The Company's Board of Directors has authorized two buyback programs for the repurchase of a total of 600,000 shares of common stock. Through January 31, 2000, a total of 361,380 shares have been repurchased at an average price of $5.29 per share. The Company has not repurchased shares since July 1999 and has suspended the buyback for the immediate future.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Safe Harbor Statement Under the Private Securities Litigation Reform
      ---------------------------------------------------------------------
      Act of 1995
      -----------

                       Information provided by the Company or statements contained in this report or made by its employees, if not historical, are forward looking information, which involve uncertainties and risk. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, government regulation, the ability of the Company to complete the renovation of its production facilities and comply with the Form 483 and FDA Letter, the Company's estimate that its inventory of product is sufficient until the renovated facilities can produce again, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the FDA and foreign health authorities of potential products, market acceptance of the Company's potential products, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

      Results of Operations

                       Net product sales were $3,543,563 and $4,556,033 for the fiscal years ended January 31, 2000 and 1999, respectively, a decrease in fiscal 2000 of $1,012,470 or 22%. Sales of the product, Collagenase ABC, to KPC decreased by 22% and sales to the Company's customer in Brazil decreased by 30%, due to timing of deliveries. At January 31, 2000 the Company had approximately $380,000 of deliveries in arrears due to the product not being ready for delivery. The remaining decrease represents reduction in the volume of sales orders, which the Company views as temporary.

                       Royalties earned on Collagenase Santyl(R) ointment sales by KPC were $2,947,302 and $2,505,851 for the fiscal years ended January 31, 2000 and 1999, respectively, representing an increase in fiscal 2000 of $441,451 or 18%. During the fourth quarter of fiscal 2000, KPC initiated a sales promotion for Santyl(R). Wholesalers responded by buying at record levels, as reported to the Company by KPC.

                       The Company recorded a $130,000 license fee in the fiscal year ended January 31, 2000 as a result of the reversal of revenue that was deferred in prior years, under a license agreement that was terminated. In fiscal 1999, there was no licensing activity. See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC".

                       Cost of sales was $2,080,000 and $2,163,695,
      respectively, in fiscal 2000 and 1999, a decrease in fiscal 2000 of $83,695 or 4%. The gross profit percentage decreased by 10 percentage points in fiscal 2000 (42%) versus fiscal 1999 (52%) because certain of the Company's fixed production costs were absorbed into a lower number of units sold in fiscal 2000 as compared to fiscal 1999.

                      Selling, general and administrative expenses ("SG&A") were $2,971,635 and $1,776,293 respectively, in fiscal 2000 and 1999, an increase in fiscal 2000 of $1,195,342, or 67%. Since May 1999, the Company engaged consultants to assist in responding to FDA observations from FDA inspectors made on FDA's Form 483 ("483's), the cost of which is included in SG&A. Additionally, production laboratory personnel were highly involved in the response effort as well, resulting in some level of production inactivity. Therefore, some of their employment costs are included in SG&A in fiscal 2000. The Company anticipates that it will continue to incur considerable consultation costs and the involvement of its laboratory personnel in responding to the 483s through the foreseeable future, although such involvement could decrease in future periods. See "Liquidity, Capital Resources, and Changes in Financial Condition".

                       Research and development expenses ("R&D") were $1,659,087 and $2,050,049 respectively, in fiscal 2000 and 1999, a decrease in fiscal 2000 of $390,962 or 19%. The Company is currently sponsoring Phase 2 clinical trials of injectable collagenase for Dupuytren's disease and a Phase 1 trial for Peyronie's disease, both of which have been granted Orphan Drug status by the FDA. Internal R&D costs have declined as development moves to clinics. Also, as described above, laboratory personnel have been involved in the response effort to the 483s, including R&D personnel, whose costs have been partially allocated to SG&A. The Company anticipates that there will be continued involvement of its R&D personnel in responding to the 483s, although such involvement should decrease in future periods.

                       Capital asset abandonment charges were $200,000 and $87,250 respectively, in fiscal 2000 and 1999. In fiscal 2000, the Company wrote off certain production assets as a result of the renovation at the Curacao facility that began March 1, 2000. In fiscal 1999, the Company also wrote off certain production assets.

                       Other income, net was $158,128 and $434,911 respectively, in fiscal 2000 and 1999, a decrease in fiscal 2000 of $276,783. The decrease was due to the decrease in market value of the Company's investments in equity securities held as trading securities.

                       The Company's benefit (provision) for income taxes was $302,000 and $(139,300) respectively in fiscal 2000 and 1999. The fiscal 2000 benefit represents an increase in deferred tax assets, principally relating to orphan drug tax credits, offset by current tax liabilities of $36,000 for federal, state and foreign income taxes. The fiscal 1999 provision represents current taxes of $309,100 on taxable earnings, offset by a $109,800 increase in deferred tax assets, principally related to orphan drug tax credits and other credits. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate is due to recognition of orphan drug and other tax credits available to the Company as a result of its qualified research and development expenditures, and a 2% tax rate applicable to pre-tax earnings from operations of the Company's subsidiary in Curacao, state income tax benefit, and non-deductible items. The 2% tax rate granted to the Company's subsidiary by the Curacao government (the "tax holiday") expired December 31, 1999. The Company has requested an extension of the tax holiday but has not yet been informed of the Curacao government's decision. If the tax holiday is not extended, the tax rate applicable to pre-tax earnings from operations could go up to 30%. There can be no assurance the Curacao government will extend the tax holiday.

      Liquidity, Capital Resources and Changes in Financial Condition

                  The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At January 31, 2000, the Company had working capital of approximately $7.8 million which includes cash and cash equivalents, and marketable securities of approximately $5.2 million. The principal source of cash in fiscal 2000 was approximately $909,000 from operating activities. This was offset by approximately $897,000 million used to purchase plant, property and equipment and approximately $700,000 for investing activities.

                       The Company's manufacturing facilities in New York and Curacao are registered with, and licensed by, the FDA. In January and March of 1999, ABC was issued a List of Inspectional Observations on FDA Form 483 (the "Form 483") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's compliance with FDA regulations at its Lynbrook, New York and Curacao, Netherlands Antilles facilities. In addition, on May 10, 1999, ABC received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility at KPC. The FDA Letter advised ABC that the FDA will institute formal proceedings to revoke the ABC's Establishment License to manufacture Collagenase Santyl(R) Ointment unless ABC provided satisfactory assurances to the FDA, including submitting to the FDA a comprehensive plan of corrective action to address the observations listed in the Form 483 and the FDA Letter, and otherwise demonstrate compliance with applicable regulatory requirements. The Company has provided the FDA with a plan of corrective action and has had a number of meetings with the FDA to discuss the plan of corrective action and the renovation of the Curacao production facility. ABC has submitted a number of periodic updates to the FDA on progress under the plan. ABC hired outside consultants and employed additional staff for its reorganized Quality Unit. The Company has retained an outside consulting firm with expertise in FDA regulatory compliance matters to assist in developing and implementing the corrective action plan.

                       The Company has produced the enzyme Collagenase ABC (the "enzyme"), the active ingredient in Collagenase Santyl(R) Ointment, at its Lynbrook and Curacao facilities. The Company started extensive renovations at the Curacao facility in March 2000, which resulted in the suspension of enzyme production there. The Company voluntarily suspended the production of the enzyme at the Lynbrook facility and is in the process of planning renovations for that facility, although final stage production and testing continues there. As a result of the renovation at the Curacao facility that began March 1, 2000, the Company wrote off production assets with a carrying value of approximately $200,000 for the year ended January 31, 2000.

                       The Company invested approximately $1.1 in new equipment through April 2000 and will invest at least an additional $2.2 million to $2.6 million in new equipment and renovations at its Curacao, Netherlands Antilles and Lynbrook, New York facilities over the next twelve months. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process. Through January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, and estimates it could spend an additional $600,000 in fees in connection with the remediation of the FDA's deficiency observations.

                       A supplement (the "supplement') to ABC's Establishment License will have to be approved by the FDA after renovation before any additional enzyme produced at the Curacao facility can be used by KPC. As part of the approval process for the supplement, the FDA may conduct an inspection of the Curacao facility. The Company estimates that in the best-case scenario, either one or both the Curacao and Lynbrook facilities could be back in production by the fourth quarter of calendar 2000 and have enzyme available for KPC during the third quarter of calendar 2001. Due to the uncertainty of the FDA approval process however, there can be no assurances that target dates will be met. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the product which it estimates KPC can use to contract manufacture Collagenase Santyl(R) Ointment into the second quarter of calendar 2001. In the opinion of the Company, this would permit KPC to supply S&N with the ointment through the second quarter of calendar 2002.

                       Although the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of the product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

                       With approximately $7.8 million of working capital, including approximately $5.2 million in cash and marketable securities at January 31, 2000, the Company believes it has adequate financial resources needed to take corrective action and continue its operations.

      Year 2000 Compliance
      --------------------

                       The Company experienced no difficulties related to preparing its computer systems and hardware to contend with the issues related to the year 2000 ("Year 2000"). The Company continues to monitor its computer systems and hardware.

      ITEM 7.  FINANCIAL STATEMENTS
                                                                                                                              Page
                                                                                                                              ----
      Independent Auditors' Reports  ...........................................................................              F-1
      ..........................................................................................................              F-1A

      Consolidated  Balance  Sheet as of January 31, 2000.......................................................              F-2

      Consolidated Statements of Income for Years ended January 31, 2000 and 1999...............................              F-3

      Consolidated Statements of Cash Flows for Years ended January 31, 2000 and 1999...........................              F-4

      Consolidated Statements of Stockholders' Equity for Years ended January 31, 2000 and 1999.................              F-5

      Notes to Consolidated  Financial Statements...............................................................              F-6

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                  KPMG LLP was previously the principal accountants for Biospecifics Technologies Corp. ("the Registrant"). On August 30, 1999, KPMG's appointment as principal accountants was terminated by the Registrant and Grant Thornton LLP was engaged as principal accountants. The decision to change accountants was approved by the Executive Committee of the Board of Directors of the Registrant.

                  In connection with the audits of the two fiscal years ended January 31, 1999, and the subsequent interim period through August 30, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                       The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Registrant's definitive proxy statement in connection with the 2000 meeting of shareholders. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the 2000 meeting of shareholders.

      ITEM 10. EXECUTIVE COMPENSATION.

                       The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the 2000 meeting of shareholders.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                       The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Registrant's definitive proxy statement in connection with the 2000 meeting of shareholders.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                       The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Registrant's definitive proxy statement in connection with the 2000 meeting of shareholders.


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

      Exhibit 10.6 Copy of Agreement between Bio-Specifics N.V. (a wholly-owned subsidiary of Advance Biofactures of Curacao, N.V.) and Sheldon R. Pinnell, MD. (Previously filed as Exhibit 10.17 to Registrant's Registration
                       Statement and incorporated herein by reference.)

      Exhibit 10.7     Copy of Employment Agreement with Dr. Rainer Friedel
                       (English summary attached). (Previously filed as exhibit
                       10.18 to Registrant's 10-KSB for the year ended January
                       31, 1996 and incorporated herein by reference.)

      Exhibit 10.8     Copy of Collagenase ABC license agreement between Advance
                       Biofactures of Curacao, N.V. and a Swiss company, without exhibits. (Previously filed as exhibit 29.2 to Registrant's 10-KSB for the year ended January 31, 1995 and incorporated herein by reference.)

      Exhibit 10.9 Form of 1997 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S- 8 Registration No.
                       333-36485 dated September 26, 1997 and incorporated herein by reference.)

      Exhibit 10.10    Regulatory Compliance Agreement between Advance
                       Biofactures Corp., Knoll Pharmaceutical Company, and
                       Smith and Nephew, Inc. (Previously filed on the Registrant's Form 8-K dated March 3, 2000 and incorporated herein by reference.)


      Exhibit 10.11    Allocation of Responsibilities Agreement between
                       Advance Biofactures Corp., Knoll Pharmaceutical Company, and Smith and Nephew, Inc. (Previously filed on the Registrant's Form 8-K dated March 3, 2000 and incorporated herein by reference.)

      Exhibit 10.12    Adverse Event ("AE") Agreement between Advance
                       Biofactures Corp., Knoll Pharmaceutical Company, and
                       Smith and Nephew, Inc. (Previously filed on the Registrant's Form 8-K dated March 3, 2000 and incorporated herein by reference.)

      Exhibit 10.13    Recourse Secured Promissory Note between BioSpecifics
                       Technologies Corp. and Edwin H. Wegman*

      Exhibit 10.14    Stock Pledge Agreement between BioSpecifics Technologies
                       Corp. and Edwin H. Wegman*

      Exhibit 22 Subsidiaries of the Registrant. (Previously filed as exhibit 22 to Registrant's 10-KSB for the year ended
                       January 31, 1996 and incorporated herein by reference.)

      Exhibit 23.1     Consent of Grant Thornton LLP.*

      Exhibit 23.2     Consent of KPMG LLP.*

      Exhibit 27.1     Financial Data Schedule*

      -----------------------------
      *        Filed herewith

      (b)      Reports on Form 8-K

                       Changes in Registrant's Certifying Accountant - Appointment of Grant Thornton LLP September 2, 1999

                       Other Events - KPC and Smith & Nephew Agreements and ABC's Compliance with FDA Regulations- March 3, 2000.

      SIGNATURES
      ----------

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

                                       BIOSPECIFICS TECHNOLOGIES CORP.
                                       -------------------------------
                                                  (Registrant)

      Date:    May 15, 2000            By: /s/ Edwin H. Wegman
                                         ---------------------------------------
                                         Edwin H. Wegman, Chairman and President


                       In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Edwin H. Wegman                      Chairman of the Board, President and                     May 15, 2000
  ---------------------------------    Director (Principal Executive Officer)
  Edwin H. Wegman

  Albert Horcher                       Secretary, Treasurer, Principal Financial                May 15, 2000
  ---------------------------------    and Chief Accounting Officer
  Albert Horcher

  Thomas L. Wegman                     Executive Vice President and Director                    May 15, 2000
  ---------------------------------
  Thomas L. Wegman

  Paul A. Gitman, M.D.                 Director                                                 May 15, 2000
  ---------------------------------
  Paul A. Gitman, M.D.

  Henry Morgan                         Director                                                 May 15, 2000
  ---------------------------------
  Henry Morgan

  Louis Lasagna, M.D.                  Director                                                 May 15, 2000
  ---------------------------------
  Louis Lasagna, MD.

  Rainer Friedel, M.D.                 Director                                                 May 15, 2000
  ---------------------------------
  Rainer Friedel, M.D.

  John T. Lane                         Director                                                 May 15, 2000
  ---------------------------------
  John T. Lane

                              FINANCIAL STATEMENTS


                                                                                                                              Page
                                                                                                                              ----
      Independent Auditors' Reports ............................................................................              F-1

      ..........................................................................................................              F-1A

      Consolidated  Balance  Sheet as of January 31, 2000.......................................................              F-2

      Consolidated Statements of Income for Years ended January 31, 2000 and 1999...............................              F-3

      Consolidated Statements of Cash Flows for Years ended January 31, 2000 and 1999...........................              F-4

      Consolidated Statements of Stockholders' Equity for Years ended January 31, 2000 and 1999.................              F-5

      Notes to Consolidated  Financial Statements...............................................................              F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders

    BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. and Subsidiaries as of January 31, 2000, and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSpecifics Technologies Corp. and Subsidiaries as of January 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP


Melville, New York
April 13, 2000 (except for
   Note 14, as to which the
   date is April 24, 2000)

                          Independent Auditors' Report

The Stockholders and Board of Directors
Biospecifics Technologies Corp.:


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Biospecifics Technologies Corp. and subsidiaries for the year ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Biospecifics Technologies Corp. and subsidiaries for the year ended January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has received a letter from the United States Food and Drug Administration regarding the possible revocation of the Company's license to manufacture its primary product which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP

Melville, New York
April 16, 1999, except as to
    note 3, which is as of
    May 10, 1999


                                      F-1A

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 2000

                                     Assets
                                     ------

Current assets:
     Cash and cash equivalents                                                                                 $ 4,221,447
     Marketable securities                                                                                         951,398
     Accounts receivable                                                                                         1,484,326
     Inventories                                                                                                 1,779,531
     Deferred tax assets, net                                                                                      686,206
     Prepaid expenses and other current assets                                                                     268,942
                                                                                                               -----------
        Total current assets                                                                                     9,391,850

Property, plant and equipment, net                                                                               1,221,337
Due from related party                                                                                             119,780
Other assets                                                                                                        28,812
                                                                                                               -----------

                                                                                                               $10,761,779
                                                                                                               ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                                                     $ 1,516,915
     Notes payable to related parties                                                                               13,010
     Income taxes payable                                                                                            2,342
     Deferred revenue                                                                                               45,000
                                                                                                               -----------
        Total current liabilities                                                                                1,577,267

Commitments and contingencies

Minority interest in subsidiaries                                                                                  271,448

Stockholders' equity:
     Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding                              --
     Common stock, $.001 par value; 10,000,000 shares authorized; 4,891,146 shares issued                            4,891
     Additional paid-in capital                                                                                  3,734,375
     Retained earnings                                                                                           7,826,810
     Accumulated other comprehensive loss                                                                            7,412
                                                                                                               -----------
                                                                                                                11,573,488
     Less: Treasury stock, 361,380 shares at cost                                                               (1,911,237)
              Notes receivable from chairman                                                                      (750,815)
                                                                                                               -----------
        Total stockholders' equity                                                                               8,911,436
                                                                                                               -----------

                                                                                                               $10,761,779
                                                                                                               ===========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                      Years ended January 31, 2000 and 1999


                                                       2000          1999
                                                       ----          ----
Revenues:
    Net sales                                     $ 3,543,563      4,556,033
    Royalties                                       2,947,302      2,505,851
    License fees                                      130,000             --
                                                  -----------    -----------
                                                    6,620,865      7,061,884
Costs and expenses:
    Cost of sales                                   2,080,000      2,163,695
    Selling, general and administrative             2,971,635      1,776,293
    Research and development                        1,659,087      2,050,049
    Capital asset abandonment charge                  200,000         87,250
                                                  -----------    -----------
                                                    6,910,722      6,077,287

Income (loss) from operations                        (289,857)       984,597

Other income (expense):
    Investment and other income                       163,049        441,894
    Interest expense                                   (4,921)        (6,983)
                                                  -----------    -----------
                                                      158,128        434,911

Income (loss) before provision for
    income taxes and minority interest               (131,729)     1,419,508
Benefit (provision) for income taxes                  302,000       (139,300)
                                                  -----------    -----------
Income before minority interest                       170,271      1,280,208
Minority interest in net income of subsidiaries        10,600         40,500
                                                  -----------    -----------
Net income                                        $   159,671      1,239,708
                                                  ===========    ===========

Basic net income per share                        $       .04    $       .26
                                                  ===========    ===========

Weighted-average common shares outstanding          4,540,341      4,713,690
                                                  ===========    ===========

Diluted net income per common share               $       .04    $       .26
                                                  ===========    ===========

Weighted-average common and dilutive
    potential common shares outstanding             4,542,028      4,800,406
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                      Years ended January 31, 2000 and 1999


                                                                                   2000           1999
                                                                                   ----           ----
Cash flows from operating activities:
     Net income                                                                $   159,671      1,239,708
     Adjustments to reconcile net income to net
     cash provided by operating activities:
           Depreciation, amortization, and
           capital asset abandonment charge                                        389,605        349,593
           Options issued to third parties                                              --         97,200
           Loss (gain) on sales of marketable securities, net                       86,848        (93,895)
           Minority interest in earnings of subsidiaries                            10,600         40,500
               Cumulative translation adjustment                                    10,511            253
           Changes in operating assets and liabilities:
               Accounts receivable                                                (282,323)       110,994
               Inventories                                                        (291,006)        (5,805)
               Prepaid expenses and other current assets                          (133,320)       133,394
               Due from related party                                               75,000        (75,000)
               Deferred tax assets, net                                           (338,000)      (169,206)
               Due from related parties                                                 --         25,506
               Other assets                                                         24,882        (16,893)
               Marketable securities, net                                        1,064,705        334,745
               Accounts payable and accrued expenses                               337,015       (130,072)
               Income taxes payable                                                (74,596)        16,726
               Deferred revenue                                                   (130,000)            --
                                                                               -----------    -----------
                      Net cash provided by operating activities                    909,592      1,857,748
                                                                               -----------    -----------

Cash flows from investing activities:
     Due from related party                                                         (6,500)            --
     Increase in notes receivable from chairman                                   (693,995)            --
     Expenditures for property, plant and equipment                               (897,226)      (115,666)
                                                                               -----------    -----------
                      Net cash used in investing activities                     (1,597,721)      (115,666)
                                                                               -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                            --         20,175
     Increase in notes payable to related parties                                      500            500
     Treasury stock purchases                                                     (177,649)    (1,107,087)
                                                                               -----------    -----------
                      Net cash used in financing activities                       (177,149)    (1,086,412)
                                                                               -----------    -----------

Change in cash and cash equivalents                                               (865,278)       655,670
Cash and cash equivalents at beginning of year                                   5,086,725      4,431,055
                                                                               -----------    -----------
Cash and cash equivalents at end of year                                       $ 4,221,447      5,086,725
                                                                               ===========    ===========
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest                                                               $     4,921          6,983
                                                                               ===========    ===========
        Income taxes                                                           $   108,327        224,940
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                      Years ended January 31, 2000 and 1999


                                                                                                  Accumulated
                                          Common Stock           Additional                             other
                                          ------------              paid-in         Retained    comprehensive      Treasury
                                        Shares     Amount           capital         earnings      (loss)/gain         stock
                                        ------     ------           -------         --------      -----------         -----
Balance at January 31, 1998          4,886,096     $4,886        $3,617,005      $6,427,433         $(3,354)      $(626,501)

Options exercised                        5,050          5            20,170              --               --             --

Options granted to consultant               --         --            97,200              --               --             --

Treasury stock purchases                    --         --                --              --               --     (1,107,087)

Change in cumulative
  translation adjustment                    --         --                --              --              253             --

Net income                                  --         --                --       1,239,708               --             --
                                     ---------      -----         ---------       ---------         --------     ----------
Balance at January 31, 1999          4,891,146      4,891         3,734,375       7,667,141          (3,101)     (1,733,588)
                                     =========      =====         =========       =========         =======      ==========

Treasury stock purchases                    --         --                --              --               --       (177,649)

Change in cumulative
  translation adjustment                    --         --                --              --               --             --

Notes receivable from Chairman              --         --                --              --           10,513             --

Net income                                  --         --                --         159,671               --             --
                                      --------     ------        ----------      ----------         --------    -----------
Balance at January 31, 2000          4,891,146     $4,891        $3,734,375      $7,826,810         $  7,412    $(1,911,237)
                                     =========     ======        ==========      ==========         ========    ===========


(RESTUBBED TABLE)
                                                          Notes
                                                     Receivable
                                                           from                Comprehensive
                                                       Chairman         Total         income
                                                       --------         -----         ------
Balance at January 31, 1998                                   -    $9,419,469             --

Options exercised                                            --        20,175             --

Options granted to consultant                                --        97,200             --

Treasury stock purchases                                     --    (1,107,087)            --

Change in cumulative
  translation adjustment                                     --          253              --

Net income                                                   --     1,239,708      1,239,708
                                                     ----------     ---------      ---------
Balance at January 31, 1999                                  --     9,669,718      1,239,961
                                                     ==========     =========      =========

Treasury stock purchases                                     --      (177,649)            --

Change in cumulative                                         --        10,513         10,513
 translation adjustment

Notes receivable from Chairman                         (750,815)     (750,815)            --

Net income                                                   --       159,671        159,671
                                                     ----------    ----------      ---------
Balance at January 31, 2000                          $(750,815)    $8,911,436       $170,184
                                                     ==========    ==========      =========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 2000 and 1999

1.       Principles of Consolidation
         ---------------------------

      The accompanying consolidated financial statements include the accounts of BioSpecifics Technologies Corp. (the "Company"), its majority-owned subsidiaries, Advance Biofactures Corp. ("ABC - New York") and Advance Biofactures of Curacao N.V. ("ABC - Curacao") and its wholly-owned subsidiary, Biospecifics Pharma GmbH ("Bio Pharma") of Germany. All significant intercompany transactions and balances have been eliminated in consolidation.

2.       Description of Business
         -----------------------

      The Company produces a fermentation-derived enzyme named Collagenase ABC
          (the "product" or "enzyme") which is licensed by the U.S. Food and Drug Administration (the "FDA"). The Company operates a production facility in Lynbrook, New York (the "Lynbrook Plant or Facility") and in Curacao, Netherlands Antilles (the "Curacao Plant or Facility"). The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

      In the fiscal year ended January 31, 2000, the Company derived 85% of its net sales of product revenues and 100% its royalty revenues from one customer, Knoll Pharmaceutical Company ("KPC"). KPC acts as the Company's contract manufacturer by compounding the product into Collagenase Santyl(R) (Santyl(R)), an ointment used to treat various types of skin wounds, particularly chronic dermal ulcers and severely burned areas. The Company and KPC are parties to a licensing agreement expiring in August 2003 providing KPC with exclusive rights to market Santyl(R) ointment in North America in exchange for purchases of the product and royalties on KPC's Santyl(R) sales to distributors. The license agreement has an automatic ten-year renewal clause unless KPC elects not to renew the agreement. The rest of the Company's revenues come from product sales to pharmaceutical companies in Brazil and India.

      On January 31, 2000, KPC sublicensed its exclusive marketing rights to Smith & Nephew Inc. ("S&N") with the Company's consent (See Note 3).

3.       Regulatory Compliance Matter and Subsequent Events
         --------------------------------------------------

      In 1999, the Company was issued a list of inspectional observations made by the FDA in Form 483 citing numerous deficiencies in the Company's compliance with FDA regulations at its manufacturing plants in Lynbrook and Curacao and at KPC's contract manufacturing facility. The FDA advised the Company that they would revoke the Company's license to manufacture the enzyme and ointment unless the Company could immediately provide satisfactory assurance to the FDA (including submitting a comprehensive plan of corrective action) addressing the FDA's observations and otherwise demonstrate compliance with the applicable regulations.

      The Company responded to the FDA by submitting a comprehensive plan of corrective action providing for (i) the renovation of the Lynbrook and Curacao manufacturing plants, (ii) the reorganization of the Company's quality control and quality assurance departments, (iii) an upgrade of quality control standards and procedures and (iv) the hiring of additional personnel in the quality control and quality assurance departments. The Company has retained an outside consulting firm with expertise in FDA regulatory compliance matters to assist in developing and implementing the corrective action plan.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The Company started renovating the Curacao plant in March 2000 and as a result suspended the production of enzyme at that location. The Curacao plant will not resume the production of enzyme until construction is complete, the plant is validated and the FDA permits the Company to resume operations and approves the product itself. The Company also voluntarily suspended the production of enzyme at its Lynbrook facility, although final-stage production and testing continue there. Renovations at the Lynbrook facility are planned to begin in the second quarter of calendar 2000. In anticipation of the renovations and suspension of manufacturing operations, the Company accumulated an inventory of the product which it estimates KPC can use to contract manufacture Santyl(R) into the second quarter of calendar 2001. In the opinion of the Company, this would permit KPC to supply S&N with Santyl(R) through the second quarter of calendar 2002.

      Management estimates that the Company will spend approximately $3.5 million to remediate both plants. Approximately $1.1 million has been spent through April 2000 on new equipment. In addition, the Company incurred consulting fees and other expenses of approximately $1 million through January 31, 2000 and believes it will incur additional expenses of approximately $600,000 during the fiscal year ended January 31, 2001. The Company believes that the plant remediation program and changes in the Company quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns. Management also believes that the capital-spending plan will modernize the Company's facilities and improve operational efficiency.

      A supplement to ABC's Establishment License will have to be approved by the FDA after the renovation before any additional enzyme produced at the Curacao facility can be used by KPC. As part of the approval process for the supplement, the FDA may conduct an inspection of the Curacao facility. The Company currently estimates that either one or both the Curacao and Lynbrook facilities could be back in production by the fourth quarter of calendar 2000 and have enzyme available for KPC during the third quarter of calendar 2001. Due to the uncertainty of the FDA approval process however, there can be no assurances that target dates will be met.

      Although the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the incurrence of liabilities in the normal course of business.

      With approximately $7.8 million of working capital, including approximately $5.2 million in cash and marketable securities at January 31, 2000, the Company believes it has adequate financial resources needed to take corrective action and continue its operations.

      On January 31, 2000, pursuant to a sublicense and assignment agreement, to which ABC is not a party, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC will continue to purchase the product from the Company and manufacture the ointment. S&N will market the ointment. In connection with the sublicense, the Company entered into several agreements with KPC and S&N.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      These included an agreement allocating responsibility under the KPC
          Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

4.    Summary of Significant Accounting Policies
      ------------------------------------------

          Marketable Securities
          ---------------------

      Marketable securities principally consist of investments in common and preferred stocks. These investments are classified as trading securities and are adjusted to market value at the end of each accounting period. Unrealized holding gains and losses on trading securities are included in investment and other income in the accompanying consolidated statements of income.

          Inventories
          -----------

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

          Long-Lived Assets
          -----------------

      Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated using the straight-line method over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the shorter of estimated useful lives or the term of the lease.

     The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded capital asset abandonment charges of $200,000 and $87,500 in the fourth quarter of fiscal 2000 and fiscal 1999, respectively.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          Cash Equivalents
          ----------------

      For purposes of the statement of cash flows, the Company considers all temporary investments and time deposits with original maturities of three months or less to be cash equivalents. There was approximately $800,000 of cash equivalents at January 31, 2000.

          Cumulative Translation Adjustment
          ---------------------------------

      The functional currency of Bio Pharma is the German mark and its assets and liabilities are translated into the U.S. dollar at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are included in stockholders' equity as accumulated other comprehensive income (loss). The assets and liabilities of ABC Curacao are denominated in U.S. dollars. Certain local transactions are conducted in local currency and translated at average exchange rates for the period.

          Royalties and License Fee Income
          --------------------------------

      The Company enters into licensing agreements with pharmaceutical companies regarding the sale of the Company's approved product and potential products. License fees for potential products are recognized as income in the year agreements are entered into if related license fees are non-refundable. License fees attributable to agreements which contain refund provisions are deferred until all provisions of the agreements are fulfilled.

          Research and Development
          ------------------------

      The Company conducts various research and development activities for the approved product and for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $1,659,087 and $2,050,049 in 2000 and 1999, respectively.

          Net Income Per Share
          --------------------

      Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The treasury stock method is used to calculate the number of dilutive shares, which represents the gross number of dilutive shares reduced by the number of shares purchasable from the proceeds of stock options assumed to be exercised.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosure of net income and net income per share as if the fair value method had been applied.

      The Company has elected to continue to apply APB 25 for stock options and stock based awards and has disclosed pro forma net earnings and net earnings per share for the years ended January 31, 2000 and 1999 as if the fair value method had been applied.

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

          Fair Value of Financial Instruments
          -----------------------------------

      The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of accounts receivable, prepaid assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of receivables due from the Chairman and a related party, and notes payable to related parties approximates their carrying values as their stated interest rates are similar to other rates currently offered by local institutions for similar term loans.

          Reclassifications
          -----------------

      Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

      5.   Marketable Securities
           ---------------------

      Marketable securities at January 31, 2000 consist of common and preferred stock, with a cost basis of $1,027,740, unrealized holding losses of $76,342, and fair market value of $951,398. Fair values are based upon quoted market prices.

6.    Inventories
      -----------

      Inventories at January 31, 2000 consist of:

                                            Raw materials            $  101,961
                                            Work-in-process           1,381,331
                                            Finished goods              296,239
                                                                    -----------
                                                                     $1,779,531
                                                                    ===========

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


7.    Property, Plant and Equipment, net
      ----------------------------------

      Property, plant and equipment at January 31, 2000 consist of:

                                    Machinery and equipment                                       $1,372,278
                                    Furniture and fixtures                                           321,250
                                    Leasehold improvements                                           729,626
                                    Automobiles                                                       67,019
                                                                                                 -----------
                                                                                                   2,490,173
                                    Less accumulated depreciation and amortization                (1,268,836)
                                                                                                 -----------
                                                                                                  $1,221,337
                                                                                                 ===========

      Depreciation and amortization expense amounted to $189,605 and $275,548 in fiscal 2000 and 1999, respectively. The Company had capital asset abandonment charges of $200,000 and $87,500 in the fourth quarter of fiscal 2000 and 1999, respectively.

8.    Accounts Payable and Accrued Expenses
      -------------------------------------

      Accounts payable and accrued expenses at January 31, 2000 consist of:

                                            Accounts payable and accrued expenses                $1,118,508
                                            Accrued legal and other professional fees               159,738
                                            Accrued payroll and related costs                       238,669
                                                                                               ------------
                                                                                                 $1,516,915
                                                                                               ============

9.    Income Taxes
      ------------

      The (provision) benefit for income taxes consists of the following:

                                                                                   2000              1999
                                                                                   ----              ----
                                             Current:
                                             --------
                                                Federal                       $ (27,900)        $(218,700)
                                                State                            (6,000)          (76,000)
                                                Foreign                          (2,100)          (14,400)
                                                                              ---------        ----------
                                                                                (36,000)         (309,100)
                                             Deferred:
                                             ---------
                                                Federal                         336,000           168,800
                                                State                             2,000             1,000
                                                                              ---------        ----------
                                                                                338,000           169,800
                                                                               $302,000         $(139,300)
                                                                              =========        ==========

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in fiscal 2000 and 1999 as a result of the effect of the following items:

                                                                                  2000              1999
                                                                                  ----              ----
      Computed tax provision (benefit) at statutory rate                      $  (47,600)         $482,633
      Tax effect of foreign sourced income, net of foreign taxes                 (24,000)         (188,781)
      State income taxes, net of federal benefit                                   4,000            50,820
      Non-deductible expenses                                                     22,700            16,689
      Minority interest in subsidiaries                                                -            13,770
      Orphan drug and other tax credits                                         (257,100)         (312,340)
      Other, net                                                                       -            76,509
                                                                              ----------         ---------
                                                                              $ (302,000)         $139,300
                                                                              ==========         =========

      The Company intends to reinvest the accumulated earnings of its foreign subsidiaries and does not currently plan to repatriate such earnings (approximately $5,514,000 as of January 31, 2000) to the United States.

      The benefit for deferred taxes of $338,000 and $169,800 in fiscal 2000 and 1999, respectively, resulted principally from the generation of tax credits, capitalization of certain inventory costs, and certain expenses that are currently non-deductible for tax purposes. The Company has not recorded a valuation allowance against these deferred tax assets as the Company believes that it is more likely than not that such amounts will be recovered. The deferred tax asset as of January 31, 2000 is primarily comprised of Orphan Drug and other tax credits and certain expenses that are non-deductible for tax purposes currently.

10.   Line of Credit
      --------------

      The Company, through its subsidiary, ABC-Curacao, maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 2000). Drawings under the line of credit would be secured by substantially all of the assets of ABC-Curacao, payable on demand, and guaranteed by ABC-New York. There were no borrowings under such line of credit at January 31, 2000.

11.   Stockholders' Equity
      --------------------

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


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

      The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net earnings in fiscal 2000 would have been reduced to a loss of ($68,920) and consolidated net earnings in fiscal 1999 would have been reduced to $1,102,513. Basic and diluted earnings per share in fiscal 2000 and 1999 would have been reduced to a loss of ($.02) per share, and $.23 per share, respectively.

      The per share weighted average fair value of stock options issued to employees by the Company during fiscal 2000 and 1999 was $1.29 and $2.56, respectively, on the date of grant. In fiscal 2000 and 1999, the assumptions of no dividends, expected volatility of approximately 60%, and an average expected life of 5 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option pricing model. In addition, the calculations assumed a risk-free interest rate of 5.0% in fiscal 2000 and fiscal 1999.

      The summary of the stock options activity is as follows:

                                                                 Fiscal 2000                               Fiscal 1999
                                                         ---------------------------              ----------------------------
                                                                           Weighted                                  Weighted
                                                                            Average                                   Average
                                                                           Exercise                                  Exercise
                                                          Shares              Price                 Shares              Price
                                                          ------              -----                 ------              -----
      Outstanding at beginning of year                   387,550              $5.27                422,900              $5.62
      Options granted                                    177,350               2.12                 73,500               4.63
      Options exercised                                        -                  -                 (5,050)              4.00
      Options canceled or expired                        (12,100)              3.73               (103,800)              4.99
                                                        --------                                 ---------
      Outstanding at end of year                         552,800               4.29                387,550               5.27
                                                        --------                                 ---------

      Options exercisable at year end                    361,190               5.04                316,130               5.15
      Shares available for future grant                  284,000                  -                449,250                  -

      During fiscal 1999, the Company granted a total of 20,000 options to a member of the scientific advisory board at an exercise price of $5.81 per share. These options vest at the rate of 25% per year. In connection with these options, the Company recorded an expense of $67,200 representing the estimated fair value of the options. During fiscal 1998, the Company granted a total of 100,000 options to a

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          consultant (note 14) at an exercise price of $5.00 per share. In connection with these options, the Company recorded an expense of approximately $30,000 in fiscal 1999. These options expired January 10, 1999. During fiscal 2000 and 1999, the Company granted 177,350 and 53,500 options, respectively, to employees of the Company at prices ranging from $1.625 to $5.81.

     Options for 361,190 shares are currently exercisable at prices ranging from $3.00 to $8.00 with a weighted average exercise price of $5.04 and a weighted average remaining contractual life of 7 years. The remaining 191,610 options outstanding are exercisable at prices ranging from $1.88 to $6.05, have a weighted average exercise price of $2.88, and a remaining weighted average contractual life of 7 years.

          Warrants
          --------

      Underwriter's warrants to purchase up to 120,000 shares of common stock at an exercise price of $3.75 per share expired on November 21, 1999.

12.   Commitments and Contingencies
      -----------------------------

     (a)  Lease Agreements
          ----------------

      The Company's operations are principally conducted in leased premises.
          Future minimum annual rental payments required under noncancellable operating leases are approximated as follows:

                                Year ending January 31,
                                -----------------------

                                         2001                    $191,000
                                         2002                     191,000
                                         2003                     191,000
                                         2004                     191,000
                                         2005                     191,000

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      Rentexpense under all operating leases amounted to approximately $191,000 in both fiscal 2000 and 1999, respectively. The S.J. Wegman Company, which is owned by the Company's President and certain of his relatives, is the 100% shareholder of the Wilbur Street Corporation ("WSC"), which owns and leases a facility to ABC-New York. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company paid $161,000 representing rent and real estate taxes to WSC in fiscal 2000 and 1999. The Company subleases a portion of the space subject to this lease to an unaffiliated entity for $24,000 per year, pursuant to a verbal lease agreement.

      ABC-Curacao leases a building in Brievengat, Curacao, Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977, is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2001. Rent expense amounted to approximately $30,000 in fiscal 2000 and 1999.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


     (b)  Royalty and License Agreements
          ------------------------------

      The Company's major royalty and license agreements are for its FDA approved product, Collagenase ABC, and for Nucleolysin(R), a product in development.

      The Company's principal Collagenase ABC agreement is with a United States licensee and was renewed in 1993 on terms similar to the prior agreement. It extends for ten years with automatic renewal for a like period unless the licensee notifies the Company of its intention to terminate 6 months prior to renewal date. The agreement provides that the license is exclusive in the United States and Canada provided best efforts are made to increase sales. The licensee pays the Company for the product and an annual royalty calculated as a percent of net sales of Collagenase Santyl(R) Ointment. The minimum annual royalty is $60,000 per year. Royalties from this licensee were $2,947,302 and $2,505,851 in fiscal 2000 and 1999, respectively. As discussed in Note 3, the Collagenase ABC agreement was sublicensed on January 31, 2000.

      In fiscal 1997, the Company entered into an agreement to license
          Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when the German health authority grants marketing approval of Collagenase ABC ointment. Accordingly, deferred revenue at January 31, 2000 is $45,000 from this agreement. The deferred revenue is refundable if approval in Germany is not obtained.

      The Company had a distribution agreement with a Swiss company, pursuant to which that company would attempt to obtain approval from the appropriate agencies in certain countries, including Italy, to sell Nucleolysin(R). The licensee paid $130,000, which was included in deferred revenue in prior periods. In late 1999, the Italian health regulatory authority advised the licensee that additional information and clinical trials were required. The licensee then advised the Company that it was abandoning this program and amicably terminated the agreement, leaving each party free from further obligation. Therefore, the Company recognized in fiscal 2000 the $130,000 previously deferred as a license fee.

     (c)  Scientific Advisory Board
          -------------------------

      The Company has an eight member Scientific Advisory Board ("the Board") that provides research and consultation services to the Company. In fiscal 2000 and 1999, the Company has recorded $25,500 and $24,000, respectively, representing payments to Board members under these agreements. The Company has oral agreements with two of the eight members of the Board and a written agreement with two other members providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

     (d)  Potential Product Liability
          ---------------------------

      The sale of Collagenase ABC, as well as the development and marketing of any potential products of the Company, expose the Company to potential product liability claims both directly from patients using the product or products in development, as well as from the Company's agreement to indemnify certain distributors of the product for claims made by others. The Company has product liability insurance which covers the

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


          use of the licensed product, Collagenase Santyl(R), and clinical experiments of potential products in the United States. No known claims are pending against the Company at the current time.

     (e)  Employment Agreement
          --------------------

      The Company has an employment agreement with the managing director of its German subsidiary, Bio Pharma. The Company or the managing director upon one year's written notice can terminate the contract. The agreement provides for an annual salary, currently $195,000, and a like severance payment if the agreement is terminated by the Company without cause.

13.   Segment Information
      -------------------

     (a)  Major Customer
          --------------

      Approximately 90% of the Company's revenues were earned from one pharmaceutical manufacturer and distributor in the United States in both fiscal 2000 and 1999.

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

                                                     North            S.A. and
Year ended January 31, 2000:                       America              Europe             Eliminations           Consolidated
----------------------------                       -------            --------             ------------           ------------
Revenues from
unaffiliated customers                          $5,987,229               $633,636                     -             $6,620,865

Intercompany revenue between
geographic regions                                       -                913,805              (913,805)                     -

Income (loss) from operations                     (264,498)               (25,359)                    -               (289,857)

Identifiable assets                              5,570,189              5,656,282              (464,692)            10,761,779

Capital expenditures                               215,715                681,511                     -                897,226

Depreciation, amortization, and
capital asset abandonment charge                   101,267                288,338                     -                389,605

                                      F-17

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                                     North             S.A. and
Year ended January 31, 1999:                       America               Europe             Eliminations           Consolidated
----------------------------                       -------             --------             ------------           ------------
Revenues from
unaffiliated customers                          $6,369,193               $692,691                      -             $7,061,884

Intercompany revenue between
geographic regions                                       -              1,073,656             (1,073,656)                     -

Income from operations                           1,222,858                386,425               (624,686)               984,597

Identifiable assets                              6,369,430              5,669,427               (662,314)            11,376,543

Capital expenditures                                78,429                 37,237                      -                115,666

Depreciation, amortization, and
capital asset abandonment charge                   151,500                198,093                      -                349,593

      The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at transfer prices which management believes to be equivalent to those made at arms-length.

14.   Related Party Transactions
      --------------------------

      At January 31, 1999, outstanding loans due from the Company's chairman amounted to $131,820, comprised of a promissory note of $56,820 and a loan of $75,000. During the year ended January 31, 2000, the chairman repaid the loan of $75,000 outstanding at January 31, 1999 and the Company loaned an additional $693,995 to the chairman. These loans made during the year ended January 31, 2000, plus additional loans made to the chairman through April 10, 2000, were converted into a recourse secured promissory note payable January 31, 2001 in the amount of $865,394, with interest at 9% per annum. Since the note is collateralized with shares of the Company's common stock, the loans made through January 31, 2000 totaling $693,995, plus the other promissory note of $56,820, have been classified as a component of stockholder's equity in the accompanying balance sheet.

      Due from related parties includes a non-amortizing mortgage in the amount of $82,606 bearing interest at 9% per annum, plus advances which amount to $37,174, due from Wilbur Street Corporation (See note 12) at January 31, 2000.

      During the fiscal year ended January 31, 1999, the Company's Chairman made principal payments amounting to $335,114 on previously outstanding loans plus interest of $28,225. The interest is included in investment and other income in the 1999 consolidated statement of income.

      ABC-New York has notes payable to a former director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $13,010 at January 31, 2000. The notes, which bear interest at 9% per annum, are payable on demand.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      The Company entered into a one-year consulting agreement with Stephen A.
          Vogel (the "consultant") effective October 10, 1997. Mr. Vogel is a son of a former member of the Company's Board of Directors. The agreement provided that the consultant provide the Company with such advice, service, consultation, and assistance as the Company would seek with respect to the Company's financial matters and provide such other services as the Board of Directors requests. The agreement provided for a consulting fee of $10,000 per month and an option to purchase 100,000 shares of the Company's common stock at $5.00 per share. The agreement also provided for the consultant to receive fees if certain events occurred as a result of the consultant's actions or recommendations. The Company reimbursed the consultant for out of pocket and other expenses incurred in connection with rendering services. The agreement expired on October 10, 1998. On January 10, 1999, the options expired. During fiscal 2000, the Company recorded general and administrative expenses of $60,000 relating to this agreement, comprised of consulting fees. During fiscal 1999, the Company recorded general and administrative expenses of $131,580 relating to this agreement, comprised of $101,580 of consulting fees and $30,000 for the estimated fair value of the options granted on October 10, 1997. Mr. Vogel continues to be retained on a month-to-month basis and receives a consulting fee of $5,000 per month, and reimbursement of out-of-pocket expenses.

15.   Employee Benefit Plan
      ---------------------

      ABC-New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC
          - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 2000 and 1999.

                                  EXHIBIT INDEX
                                  -------------



  Exhibit               Description
  -------               -----------


Exhibit 10.13 Recourse Secured Promissory Note between BioSpecifics Technologies Corp. and Edwin H. Wegman

Exhibit 10.14 Stock Pledge Agreement between BioSpecifics Technologies Corp. and Edwin H. Wegman

Exhibit 23.1            Consent of Grant Thornton LLP

Exhibit 23.2            Consent of KPMG LLP

Exhibit 27.1            Financial Data Schedule