Form 10QSB
period 2000-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2000-06-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: April 30, 2000
                                         --------------

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

Yes     [X]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of June 1, 2000

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]    No  [x]

                                      INDEX
                                      -----


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3

Consolidated Financial Statements:

         Balance Sheets as of April 30, 2000 (unaudited) and January 31, 2000                            3

         Statements of Operations for the Three Months Ended April 30, 2000 and 1999 (unaudited)         4

         Statements of Cash Flows for the Three Months Ended April 30, 2000 and 1999 (unaudited)         5

         Notes to Consolidated Interim Financial Statements (unaudited)                                  6

         Item 2. Management's Discussion and Analysis of Financial Condition and
         Condition and Results of Operations                                                             7


PART II - OTHER INFORMATION                                                                             10


SIGNATURES                                                                                              11

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                   April 30,      January 31,
ASSETS                                                                  2000             2000
                                                                 ------------    ------------
Cash and cash equivalents                                        $  4,894,671    $  4,221,447
Marketable securities                                               1,046,955         951,398
Accounts receivable                                                   975,618       1,484,326
Inventory                                                           1,948,321       1,779,531
Deferred tax assets - net                                             739,176         686,206
Prepaid expenses and other current assets                             256,271         268,942
                                                                 ............    ............
   Total current assets                                             9,861,012       9,391,850

Property,  plant, and equipment - net                               1,878,258       1,221,337
Due from related parties                                              123,780         119,780
Other assets                                                           28,812          28,812
                                                                 ............    ............

TOTAL ASSETS                                                     $ 11,891,862    $ 10,761,779
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                            $  1,184,718    $  1,516,915
Notes payable to related parties                                       13,135          13,010
Income taxes payable                                                   59,970           3,970
Deferred revenue                                                    1,732,910          45,000
                                                                 ............    ............
     Total current liabilities                                      2,990,733       1,578,895

Minority interest in subsidiaries                                     271,448         271,448

STOCKHOLDERS' EQUITY

Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                      --              --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,891,146 shares issued at April 30, 2000 and January 31, 2000          4,891           4,891
Additional paid-in capital                                          3,734,375       3,734,375
Retained earnings                                                   7,760,890       7,826,810
Accumulated other comprehensive income                                  6,577           7,412
                                                                 ............    ............
                                                                   11,506,733      11,573,488
Less: Treasury stock - 361,380 shares, at cost                     (1,911,237)     (1,911,237)
          Notes receivable from chairman                             (965,815)       (750,815)
                                                                 ............    ............
    Stockholders' equity                                            8,629,681       8,911,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,891,862    $ 10,761,779
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Operations

                                                                                   Unaudited
                                                                               Three Months Ended
                                                                                   April 30,
                                                                        2000                         1999
                                                              ------------------------    -------------------------
Revenues:
   Net sales                                                                 $989,805                     $682,728
   Royalties                                                                  449,198                      596,747
                                                              ........................    .........................
                                                                            1,439,003                    1,279,475
                                                              ------------------------    -------------------------

Costs and Expenses:
   Cost of sales                                                              479,787                      407,871
   Selling, general and administrative                                        552,327                      647,204
   Research and development                                                   411,679                      505,701
                                                              ........................    .........................
                                                                            1,443,793                    1,560,776
                                                              ------------------------    -------------------------

Loss from operations                                                           (4,790)                    (281,301)

Other income (expense):
   Investment and other income (loss)                                         (56,515)                      42,691
   Interest expense                                                            (1,583)                      (1,090)
                                                              ........................    .........................
                                                                              (58,098)                      41,601

Loss before income taxes and minority interest                                (62,888)                    (239,700)
Income tax (expense) benefit                                                   (3,030)                     100,510
                                                              ........................    .........................
Loss before minority interest                                                 (65,918)                    (139,190)
 Minority interest in net loss of subsidiaries                                      -                       (2,100)
                                                              ........................    .........................
Net loss                                                                     ($65,918)                   ($137,090)
                                                              ========================    =========================


Basic net loss per common share                                                ($0.01)                      ($0.03)
                                                              ========================    =========================

Weighted-average common shares outstanding                                  4,529,766                    4,566,933
                                                              ========================    =========================

Diluted net loss per common share                                              ($0.01)                      ($0.03)
                                                              ========================    =========================

Weighted-average common and dilutive
potential common shares outstanding                                         4,529,766                    4,566,933
                                                              ========================    =========================

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                  (unaudited)
                                                                                               Three Months Ended
                                                                                                    April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2000                       1999
                                                                               ------------------------- -------------------------
 Net  loss                                                                                     ($65,918)                ($137,090)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                37,292                    47,875
    Loss on marketable securities - net                                                         141,938                    26,104
    Minority interest in loss of subsidiaries                                                         -                    (2,100)
  Changes in operating assets and liabilities:

    Accounts receivable                                                                         508,708                    43,642
    Marketable securities, net                                                                 (237,495)                 (690,712)
    Inventory                                                                                  (168,790)                  (70,232)
    Prepaid expenses and other current assets                                                    12,671                    33,693
    Deferred taxes                                                                              (52,970)                 (107,145)
    Other assets                                                                                      -                    24,882
    Accounts payable and accrued expenses                                                      (332,197)                  (56,238)
    Notes payable to related parties                                                                125                       125
    Income taxes payable                                                                         56,000                   (78,566)
    Deferred revenue                                                                          1,687,910                         -
    Accumulated other comprehensive loss                                                           (835)                     (349)
                                                                               ......................... .........................
      Net cash provided by (used in) operating activities                                     1,586,439                  (966,111)
                                                                               ------------------------- -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable from chairman                                                 (215,000)                 (115,425)
    Increase in due from related parties                                                         (4,000)                   (1,500)
  Expenditures for plant, property and equipment                                               (694,215)                        -
                                                                               ......................... .........................
      Net cash used in investing activities                                                    (913,215)                 (116,925)
                                                                               ------------------------- -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock purchases                                                                              -                  (126,682)
                                                                               ......................... .........................
      Net cash used in financing activities                                                           -                  (126,682)
                                                                               ------------------------- -------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                673,224                (1,209,718)

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                                                         4,221,447                 5,086,725
                                                                               ......................... .........................
  End of Period                                                                              $4,894,671                $3,877,007
                                                                               ========================= =========================

Supplemental disclosure of cash flow information:

  Cash paid during period for interest                                                           $1,583                    $1,092
                                                                               ========================= =========================
  Cash paid during period for income taxes                                                      $82,847                   $97,327
                                                                               ========================= =========================

See accompanying note to consolidated financial statements

                         BIOSPECIFICS TECHNOLOGIES CORP.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (UNAUDITED)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

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

The Company derives most of its net sales of product revenues and all of its royalty revenues from one customer, Knoll Pharmaceutical Company ("KPC"). KPC acts as the Company's contract manufacturer by compounding the product into Collagenase Santyl(R) (Santyl(R)), an ointment used to treat various types of skin wounds, particularly chronic dermal ulcers and severely burned areas. The Company and KPC are parties to a licensing agreement expiring in August 2003 providing KPC with exclusive rights to market Santyl(R) ointment in North America in exchange for purchases of the product and royalties on KPC's Santyl(R) sales to distributors. The license agreement has an automatic ten-year renewal clause unless KPC elects not to renew the agreement. The rest of the Company's revenues come from product sales to pharmaceutical companies in Brazil and India.

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

These included an agreement allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. (See "Liquidity, Capital Resources, and Changes in Financial Condition".) KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 2000, the statements of income for the three months ended April 30, 2000 and 1999, and statements of cash flows for the three months ended April 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2000.

3.  Net loss per share
    ------------------

Basic loss per share ("EPS") excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three months ended April 30, 2000 and 1999, common stock options and warrants have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

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

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2000.

Three months ended April 30, 2000 and 1999
------------------------------------------

Net Sales - Net sales of Collagenase ABC for the three months ended April 30, 2000 and 1999 were $989,805 and $682,728, respectively, an increase of $307,077 or 45%. Sales of Collagenase ABC to KPC and foreign licensees were higher during the three months ended April 30, 2000 versus 1999 due to the timing of licensees' orders.

Royalties - Royalties for the three months ended April 30, 2000 and 1999 were $449,198 and $596,747, respectively, a decrease of $147,549 or 25%. The decrease was due to lower after-market sales of Collagenase ointment (Collagenase Santyl(R)) in the United States by Smith & Nephew during the 2000 first fiscal quarter, as reported to the Company by KPC. During the fourth quarter of calendar 1999, KPC initiated a sales promotion for Collagenase Santyl(R). Wholesalers responded by buying at record levels. As a result, wholesalers purchased less during the subsequent period; the three months ended April 30, 2000.

Cost of Sales - Cost of sales for the three months ended April 30, 2000 and 1999 were $479,787 and $407,871, respectively, an increase of $71,916 or 18%, due to higher net sales. The Company's gross profit margin was higher during the three months ended April 30, 2000 versus 1999 as a result of the allocation of fixed production costs to higher production activity in the 2000 period versus 1999.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 2000 and 1999 were $552,327 and $647,204, respectively, a decrease of $94,877 or 16%. During the quarter ended April 30, 1999, the Company's use of consultants to assist in responding to inspectional observations ("483's") from FDA inspectors, was higher than in the 2000 period, the cost of which are included in SG&A in both periods. In addition, production lab personnel were highly involved in the response effort as well, resulting in a significant level of production inactivity in the 1999 activity. Those costs, approximating $120,000 usually allocated to production, were included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its lab personnel, in responding to the 483s, into the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expense for the three months ended April 30, 2000 and 1999 were $411,679 and $505,701 respectively, representing a decrease of $94,022 or 19%. The Company is sponsoring U.S. clinical trials of its injectable collagenase for two disease conditions. The Company is focusing its R&D on these potential indications. During the 1999 period, there was greater clinical activity, hence greater costs, than in the 2000 period.

Other income (loss), net - Other income (loss), net for the three months ended April 30, 2000 and 1999 was $(58,098) and $41,601 respectively. The decrease of $99,699 was attributable to the decrease in the market value of the Company's investments in equity securities held as trading securities.

Income tax (expense) benefit - The income tax (expense) benefit for the three months ended April 30, 2000 and 1999 was $(3,030) and $100,510 respectively. The 2000 period expense represents current tax liabilities for foreign income taxes, partially offset by an increase in deferred tax assets, principally relating to net operating loss carryback credits. The Company recorded a tax benefit for the three months ended April 30, 1999 partially as a result of its pretax loss. In addition, the Company generated additional orphan drug credits as a result of continued research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods. The Company enjoyed a 2% tax rate ("tax holiday") applicable to pre-tax earnings from operations of its subsidiary in Curacao. The tax holiday expired December 31, 1999. The Company has requested an extension of the tax holiday but has not yet been informed of the Curacao government's decision. If the tax holiday is not extended, the tax rate applicable to pre-tax earnings from operations there could go up to 30%. There can be no assurance the Curacao government will extend the tax holiday. During the period ended April 30, 2000, the provision for taxes attributable to the earnings of the Curacao subsidiary were taken at a 16% rate, pending the outcome of the government's decision.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and new license fees. At April 30, 2000, the Company had working capital of approximately $6.9 million which includes cash and cash equivalents, and marketable securities of approximately $5.9 million. Net cash provided by operating activities during the quarter ended April 30, 2000 was approximately $1.6 million, primarily due to an increase of $1.7 million in deferred revenue. KPC agreed to pay the Company in advance for a portion of its planned purchases of the enzyme in calendar 2000 as part of the agreement between the Company and KPC concerning KPC's sublicense of its exclusive marketing rights to S&N. The advance payment was received during the three months ended April 30, 2000.

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

Management estimates that the Company will spend approximately $3.5 million to remediate both plants. Approximately $1.1 million has been spent through April 2000 on new equipment. In addition, the Company incurred consulting fees and other expenses of approximately $1 million through January 31, 2000 and believes it will incur additional expenses of approximately $600,000 during the fiscal year ended January 31, 2001. The Company believes that the plant remediation program and changes in the Company's quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns. Management also believes that the capital-spending plan will modernize the Company's facilities and improve operational efficiency.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

                                               BioSpecifics Technologies Corp.
                                                        (Registrant)



Date:    June 15, 2000
         -------------

By:      /s/ Edwin H. Wegman
         -------------------------
         Edwin H. Wegman
         Chairman, President, and
         Chief Executive Officer

Date:    June 15, 2000
         -------------

By:      /s/ Albert Horcher
         -------------------------
         Albert Horcher
         Secretary, Treasurer and Principal Financial
         and Chief Accounting Officer