Form 10QSB
period 2000-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2000-09-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: July 31, 2000
                                         -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of September 1, 2000.

   Transitional Small Business Disclosure Format (check one): Yes     No x
                                                                 ----   ----

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3

Consolidated Financial Statements:

         Balance Sheets as of July 31, 2000 (unaudited) and January 31, 2000                             3

         Statements of Operations for the Three and Six Months Ended July 31, 2000
         and 1999                                                                                        4

         Statements of Cash Flows for the Six Months Ended July 31, 2000 and 1999
         (unaudited)                                                                                     5

         Notes to Consolidated Interim Financial Statements (unaudited)                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                            8

Part II - Other Information                                                                             13

SIGNATURES                                                                                              14

                                  PART I. FINANCIAL INFORMATION
                                  Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                    July 31,             January 31,
ASSETS                                                               2000                   2000
                                                                ------------            ------------
Cash and cash equivalents                                       $  3,157,040            $  4,221,447
Marketable securities                                                872,781                 951,398
Accounts receivable                                                1,009,830               1,484,326
Inventory                                                          1,671,900               1,779,531
Deferred tax assets - net                                            745,172                 686,206
Prepaid expenses and other current assets                            208,057                 268,942
                                                                ------------            ------------
   Total current assets                                            7,664,780               9,391,850

Property, plant, and equipment - net                               2,840,883               1,221,337
Due from related parties                                             128,280                 119,780
Other assets                                                          28,812                  28,812
                                                                ------------            ------------

TOTAL ASSETS                                                    $ 10,662,755            $ 10,761,779
                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                           $  1,189,611            $  1,516,915
Notes payable to related parties                                      13,260                  13,010
Income taxes payable                                                  59,574                   3,970
Deferred revenue                                                     466,978                  45,000
                                                                ------------            ------------
     Total current liabilities                                     1,729,423               1,578,895

Minority interest in subsidiaries                                    277,348                 271,448

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                     --                      --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,891,146 shares issued at July 31, 2000 and January 31, 2000          4,891                   4,891
Additional paid-in capital                                         3,734,375               3,734,375
Retained earnings                                                  7,848,309               7,826,810
Accumulated other comprehensive income                                 6,506                   7,412
                                                                ------------            ------------
                                                                  11,594,081              11,573,488
Less: Treasury stock - 361,380 shares, at cost                    (1,911,237)             (1,911,237)
      Notes receivable from chairman                              (1,026,860)               (750,815)
                                                                ------------            ------------
    Stockholders' equity                                           8,655,984               8,911,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 10,662,755            $ 10,761,779
                                                                ============            ============


See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                               Unaudited                       Unaudited
                                                                          Three months ended                Six months ended
                                                                                July 31,                        July 31,
                                                                         2000             1999             2000             1999
                                                                    -----------      -----------      -----------      -----------
Revenues:
   Net sales                                                         $ 1,585,578      $ 1,061,052      $ 2,575,383      $ 1,743,780
   Royalties                                                             478,813          674,777          928,011        1,271,524
                                                                     -----------      -----------      -----------      -----------
                                                                       2,064,391        1,735,829        3,503,394        3,015,304
                                                                     -----------      -----------      -----------      -----------

Costs and Expenses:
   Cost of sales                                                         763,570          605,345        1,243,357        1,013,216
   Selling, general and administrative                                   702,225          820,477        1,254,552        1,467,681
   Research and development                                              364,951          467,029          776,630          972,730
                                                                     -----------      -----------      -----------      -----------
                                                                       1,830,746        1,892,851        3,274,539        3,453,627
                                                                     -----------      -----------      -----------      -----------

Income (loss) from operations                                            233,645         (157,022)         228,855         (438,323)

Other income (expense)
  Investment and other income (loss)                                    (144,994)          88,158         (201,509)         130,849
  Interest expense                                                        (1,262)          (1,260)          (2,845)          (2,350)
                                                                     -----------      -----------      -----------      -----------
                                                                        (146,256)          86,898         (204,354)         128,499
                                                                     -----------      -----------      -----------      -----------

Income (loss) before taxes and minority interest                          87,389          (70,124)          24,501         (309,824)
Income tax benefit                                                         5,930          150,000            2,900          250,000
                                                                     -----------      -----------      -----------      -----------
Income (loss) before minority interest                                    93,319           79,876           27,401          (59,824)
Minority interest in net income or loss of subsidiaries                   (5,900)          (6,375)          (5,900)           4,275
                                                                     -----------      -----------      -----------      -----------
Net income (loss)                                                    $    87,419      $    73,501      $    21,501      ($   64,099)
                                                                     ===========      ===========      ===========      ===========


Basic net income (loss) per common share                             $      0.02      $      0.02      $      0.01      ($     0.01)
                                                                     ===========      ===========      ===========      ===========


Weighted-average common shares outstanding                             4,529,766        4,538,266        4,529,766        4,550,916
                                                                     ===========      ===========      ===========      ===========


Diluted net income (loss) per common share                           $      0.02      $      0.02      $      0.00      ($     0.01)
                                                                     ===========      ===========      ===========      ===========

Weighted-average common and dilutive
potential common shares outstanding                                    4,557,671        4,538,416        4,586,121        4,550,916
                                                                     ===========      ===========      ===========      ===========



See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                   (Unaudited)
                                                                                                Six months ended
                                                                                                    July 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                                                      2000                   1999
                                                                                       -----------             -----------
  Net income (loss)                                                                    $    21,501             ($   63,589)
  Adjustments to reconcile net income (loss)
  to net cash provided by/(used in) operating activities:
    Depreciation                                                                            76,242                  95,750
    (Gain) loss on marketable securities - net                                             344,122                  12,559
    Minority interest in income of subsidiaries                                              5,900                   4,275
    Deferred tax assets                                                                    (58,966)               (257,145)
    Cumulative translation adjustment                                                         (906)                   (641)
  Changes in operating assets & liabilities:
    Accounts receivable                                                                    474,496                  94,486
    Marketable securities - net                                                           (265,505)              1,228,767
    Inventory                                                                              107,631                 (22,859)
    Due from related party                                                                      --                (292,189)
    Prepaid and other current assets                                                        60,885                (125,408)
    Other assets                                                                                 0                  24,882
    Accounts payable & accruals                                                           (327,304)                278,230
    Income taxes payable                                                                    55,604                 (78,566)
    Increase in deferred revenue                                                           421,978                      --
                                                                                       -----------             -----------
      Net cash provided by operating activities                                            915,678                 898,552
                                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to chairman                                                                    (276,045)                     --
  Advances to related parties                                                               (8,250)                    250
  Expenditures for plant, property and equipment                                        (1,695,790)               (168,408)
                                                                                       -----------             -----------
      Net cash used in investing activities                                             (1,980,085)               (168,158)
                                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchases                                                                      --                (177,649)
                                                                                       -----------             -----------
      Net cash used by financing activities                                                      0                (177,649)
                                                                                       -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (1,064,407)                552,745

  CASH AND EQUIVALENTS:
  Beginning of Period                                                                    4,221,447               5,086,725
                                                                                       -----------             -----------
  End of Period                                                                        $ 3,157,040             $ 5,639,470
                                                                                       ===========             ===========

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                                                 $     2,845             $     2,351
                                                                                       ===========             ===========
  Cash paid during period for income taxes                                             $     9,414             $    32,327
                                                                                       ===========             ===========


See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)

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

The Company produces a fermentation-derived enzyme named Collagenase ABC (the "product" or "enzyme") which is licensed by the U.S. Food and Drug Administration (the "FDA") and is indicated for topical debridement of dermal ulcers and burn wounds. The Company operates a production facility in Lynbrook, New York (the "Lynbrook Plant or Facility") and in Curacao, Netherlands Antilles (the "Curacao Plant or Facility"). The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

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

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 2000, the statements of operations for the three and six months ended July 31, 2000 and 1999, and statements of cash flows for the six months ended July 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2000.

3.  Net income (loss) per share
    ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options and warrants are included in the diluted EPS calculation using the treasury stock method for the three and six months ended July 31, 2000 and the three months ended July 31, 1999. During the three and six months ended July 31, 2000, dilutive common stock options included in diluted EPS were 27,905 and 56,355, respectively. During the three months ended July 31, 1999, dilutive common stock options included in diluted EPS were 150. As a result of the net loss for the six months ended July 31, 1999, common stock options and warrants have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in North America, one location in South America, and one location in Europe. As of July 31, 2000, identifiable assets in North America approximated $5.1 million and identifiable assets in South America and Europe approximated $5.6 million. As of January 31, 2000, identifiable assets in North America approximated $5.1 million and identifiable assets in South America and Europe approximated $5.7 million. For the three and six months ended July 31, 2000, total revenues derived in North America approximated $1,830,000 and $3,021,000, respectively, and $234,000 and $482,000 in South America and Europe. For the three and six months ended July 31, 1999, total revenues derived in North America approximated $1,735,000 and $2,763,000, respectively, and $0 and $252,000 in South America and Europe.

5.  Stockholders' equity and other comprehensive income
    ---------------------------------------------------

The only change to stockholders' equity during the periods presented were increases (decreases) to retained earnings due to net income (loss). Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries' assets, liabilities, revenues and expenses into the U.S. dollar at period-end exchange rates. Gains and losses from currency translation were immaterial for the periods presented.

6.  Contingencies
    -------------

See "Liquidity, Capital Resources, and Changes in Financial Condition" for a discussion about the Company's response to FDA inspectional observations.

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

                    Three months ended July 31, 2000 and 1999
                    -----------------------------------------

Net sales - Net sales for the three months ended July 31, 2000 and 1999 were $1,585,578 and $1,061,052 respectively, representing an increase of $524,526 or 49%. The entire increase is from higher deliveries of Collagenase ABC to KPC during the current three-month period. As reported to the Company by KPC, the higher deliveries to KPC are due to KPC's intention to build up an inventory of Collagenase Santyl(R) Ointment, which it will in turn sell to S&N. Sales of Collagenase ABC to pharmaceutical companies in countries outside the United States remained the same.

Royalties - Royalties for the three months ended July 31, 2000 and 1999 were $478,813 and $674,777, respectively, representing a $195,964 or 29% decrease. As reported to the Company by KPC, during the three months ended July 31, 2000, S&N sold lower amounts of Collagenase Santyl(R), on which the royalty is earned, than did KPC in the year ago period. The Company believes the decline is due to the transition of the Collagenase Santyl(R) marketing from KPC to S&N, as discussed in Note 1 to the Company's Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the three months ended July 31, 2000 and 1999 were $763,570 and $605,345, respectively, representing an increase of $158,225, or 26%, due to higher net sales. Gross profit margin improved to 52% from 43% due to higher net sales volume, into which fixed costs are more quickly absorbed, resulting in a higher gross profit.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2000 and 1999 were $702,225 and $820,477, respectively, representing a decrease of $118,252 or 14%. During the prior year quarter ended July 31, 1999, the Company engaged, to a greater extent over the current period, consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which are included in SG&A. In addition, production lab personnel were more highly involved in the response effort as well in the prior year period as compared to the current period, resulting in some level of production inactivity. Those costs usually allocated to production were included in SG&A. The Company anticipates that into the foreseeable future there will be considerable consultation costs and involvement of its lab personnel in responding to the 483s. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended July 31, 2000 and 1999 were $364,951 and $467,029, respectively, representing a decrease of $102,078, or 22%. During the quarter ended July 31, 1999, higher clinical trial costs were incurred for clinical trials in the U.S. for Dupuytren's disease and Peyronie's disease. During the quarter ended July 31, 2000, those trials were at or near completion, hence lower costs were incurred. The Company expects future R&D expenses to equal or slightly exceed the level incurred in the current quarter, as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income (loss)- net - Other income (loss)- net for the three months ended July 31, 2000 and 1999 was $(146,256) and $86,898 respectively. The decrease of $233,154 was due primarily to decreasing values of equity securities held as trading security investments in the current year period versus the prior period. The decrease is also due to lower levels of funds available for investment in the current period versus the year ago period.

Income tax benefit - The income tax benefit for the three months ended July 31, 2000 and 1999 was $5,930 and $150,000, respectively, a decrease of $144,070. The Company recorded a higher tax benefit generated by orphan drug tax credits for the three months ended July 31, 1999 as a result of greater research expenditures for Dupuytren's and Peyronie's diseases versus the three months ended July 31, 2000. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.

                     Six months ended July 31, 2000 and 1999
                     ---------------------------------------

Net sales - Net sales for the six months ended July 31, 2000 and 1999 were $2,575,383 and $1,743,780, respectively, representing an $831,603, or 48%
increase. The increase in net sales was due to a 41% increase in deliveries of Collagenase ABC to KPC in the United States, and a 100% increase in deliveries to pharmaceutical companies in countries outside the United States. As reported to the Company by KPC, the higher deliveries are due to KPC's intention to build up an inventory of Collagenase Santyl(R) Ointment, which it will in turn sell to S&N.

Royalties - Royalties for the six months ended July 31, 2000 and 1999 were $928,011 and $1,271,524, respectively, representing a $343,513 or 27% decrease. As reported to the Company by KPC, during the six months ended July 31, 2000, S&N sold lower amounts of Collagenase Santyl(R), on which the royalty is earned, than did KPC in the year ago period. The Company believes the decline is due to the transition of the Collagenase Santyl(R) marketing from KPC to S&N, which took place January 31, 2000, as discussed in Note 1 to Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the six months ended July 31, 2000 and 1999 were $1,243,357 and $1,013,216, respectively, representing an increase of $230,141 or 23% due to higher net sales. Gross profit margin improved to 52% from 42% due to higher net sales volume, into which fixed costs are more quickly absorbed, resulting in a higher gross profit.

Selling, general and administrative - SG&A expenses for the six months ended July 31, 2000 and 1999 were $1,254,552 and $1,467,681, respectively, representing a $213,129, or 15% decrease. As explained above, during the period ended July 31, 1999, the Company engaged consultants to a greater extent than in the current year period, to assist in responding to 483's, the cost of which are included in SG&A. In addition, in the 1999 period production lab personnel were highly involved in the response effort as well, compared to the current period, resulting in a some level of production inactivity. Those costs usually allocated to production are included in SG&A.

The Company anticipates that into the foreseeable future there will be considerable consultation costs and involvement of its lab personnel in responding to the 483s. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - R&D expenses for the six months ended July 31, 2000 and 1999 were $776,630 and $972,730, respectively, representing a decrease of $196,100 or 20%. During the six month period ended July 31, 1999, higher clinical trial costs were incurred as trials for Dupuytren's disease and Peyronie's disease advanced in the U.S. The Company expects future R&D expenses to equal or slightly exceed the level incurred in the current period, as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income (loss) - net - Other income (loss) - net for the six months ended July 31, 2000 and 1999 was $(204,354) and $128,499, respectively. The decrease of $332,853 was due primarily to decreasing values of equity securities held as trading security investments in the current year period versus the prior period. The decrease is also due to lower levels of funds available for investment in the current period versus the year ago period.

Income tax benefit - The income tax benefit for the six months ended July 31, 2000 and 1999 was $2,900 and $250,510, respectively, a decrease of $247,610. The Company recorded a higher tax benefit generated by orphan drug tax credits for the six months ended July 31, 1999 as a result of greater research expenditures for Dupuytren's and Peyronie's diseases versus the six months ended July 31, 2000. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods.

LIQUIDITY, CAPITAL RESOURCES, AND CHANGES IN FINANCIAL CONDITION
----------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and new license fees. At July 31, 2000, the Company had working capital of approximately $5.9 million which includes cash and cash equivalents, and marketable securities of approximately $4.0 million. Net cash provided by operating activities during the six months ended July 31, 2000 was approximately $915,000, partially due to an increase of $422,000 in deferred revenue. KPC agreed to pay the Company in advance for a portion of its planned purchases of the enzyme in calendar 2000 as part of the agreement between the Company and KPC concerning KPC's sublicense of its exclusive marketing rights to S&N. The advance payment was received during the six months ended July 31, 2000. During the six months ended July 31, 2000, the Company expended almost $1.7 million for plant, property and equipment, primarily for the renovation of its production plant in Curacao.

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

The Company started renovating the Curacao plant in March 2000 and as a result suspended the production of enzyme at that location. The Curacao plant will not resume the production of enzyme until construction is complete, the plant is validated and the FDA permits the Company to resume operations and approves the product itself. The Company also voluntarily suspended the production of enzyme at its Lynbrook facility, although final-stage production and testing continue there. Renovations at the Lynbrook facility are planned to begin in the fourth quarter of calendar 2000. In anticipation of the renovations and suspension of manufacturing operations, the Company accumulated an inventory of the product which it estimates KPC can use to contract manufacture Santyl(R) into the second quarter of calendar 2001. In the opinion of the Company, this would permit KPC to supply S&N with Santyl(R) through the second quarter of calendar 2002.

Management estimates that the Company will spend approximately $3.5 million to remediate both plants. Approximately $2.5 million of that amount has been spent since inception of renovations through July 2000 on new equipment related to the renovation in Curacao. In addition, the Company incurred consulting fees and other expenses of approximately $1 million through January 31, 2000 and believes it will incur additional consulting fees of approximately $600,000 during the fiscal year ended January 31, 2001. The Company believes that the plant remediation program and changes in the Company's quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns. Management also believes that the capital-spending plan will modernize the Company's facilities and improve operational efficiency.

A supplement to ABC's Establishment License will have to be approved by the FDA after the renovation before any additional enzyme produced at the Curacao facility can be used by KPC. As part of the approval process for the supplement, the FDA may conduct an inspection of the Curacao facility. The Company currently estimates that the Curacao could be back in production by the fourth quarter of calendar 2000 and have enzyme available for KPC during the third quarter of calendar 2001. Due to the uncertainty of the FDA approval process however, there can be no assurances that these target dates will be met.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Liquidity, Capital Resources, and Change in Financial Condition."

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a.) The annual meeting of stockholders was held August 3, 2000. The purpose of the meeting was to elect two directors of the Company.

(b.) The directors elected at the stockholders' meeting were Thomas L. Wegman and Paul Gitman, MD., whose terms expire in 2003. The other directors whose terms of office as director continued after the meeting are Edwin H. Wegman and Rainer Friedel, MD., whose terms of office expire in 2002, and Henry Morgan and Louis Lasagna, MD., whose terms of office expire in 2001.

(C.)  The result of the election was as follows:

                           Votes For                        Votes Withheld
                           ---------                        --------------
Thomas L. Wegman           4,318,842                           42,569
Paul Gitman, MD.           4,318,842                           46,425

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BioSpecifics Technologies Corp.
                                                     (Registrant)



Date:    September 14, 2000
         -------------------



By:/s/Edwin H. Wegman
   -------------------------------------
      Edwin H. Wegman
      Chairman and President






Date:    September 14, 2000
         ------------------



By:/s/Albert Horcher
   -------------------------------------
      Albert Horcher
      Treasurer, Principal Financial and
      Chief Accounting Officer