Form 10QSB
period 2000-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2000-12-15
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2000
                                ----------------

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

Yes  x    No____
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of December 1, 2000.

         Transitional Small Business Disclosure Format (check one):

                             Yes      No  x
                                ----     ---

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION                                             3


Item 1.  Financial Statements                                              3


Consolidated Financial Statements:


         Balance Sheets as of October 31, 2000 (unaudited) and
         January 31, 2000                                                  3


         Statements of Operations for the Three and Nine Months Ended
         October 31, 2000 and 1999 (unaudited)                             4


         Statements of Cash Flows for the Nine Months Ended
         October 31, 2000 and 1999 (unaudited)                             5

         Notes to Consolidated Interim Financial Statements
         (unaudited)                                                       6


         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

Part II - Other Information                                               13

Signatures                                                                14

                                PART I. FINANCIAL INFORMATION

                                Item 1. Financial Statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                      October 31,          January 31,
                                                                         2000                  2000
                                                                     ------------         ------------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                            $  1,677,702         $  4,221,447
Marketable securities                                                     526,720              951,398
Accounts receivable                                                       892,752            1,484,326
Inventory                                                               2,021,453            1,779,531
Deferred tax assets - net                                                 761,206              686,206
Prepaid expenses and other current assets                                 175,356              268,942
                                                                     ------------         ------------
   Total current assets                                                 6,055,189            9,391,850

Property, plant, and equipment - net                                    3,963,052            1,221,337
Due from related parties                                                  128,280              119,780
Other assets                                                               28,811               28,812
                                                                     ------------         ------------

TOTAL ASSETS                                                         $ 10,175,332         $ 10,761,779
                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $  1,590,414         $  1,516,915
Notes payable to related parties                                           13,385               13,010
Income taxes payable                                                           --                3,970
Deferred revenue                                                          466,978               45,000
                                                                     ------------         ------------
     Total current liabilities                                          2,070,777            1,578,895

Minority interest in subsidiaries                                         257,248              271,448

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                          --                   --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,891,146 shares issued at Oct. 31, 2000 and January 31, 2000               4,891                4,891
Additional paid-in capital                                              3,751,874            3,734,375
Retained earnings                                                       7,083,983            7,826,810
Accumulated other comprehensive income                                      5,497                7,412
                                                                     ------------         ------------
                                                                       10,846,245           11,573,488
Less: Treasury stock - 361,380 shares, at cost                         (1,911,237)          (1,911,237)
         Notes receivable from chairman                                (1,087,701)            (750,815)
                                                                     ------------         ------------
    Stockholders' equity                                                7,847,307            8,911,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 10,175,332         $ 10,761,779
                                                                     ============         ============

          See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                                         Three months ended                Nine months ended
                                                                              October 31,                      October 31,
                                                                         2000             1999             2000            1999
                                                              ------------------------------------------------------------------
                                                                            (Unaudited)                      (Unaudited)
Revenues:
   Net sales                                                          $69,434         $999,410       $2,644,817      $2,743,190
   Royalties                                                          503,414          767,265        1,431,425       2,038,789
                                                              ..................................................................
Total Revenues                                                        572,848        1,766,675        4,076,242       4,781,979
                                                              ------------------------------------------------------------------
Costs and Expenses:
   Cost of sales                                                      340,705          597,820        1,584,062       1,611,036
   Selling, general and administrative                                788,615          643,116        2,043,167       2,110,797
   Research and development                                           252,127          404,618        1,028,757       1,377,348
                                                              ..................................................................
Total costs and expenses                                            1,381,447        1,645,554        4,655,986       5,099,181
                                                              ------------------------------------------------------------------
Income (loss) from operations                                        (808,599)         121,121         (579,744)       (317,202)

Other income (expense)
  Investment and other income (loss)                                  (66,975)         (13,449)        (268,484)        117,400
  Interest expense                                                       (952)            (857)          (3,797)         (3,207)
                                                              ..................................................................
Total other income (expense) - net                                    (67,927)         (14,306)        (272,281)        114,193
                                                              ------------------------------------------------------------------
Income (loss) before provision for income taxes                      (876,526)         106,815         (852,025)       (203,009)
   Income tax expense (benefit)                                       (92,100)          25,260          (95,000)       (225,250)
                                                              ..................................................................
Income (loss) before minority interest                               (784,426)          81,555         (757,025)         22,241
Less: minority interest                                               (20,100)           5,000          (14,200)          9,275
                                                              ..................................................................
Net income (loss)                                                   ($764,326)         $76,555        ($742,825)        $12,966
                                                              ==================================================================

Basic net income (loss) per common share                               ($0.17)           $0.02           ($0.16)          $0.00
                                                              ==================================================================

Weighted-average common shares outstanding                          4,529,766        4,529,766        4,529,766       4,543,866
                                                              ==================================================================

Diluted net income (loss) per common share                             ($0.17)           $0.02           ($0.16)          $0.00
                                                              ==================================================================
Weighted-average common and dilutive
potential common shares outstanding                                 4,529,766        4,529,766        4,529,766       4,546,116
                                                              ==================================================================

          See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                          Nine months ended
                                                                                                             October 31,
                                                                                          2000                   1999
                                                                                -----------------------------------------
                                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     ($742,825)               $12,966
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation                                                                          115,193                143,625
    Loss on marketable securities - net                                                   441,811                 77,030
    Minority interest                                                                     (14,200)                 9,275
    Issuance of stock options                                                              17,500                     --
    Deferred tax assets                                                                   (75,000)              (257,145)
  Changes in operating assets & liabilities:
    Accounts receivable                                                                   591,574               (970,891)
    Marketable securities - net                                                           (17,133)               935,758
    Inventory                                                                            (241,922)              (154,354)
    Prepaid expenses and other current assets                                              93,586                 43,775
    Decrease in other assets                                                                    -                 25,463
    Accounts payable and accrued expenses                                                  73,499                239,942
    Income taxes payable                                                                   (3,970)               (76,746)
    Deferred revenue                                                                      421,978                     --
                                                                                .........................................
      Net cash provided by operating activities                                           660,091                 28,698
                                                                                -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to chairman                                                                 (336,886)              (504,206)
    Advances to related parties                                                            (8,500)                (3,500)
  Expenditures for plant, property and equipment                                       (2,856,910)              (589,780)
                                                                                -----------------------------------------
      Net cash used in investing activities                                            (3,202,296)            (1,097,486)
                                                                                -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes with related parties                                                    375                    375
  Treasury stock purchases                                                                     --               (177,649)
                                                                                -----------------------------------------
      Net cash used in financing activities                                                   375               (177,274)
                                                                                -----------------------------------------

                                                                                -----------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (1,915)                (1,286)
                                                                                -----------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (2,543,745)            (1,247,348)

  CASH AND EQUIVALENTS:
  Beginning of Period                                                                   4,221,447              5,086,725
                                                                                .........................................
  End of Period                                                                        $1,677,702             $3,839,377
                                                                                =========================================

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for interest                                                 $3,797                 $3,209
                                                                                =========================================
  Cash paid during the period for income taxes                                            $33,563                $32,327
                                                                                =========================================

          See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                                   (UNAUDITED)

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

The Company derives most of its net sales of product revenues and all of its royalty revenues from one customer, Knoll Pharmaceutical Company ("KPC"). KPC acts as the Company's contract manufacturer by compounding the product into Collagenase Santyl(R) (Santyl(R)), an ointment used to treat various types of skin wounds, particularly chronic dermal ulcers and severely burned areas. The Company and KPC are parties to a licensing agreement expiring in August 2003 providing KPC with exclusive rights to market Santyl(R) in North America in exchange for purchases of the product and royalties on KPC's Santyl(R) sales to distributors. The license agreement has an automatic ten-year renewal clause unless KPC elects not to renew the agreement. The rest of the Company's revenues come from product sales to pharmaceutical companies in Brazil and India.

On January 31, 2000, pursuant to a sublicense and assignment agreement, to which ABC-New York is not a party, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC will continue to purchase the product from the Company and manufacture Santyl(R). S&N will market the Santyl(R). In connection with the sublicense, the Company entered into several contemporaneous agreements with KPC and S&N.

These agreements included one allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. (See "Liquidity, Capital Resources, and Changes in Financial Condition".) KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect all adjustments considered necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 2000, the statements of operations for the three and nine months ended October 31, 2000 and 1999, and statements of cash flows for the nine months ended October 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2000.

3.  Net income (loss) per share
    ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three and nine months ended October 31, 2000, common stock options have not been included in the diluted EPS calculation, as their effect would have been antidilutive. During the three and nine months ended October 31, 1999, dilutive common stock options included in diluted EPS were 0 and 2,250, respectively.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in North America, one location in South America, and one location in Europe. As of October 31, 2000, identifiable assets in North America approximated $4.8 million and identifiable assets in South America and Europe approximated $5.0 million. As of January 31, 2000, identifiable assets in North America approximated $5.1 million and identifiable assets in South America and Europe approximated $5.7 million. For the three and nine months ended October 31, 2000, total revenues derived in North America approximated $524,000 and $3,545,000, respectively, and $49,000 and $531,000 in South America and Europe. For the three and nine months ended October 31, 1999, total revenues derived in North America approximated $1,629,000 and $4,392,000, respectively, and $138,000 and $390,000 in South America and Europe.

5.  Stockholders' equity and other comprehensive income
    ---------------------------------------------------

The change to stockholders' equity during the periods presented were increases (decreases) to retained earnings due to net income (loss) and increases in additional paid in capital due to recognition of expense for fully vested and non-forfeitable stock options granted to non-employees.

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

                  Three months ended October 31, 2000 and 1999
                  --------------------------------------------

Net sales - Net sales for the three months ended October 31, 2000 and 1999 were $69,434 and $999,410 respectively, representing a $929,976 or 93% decrease. During the three months ended October 31, 2000 none of the Company's inventory of enzyme product, Collagenase ABC, was in the finished stage and available for delivery to KPC, due to the implementation of new production controls. These controls have lengthened the production cycle and the impact was felt during the three months ended October 31, 2000. The Company presently anticipates it will recommence deliveries in the fourth quarter of this fiscal year, although there can be no assurance as to timing.

KPC has indicated that the Company may deliver any of the enzyme product in inventory as soon as it is finished. Net sales includes testing of ointment compounded by KPC during both periods presented.

Royalties - Royalties for the three months ended October 31, 2000 and 1999 were $503,414 and $767,265 respectively, representing a $263,851 or 34% decrease. As reported to the Company by KPC, during the three months ended October 31, 2000, S&N's sales of Collagenase Santyl(R), on which the royalty is earned, are 34% lower than the level achieved by KPC in the year ago period. The Company believes the decline is due to the transition of the Collagenase Santyl(R) marketing from KPC to S&N, as described in Note 1 to the Company's Consolidated Interim Financial Statements. S&N will not match in 2000 the level of Collagenase Santyl(R) sales achieved by KPC in 1999. S&N has advised the Company that it believes it will achieve higher sales of Santyl(R) in calendar 2001, although there can be no assurance that this will be achieved.

Cost of sales - Cost of sales for the three months ended October 31, 2000 and 1999 were $340,705 and $597,820 respectively, representing an decrease of $257,115 or 43% due to much lower sales in the more recent quarter. Cost of sales were incurred due to the recognition of fixed costs which are incurred regardless of the level of net sales. The Company has increased production personnel, particularly in the Quality Control and Quality Assurance departments. In the future, cost of sales may be higher than historic levels due to higher staffing costs and amortization of the cost of the new facilities.

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2000 and 1999 were $788,615 and $643,116 respectively, representing a $145,499 or 23% increase. During the quarter ended October 31, 2000, all operating costs incurred in Curacao were classified as SG&A since there was no production activity there; in the year ago period, the Curacao facility was producing collagenase and operating costs were classified as cost of sales. Also during the quarters ended October 31, 2000 and 1999, the Company continued to engage consultants to assist in responding to FDA observations on FDA's Form 483 ("483s") from FDA inspectors, the cost of which are included in SG&A. The Company anticipates that there will be considerable consultation costs and involvement of its laboratory personnel in responding to the 483s through the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended October 31, 2000 and 1999 were $252,127 and $404,618 respectively, representing a decrease $152,491 or 38%. The decline was due to lower involvement of the Company's laboratory staff in the development process, as the Company's products are in outside clinics, and as internal staff has dedicated more of its efforts to addressing the inspectional observations made by the FDA (see "Liquidity, Capital Resources, and Changes in Financial Condition"). The Company has sponsored Phase 2 clinical trials of injectable collagenase for Dupuytren's disease and a Phase 1 trial for Peyronie's disease, both of which have been granted Orphan Drug status by the FDA.

Other income (expense) - net - Other income (expense) - net for the three months ended October 31, 2000 and 1999 was ($67,927) and ($14,306) respectively, an increase of ($53,621).

The increase in other expense - net during the three months ended October 31, 2000 was due to the decrease in market value of the Company's investments in equity securities held as trading security investments.

Income tax expense (benefit) - Income tax expense (benefit) for the three months ended October 31, 2000 and 1999 was ($92,100) and $25,260 respectively, a decrease in expense of $117,360. The decrease in expense was due to lower profitability at the Company's subsidiaries. The Company recorded net tax (benefits) generated by orphan drug tax credits for the three months ended October 31, 2000 and 1999 from clinical research expenditures for Dupuytren's and Peyronie's diseases. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods. The Company has been advised by the government of Curacao that the income tax holiday the Company's subsidiary has enjoyed since it started operations there has been extended for 15 years, effective January 1, 2000. Therefore, the income tax rate on profits at the Curacao subsidiary, will remain at 2%, as opposed to the statutory rate of 30%.

                   Nine months ended October 31, 2000 and 1999
                   -------------------------------------------

Net sales - Net sales for the nine months ended October 31, 2000 and 1999 were $2,644,817 and $2,743,190 respectively, representing a $98,373 or 4% decrease. During the three months ended October 31, 2000 none of the Company's inventory of enzyme product, Collagenase ABC, was in the finished stage and available for delivery to KPC, due to the implementation of new production controls. These controls have lengthened the production cycle and the impact was felt during the three months ended October 31, 2000. The Company presently anticipates it will recommence deliveries in the fourth quarter of this fiscal year, although there can be no assurances as to the timing. KPC has indicated that the Company may deliver any of the enzyme product in inventory as soon as it is finished. Net sales includes testing of ointment compounded by KPC during both periods presented.

Royalties - Royalties for the nine months ended October 31, 2000 and 1999 were $1,431,425 and $2,038,789 respectively, representing a $607,364 or 30% decrease. As reported to the Company by KPC, during the nine months ended October 31, 2000, S&N's sales of Collagenase Santyl(R), on which the royalty is earned, are 30% lower than sales achieved by KPC in the year ago period. The Company believes the decline is due to the transition of the Collagenase Santyl(R) marketing from KPC to S&N, as described in Note 1 to the Company's Consolidated Interim Financial Statements. S&N will not match in 2000 the level of Collagenase Santyl(R) sales achieved by KPC in 1999. S&N has advised the Company that it believes it will achieve higher sales of Santyl(R) in calendar 2001, although there can be no assurance that this will be achieved.

Cost of sales - Cost of sales for the nine months ended October 31, 2000 and 1999 were $1,584,062 and $1,611,036 respectively, representing a decrease of $26,974 or 2% due to the lower level of sales. The Company has increased production personnel, particularly in the Quality Control and Quality Assurance departments. In the future, cost of sales may be higher than historic levels due to higher staffing costs and amortization of the cost of the new facilities.

Selling, general and administrative - SG&A expenses for the nine months ended October 31, 2000 and 1999 were $2,043,167 and $ 2,110,797 respectively, representing a $67,630 or 3% decrease. During the nine months ended October 31, 2000, the Company continued to engage consultants to assist in responding to FDA 483s, the cost of which are included in SG&A, but at a lower level than the year ago period. However, most operating costs incurred in Curacao during the nine months ended October 31, 2000 were classified as SG&A since there was no production activity there; in the year ago period, the Curacao facility was producing collagenase and operating costs were classified as cost of sales. The Company anticipates that there will be considerable consultation costs and involvement of its laboratory personnel in responding to the 483s through the foreseeable future. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development expenses for the nine months ended October 31, 2000 and 1999 were $1,028,757 and $1,377,348 respectively, representing a decrease of $348,591 or 25%. In both periods the Company sponsored Phase 2 clinical trials of injectable collagenase for Dupuytren's disease and a Phase 1 trial for Peyronie's disease, both of which have been granted Orphan Drug status by the FDA. However, the clinical activity was greater during the year ago period. Also, internal R&D staff costs declined as development moved to outside clinics, and as the internal staff dedicated more of its efforts to addressing the inspectional observations made by the FDA (see "Liquidity, Capital Resources, and Changes in Financial Condition").

Other income (expense) - net - Other income (expense) - net for the nine months ended October 31, 2000 and 1999 was ($272,281) and $114,193 respectively, an decrease of $386,474 in other income - net. The decrease during the nine months ended October 31, 2000 was due to the decrease in market value of the Company's investments in equity securities held as trading security investments.

Income tax (benefit) - Income tax (benefit) for the nine months ended October 31, 2000 and 1999 was ($95,000) and ($225,250) respectively. The Company generated higher Orphan Drug tax credits as a result of higher clinical research expenditures for Dupuytren's and Peyronie's diseases during the nine months ended October 31, 1999 versus 2000. The benefit is available as a carryback/carryforward against income taxes paid in prior/future periods. The Company has been advised by the government of Curacao that the income tax holiday the Company's subsidiary has enjoyed since it started operations there has been extended for 15 years, effective January 1, 2000. Therefore, the income tax rate on profits at the Curacao subsidiary, will remain at 2%, as opposed to the statutory rate of 30%.

                  LIQUIDITY, CAPITAL RESOURCES, AND CHANGES IN
                  --------------------------------------------
                               FINANCIAL CONDITION
                               -------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and new license fees. At October 31, 2000, the Company had working capital of approximately $3.9 million, which includes cash and cash equivalents, and marketable securities of approximately $2.2 million. Net cash provided by operating activities during the nine months ended October 31, 2000 was approximately $660,000, partially due to an increase of $422,000 in deferred revenue.

KPC agreed to pay the Company in advance for a portion of its planned purchases of the enzyme product in calendar 2000 as part of the agreement between the Company and KPC concerning KPC's sublicense of its exclusive marketing rights to S&N. The advance payment was received during the nine months ended October 31, 2000. During the nine months ended October 31, 2000, the Company expended almost $2.9 million for plant, property and equipment, primarily for the renovation of its production plant in Curacao.

In 1999, the Company was issued a list of inspectional observations made by the FDA in Form 483 citing numerous deficiencies in the Company's compliance with FDA regulations at its manufacturing plants in Lynbrook and Curacao and at KPC's contract manufacturing facility. The FDA advised the Company that it would revoke the Company's license to manufacture the enzyme and ointment unless the Company could immediately provide satisfactory assurance to the FDA (including submitting a comprehensive plan of corrective action) addressing the FDA's observations and otherwise demonstrate compliance with the applicable regulations. The Company responded to the FDA by submitting a comprehensive plan of corrective action providing for (i) the renovation of the Lynbrook and Curacao manufacturing plants, (ii) the reorganization of the Company's quality control and quality assurance departments, (iii) an upgrade of quality control standards and procedures and (iv) the hiring of additional personnel in the quality control and quality assurance departments. The Company has retained an outside consulting firm with expertise in FDA regulatory compliance matters to assist in developing and implementing the corrective action plan.

The Company started renovating the Curacao plant in March 2000 and as a result suspended the production of enzyme at that location. The Curacao plant will not resume the production of enzyme until construction is complete. Future production at the Curacao plant cannot be sold until the Company validates the plant and the FDA approves the validation. The Company voluntarily suspended the production of enzyme at its Lynbrook facility, although final-stage production and testing continue there. Renovations at the Lynbrook facility began in the fourth quarter of calendar 2000. In anticipation of the renovations and suspension of manufacturing operations, the Company accumulated an inventory of the product which it estimates KPC can use to contract manufacture Santyl(R) into the first quarter of calendar 2002. In the opinion of the Company, this would permit KPC to supply S&N with Santyl(R) through the second quarter of calendar 2002.

A supplement to ABC's Establishment License will have to be approved by the FDA after the renovation before any additional enzyme produced at the Curacao facility can be used by KPC. As part of the approval process for the supplement, the FDA may conduct an inspection of the Curacao facility. Completion of construction in Curacao is expected in January 2001 and validation runs would begin in February. The Company can give no assurances as to when the Curacao facility will be operational. If the supplement to ABC's Establishment License is approved in a timely manner, the Company estimates that enzyme produced at the Curacao facility will be available for delivery to KPC during the second quarter of calendar 2002. Due to the uncertainty of the FDA approval process however, there can be no assurances that these target dates will be met.

Management estimates that the Company will spend approximately $5 million to remediate both plants. Approximately $3.75 million of that amount has been spent since inception of renovations through October 31, 2000. In addition, the Company incurred consulting fees and other expenses of approximately $1 million during the prior fiscal year ended January 31, 2000 and believes it will incur additional consulting fees of approximately $400,000 during the current fiscal year ended January 31, 2001. The Company believes that the plant remediation program and changes in the Company's quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns. Management also believes that the capital-spending plan will modernize the Company's facilities and improve operational efficiency.

The Company expects to have adequate cash to fund operations and complete the renovation of the production facilities and continue its research efforts. The Company's liquidity would be seriously challenged if it is unable to deliver product in inventory, if the cost of renovations significantly exceed planned costs, or if there is an unanticipated delay in when the renovated facilities can produce and sell product. The Company is continuing to explore strategic options, including the raising of additional capital for operations and to accelerate development of products now moving through clinical development towards market introduction. There can be no assurance, however, that the Company will be able to access additional capital, or that the products in development will be approved for marketing.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

                                            BioSpecifics Technologies Corp.
                                            (The Registrant)



Date:    December 14, 2000
         -----------------



By: /s/ Edwin H. Wegman
    ----------------------
        Edwin H. Wegman
        Chairman and President



Date:    December 14, 2000
         -----------------


By: /s/ Albert Horcher
    ----------------------
        Albert Horcher
        Treasurer, Principal Financial and
        Chief Accounting Officer