Form 10KSB
period 2001-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2001-05-17
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

      (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001
                         -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   ---------------

Commission file number 0-19879
                       -------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                         -------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                                11-3054851
         --------                                                ----------
(State or other jurisdiction of)                             (I.R.S. Employer
incorporation or organization                                Identification No.)

 35 Wilbur Street, Lynbrook, New York                                  11563
--------------------------------------                             ------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were approximately $5,532,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $2,100,000 computed by reference to the last sale price at which the stock was sold on April 25, 2001 as reported by Nasdaq. As of April 25, 2001, 4,529,766 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the 2001 annual meeting of shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

         The Company* is engaged in the business of producing and licensing for sale by others a fermentation derived enzyme named Collagenase ABC which is approved by the U.S. Food and Drug Administration ("FDA"), and researching and developing additional products derived from this enzyme for potential use as pharmaceuticals. The Company derives substantially all of its revenues through an exclusive license agreement with a pharmaceutical company in the United States, Knoll Pharmaceutical Company ("KPC"). These revenues are derived from two sources i.) sale of Collagenase ABC enzyme in powder form (the "product" or the "enzyme") and ii.) royalties on sales of Collagenase Santyl(R) Ointment, which contains the product, to distributors. Since 1972, the Company has sold Collagenase ABC, its only commercial product to date, principally in the United States through KPC. On January 31, 2000, KPC sublicensed its exclusive marketing rights to Smith & Nephew, Inc. ("S&N") with the Company's permission. See "Agreements for the Distribution of Collagenase ABC". In March 2001, KPC became an indirect wholly owned subsidiary of Abbott Laboratories ("Abbott").

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

Agreements for the Distribution of Collagenase ABC
--------------------------------------------------

         Collagenase ABC enzyme powder (the "product" or the "enzyme") is the active ingredient of a topical ointment. The Company does not directly market the product to end-users. It supplies the product in powder form, primarily to KPC and to a lesser extent other pharmaceutical companies, which compound the product into ointment that is then marketed to end-users. The Company's production of the product was voluntarily suspended in March 2000 due to renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage continues at the Lynbrook facility. Until completion of the renovation, subsequent validation, and approval by the FDA, the Company will supply customers with the product from its inventory. See "Manufacturing" and "Government Regulation." Pursuant to the agreement with KPC, the Company supplies KPC with the product and monitors the production by KPC of an ointment containing the product. KPC marketed this ointment under its registered trademark, Collagenase Santyl(R), in the United States since 1972, and in Canada since 1994. Commencing February 2000, S&N began marketing the product under the sublicensing agreement with KPC.

--------------------------------------------------------------------------------
o As used in this Report on Form 10-KSB, the terms "Company" and "Registrant" are used interchangeably and denote BioSpecifics Technologies Corp., a holding company for three related entities, Advance Biofactures Corp. ("ABC-NY"), Advance Biofactures of Curacao, N.V. ("ABC-Curacao"), and Biospecifics Pharma GmbH ("Bio Pharma"). The Company owns approximately 97.2% of the capital stock of each of ABC-NY and ABC-Curacao, and 100% of Bio Pharma. Unless the context indicates otherwise, references to the Company and the Registrant includes these entities.
--------------------------------------------------------------------------------

KPC Agreement and Sublicense
----------------------------

         The Company has an agreement with KPC (the "KPC Agreement") which runs through 2003 and automatically renews for an additional 10-year period unless KPC notifies the Company, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the initial term. The KPC Agreement provides that KPC is the Company's exclusive licensee to market Collagenase Santyl(R) ("Santyl(R)") in the United States and Canada so long as KPC uses its best efforts to increase sales. KPC pays the Company for the product, at a price that is subject to annual adjustment based upon increases in the Company's actual manufacturing costs, not to exceed increases in the consumer price index for certain items. KPC also pays the Company a royalty based upon net Santyl(R) sales on an annual basis. Royalties for fiscal 2001 and 2000 were approximately $2,095,000 and $2,947,000, respectively. As part of the KPC Agreement, KPC and its U.S. affiliates have (i) agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than the Company, (ii) will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than the Company, and (iii) will not collaborate with any third party attempting to achieve a registration.

         On January 31, 2000, pursuant to a sublicense and assignment agreement (the "Sublicense Agreement"), to which ABC is not a party, KPC sublicensed its exclusive marketing rights to S&N with the consent of ABC. Under the sublicense, KPC continues to purchase the product from the Company and contract manufacture Santyl(R). S&N markets Santyl(R) and sells it to distributors. In connection with the sublicense, the Company entered into several agreements with KPC and S&N. These included an agreement allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. KPC will assign its license rights (as opposed to the current sublicense arrangement) in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. See "Government Regulation". If the license rights are assigned to S&N, the KPC agreement will be extended at that time until 2013, and automatically renew for an additional 10-year term unless S&N notifies the Company, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the 2013 term.

         KPC accounted for approximately $4,970,000 and $5,953,000 in product sales and royalties of the Company for the fiscal years ended January 31, 2001 and 2000, respectively. These amounts were approximately 90% of the Company's revenues during both the respective fiscal years. As of January 31, 2001, the Company had approximately $2.2 million of firm booked orders with KPC for the product, compared to approximately $2.1 million of firm booked orders with KPC as of January 31, 2000. The Company's product is approved in two other countries, Brazil and India, and sold to commercial customers in those countries, who compound the product into ointment. In fiscal 2001 and 2000, sales to the customers in Brazil and India represented approximately 10% and 8%, respectively, of total revenues. The Company has a license agreement with the customer in India. There is no license and supply agreement with the customer in Brazil. The product and purified collagenase may also be sold for non-sponsored research purposes.

Other Agreements for the distribution of Collagenase ABC
--------------------------------------------------------

         In 1996, the Company entered into an agreement to license the product for sale as an ointment in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when the German health authority grants marketing approval of Collagenase ABC ointment. During fiscal 1997, the Company recognized $20,000 in license fees and deferred revenue of $45,000 from this agreement. The Company's German subsidiary (see "Marketing") submitted collagenase ointment to the German health authority for marketing approval in 1997, which decision is pending.

         In 1994, the Company entered into a license and supply agreement with a Swiss pharmaceutical company to market an ointment containing the product in two European countries and several Middle Eastern countries. The agreement runs for ten years from first market introduction of the product in each country. The Company recognized no revenue from this agreement in fiscal years ended January 31, 2001 and 2000.

Proposed Products and Uses for Products

Injectable Collagenase ABC
--------------------------

         The Company has developed a non-patented proprietary process to purify Collagenase ABC, further than it needs to do so to produce the enzyme for the topical ointment. The Company has investigated using this purified form of collagenase as an injectable to remove collagen tissue which interferes with normal bodily functioning or is unsightly. The Company is clinically testing in the United States injectable collagenase for treatment of Dupuytren's disease and Peyronie's disease. See "Investigational New Drug Applications ("IND's") for Injectable Collagenase ABC". The Company produced purified collagenase for injection at its facilities in Curacao and New York which are being used in U.S. clinical trials. The Company plans to renovate its pilot facility in Lynbrook for manufacture of purified injectable collagenase in order to support plans for Phase 3 trials for Dupuytren's disease (subject to FDA approval of pending renovations, as discussed below). The Company sells immaterial amounts of purified collagenase for non-human research in the United States and other countries.

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

Dupuytren's Disease
-------------------

         Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and little fingers, contract toward the palm, often resulting in functional disability. The Company was granted a United States patent for the use of its collagenase enzyme to treat this condition in February 1997. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. Orphan drug designation is based on the provisions of the Orphan Drug Act. The designation is given to products used to treat a specified rare disease or condition defined as affecting fewer than 200,000 people in the United States. Orphan drug designation imparts certain benefits including a seven year period of exclusivity after approval for marketing, the ability to apply for clinical research grant funds, tax credits for costs of clinical trials performed in the U.S., assistance from FDA in protocol development, and likely exemption from "user fees" charged by FDA after drug approval. The Company is collaborating with investigators at State University at Stony Brook School of Medicine ("Stony Brook"), who have completed Phase 1 and are in the process of completing Phase 2 trials for this indication. Phase 1 clinical results were presented at the 44th annual meeting of the Orthopaedic Research Society in March 1998 in a paper entitled Enzyme Injection as a Non-Operative Treatment for Dupuytren's Disease:

A Clinical Trial of Injectable Clostridial Collagenase. An update of these clinical trials was presented at the 7th Congress of the International Federation of Societies for Surgery of the Hand in May 1998. Additional clinical results were published in the July 2000 issue of The Journal of Hand Surgery. The investigators at Stony Brook received a grant from the FDA to conduct Phase 3 clinical trials to determine safety and efficacy of collagenase for this use. This investigation also resulted in a research grant from the New York State Center for Advanced Technology in Medical Biotechnology. This center provides co-funding for collaborative R&D projects between faculty and New York State companies that show significant economic potential. Phase 2 dose response studies have been completed at Stanford University.

Peyronie's Disease
------------------

         The Company is developing a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. The Company was awarded a patent for this use in March 2000and received "orphan drug" designation from the FDA in March 1996. The favorable findings of a Phase 2 double-blind clinical investigation appeared in the January 1993 Journal of Urology of the American Urological Association and its use was also reported on favorably at The International Conference on Peyronie's disease held in March 1993 at the National Institutes of Health in Bethesda, Maryland. The Company believes that no other effective pharmaceutical treatment for this condition currently exists. A study to optimize this treatment was completed Devine-Tidewater Urology, Norfolk, Virginia, the largest United States center for the study and treatment of Peyronie's disease, and in August 1999, the trial's investigator reported on 27 patients who were treated in an open label trial. The investigator reported that the results were encouraging and additional trials are planned within the next year.

Keloids
-------

         In another use, high doses of purified collagenase have been injected directly into keloids and hypertrophic scars. A keloid is a sharply elevated, irregularly shaped, and progressively enlarging scar due to the formation of excessive amounts of collagen during connective tissue repair. The Company has been assigned a United States patent for this application of purified collagenase. Approximately 40 persons have been treated for this condition prior to 2000. While this use for injectable collagenase shows potential, the Company is focusing its development activities on Dupuytren's and Peyronie's diseases at this time.

Other Proposed Products and Uses for Products

Treatment of Burns
------------------

         Collagenase Santyl(R) has FDA approval for the treatment of burns. A pilot study was conducted which compared the efficacy of Collagenase Santyl(R) to standard treatment for deep second degree burns. The results of this study were published in the Journal of the American Burn Association (January/February 1994 issue). Based on these results, a multi-center study was conducted in which eight medical centers specializing in the treatment of burns participated. The study, which involved 79 patients, showed collagenase treatment resulted in faster cleaning and healing than deep second-degree burn wounds receiving the standard treatment. The study was reported in the May/June 1995 issue of the Journal of the American Burn Association and in the November/December 1995 issue of Wounds. Papers presented at the John A. Boswick, MD. Burn and Wound Care Symposium in February 1999 reported the economic benefits of collagenase application, including shortening of treatment time and hospital stay. Another study discussed the advantages of Santyl(R) versus silver sulfadiazine, the current standard treatment. The authors found that in 63% of the cases treated, skin grafts were not required. The February 1998 meeting of the International Burn Foundation included positive presentations made by physicians who use Collagenase Santyl(R) ointment for burns.

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

         The Company explored the possible use of purified injectable Collagenase ABC for the treatment of opaque scar tissue in the vitreous humor of the eye. Its use may assist in the surgical removal of scar tissue without tearing the retina to which the tissue is attached. If effective, this use may be beneficial in the treatment of blindness resulting from diabetes and certain other causes. Prior to 2000, approximately 20 persons have been treated with this product on an experimental basis. Efforts to explore this potential use are currently dormant.

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

         The Company had a distribution license agreement with a Swiss company, pursuant to which that Swiss company would attempt to obtain approval and then market Nucleolysin(R). The Company was paid $130,000 by this licensee, which was included in deferred revenue in prior periods. In late 1999, the licensee advised the Company that it was abandoning this program and amicably terminated the agreement, leaving each party free from further obligation. Therefore, the Company recognized in fiscal 2000 the $130,000 previously deferred as a license fee.

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

Manufacturing

         The Company produces Collagenase ABC, which is the active ingredient of a topical ointment. It supplies the product in powder form to pharmaceutical companies for compounding into ointment. These pharmaceutical companies market the ointment to end-users. The Company's production of the product was voluntarily suspended in March 2000 due to renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage continues at the Lynbrook facility. The Company has substantially completed the renovation at the Curacao and Lynbrook facilities and is validating its enzyme production process at the renovated facilities. (In this context, the words "validating" or "validation" means demonstrating that the production process is reliably performing as intended. Such demonstration must be documented with data, process capability studies, and other appropriate means. The concept of validation is a requirement to demonstrate that what is being employed (e.g. a production process) has been investigated and proven to be reliable.) Once the validations are completed, FDA approval will be required before enzyme produced at the facilities can be sold to KPC. Until FDA approval of the facilities, the Company will supply customers with the product from its inventory. See "Government Regulation". Pursuant to the agreements with KPC and S&N, the Company supplies KPC with the product and monitors the production by KPC of Santyl(R), which since February 1, 2000 has been marketed by S&N.

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

         In Europe, Knoll AG ("KAG") marketed an ointment substantially similar to the Company's Collagenase Santyl Ointment under the trade name "Iruxol(R)". In January 2000, Smith & Nephew plc acquired worldwide marketing rights to Iruxol(R) excluding the United States, as their ointment is not FDA approved for sale in the United States. KAG, which as part of the global pharmaceutical business of BASF, was acquired by Abbott in March 2001. The Company, through its foreign licensees for topical collagenase, will compete with Smith & Nephew plc in Europe if and when the licensees receive marketing and pricing approval from their respective health agencies. (See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC").

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

         The European Union ("EU") is now the largest pharmaceutical market in the world. The Company is seeking approval to enter this market through its European licensees. The Company believes that its contacts and licenses with a number of European companies will be of substantial assistance to it in this regard, although there is no assurance that the Company can make any substantial penetration, or that its licensees will be successful in obtaining product approvals.

         In November 1995, the Company established a German subsidiary, Biospecifics Pharma GmbH. Its purpose is to identify additional licensees, assist the Company in achieving the clinical and scientific data necessary to obtain product approvals in the EU, and assist licensees in registration of products. See "Employees".

         The Company may decide to directly market certain products under development, particularly if the market is well defined, the number of specialists who address the targeted indication is small, and the Company has the financial resources at that time to engage in those activities.

Research and Development

         Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), the Company has expended over $23.3 million in research on collagenase and other products, and it is continuing to conduct testing on such products. The Company incurred approximately $1,313,000 and $1,660,000 in research and development activities during its fiscal years ended January 31, 2001 and 2000, respectively.

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

         The Company's manufacturing facilities in New York and Curacao are registered with, and licensed by, the FDA. The Company's production of the product was voluntarily suspended due to ongoing and planned renovation at its manufacturing facilities in Curacao and Lynbrook to address various FDA concerns, although final stage processing and testing of inventory continues at the Lynbrook facility.

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

         The Company started renovating the Curacao facility in March 2000 and, as a result, suspended at that time the production of enzyme at that location. The Company also voluntarily suspended the production of enzyme at its Lynbrook facility, although final-stage testing continues there. Although renovations at the Curacao and Lynbrook facilities were substantially completed by March 2001, the Company cannot sell to KPC enzyme it will produce at these facilities until a supplement to ABC's Establishment License is approved by the FDA. As part of the approval process for the supplement, the FDA will review the Company's production process validation and conduct an inspection of the Curacao facility. In anticipation of the renovations and suspension of manufacturing operations, the Company accumulated an inventory of the product, on which it performs final stage at the Lynbrook facility, that it estimates KPC can use to manufacture Santyl(R) into the second quarter of calendar 2002. In the opinion of the Company, this would permit KPC to supply S&N with Santyl(R) into the third quarter of calendar 2002.

         The Company has spent approximately $4.1 million to remediate both facilities and anticipates it may spend approximately $400,000 more to complete the renovations. In addition, the Company incurred consulting fees and other expenses of approximately $1 million during the fiscal year ended January 31, 2000, and $215,000 during the fiscal year ended January 31, 2001, and the Company believes it may incur additional expenses of approximately $200,000 during the fiscal year ended January 31, 2002. The Company believes that the plant remediation program and changes in the Company quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns, although there can be no assurances that additional expenditures and time will not be required as a result of any FDA concerns. Management also believes that the capital-spending plan will modernize the Company's facilities and improve operational efficiency.

         While the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

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

Employees

         The Company has 44 full-time employees, of which 28 are located at the Lynbrook facility, 15 are at the Curacao facility, and 1 is in Germany. There are also 5 part-time employees in Lynbrook and 1 in Curacao. None of such employees are represented by a union. The Company considers its relationship with its employees to be excellent.

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

Consulting Agreement
--------------------

         During the fiscal years ended January 31, 2001 and January 31, 2000, the Company incurred consulting fees in the amount of $35,000 and $60,000 for services provided by a son of a former director.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also the Company's administrative headquarters, contains 3,500 square feet of office space and 10,500 square feet of laboratory, production, and storage facilities. The Company leases this facility from the Wilbur Street Corporation ("WSC"), which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. During each of the fiscal years ended January 31, 2001 and 2000, the Company paid rent of $125,000 and real estate taxes of approximately $36,000 relating to this lease agreement. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property.

         The Company also leases a building in Brievengat, Curacao, Netherlands Antilles from a company wholly-owned by the Insular Territory of Curacao. This building has been the Company's principal manufacturing facility, and is licensed by the FDA to produce Collagenase ABC. The facility has approximately 15,750 square feet of usable space. The lease, which was originally entered into with the Insular Territory of Curacao on January 1, 1977, is automatically renewable upon the same terms every five years, unless either party gives notice of termination three months prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period, and the lease has been automatically renewed through March 1, 2006. The current rent is approximately $30,000 per year.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". On April 25, 2001, the closing price for the Company's Common Stock was $1.00. The table below sets forth the high and low sale prices for the Company's Common Stock for the period February 1, 1999 through January 31, 2001, as reported by Nasdaq.

                  Quarter Ended                      High              Low
                  -------------                      ----              ---
                  April 30, 1998                     $8-1/4            $4-1/2
                  July 31, 1998                      $6-1/8            $4-1/2
                  October 31, 1998                   $6-1/4            $4-1/8
                  January 31, 1999                   $5                $3-1/4
                  April 30, 1999                     $4                $3-5/16
                  July 31, 1999                      $3-3/4            $2-15/16
                  October 31, 1999                   $2-15/16          $1-7/8
                  January 31, 2000                   $2-1/2            $1-5/8
                  April 30, 2000                     $8-3/4            $2-1/8
                  July 31, 2000                      $3-11/16          $2-1/32
                  October 31, 2000                   $4-1/16           $1-11/32
                  January 31, 2001                   $2-23/32          $  13/16

         On April 25, 2001, there were 110 stockholders of record of the Company's Common Stock. The Company believes it has approximately 1,000 beneficial owners of its Common Stock.

         On April 10, 2001, the Company received a Nasdaq Staff Determination notifying it that its common stock has failed to maintain a minimum market value of public float of $5,000,000 as required by the Nasdaq National Market under Marketplace Rule 4450(a) (2), and that its securities are, therefore, subject to delisting from The Nasdaq National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing on the Nasdaq National Market. The Company may apply to list its securities on the Nasdaq SmallCap Market if it satisfies the requirements for listing on that market. One of the requirements is that the Company's common stock trade over $1 (see trading history set forth above).

         It is the Company's current policy to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as such other factors as the Board of Directors may deem relevant. The Company's Board of Directors has authorized two buyback programs for the repurchase of a total of 600,000 shares of common stock. Through January 31, 2001, a total of 361,380 shares have been repurchased at an average price of $5.29 per share. The Company has not repurchased shares since 1999 and has suspended the buyback for the foreseeable future.

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

Results of Operations

         Net product sales were $3,437,083 and $3,543,563 for the fiscal years ended January 31, 2001 and 2000, respectively, a decrease in fiscal 2001 of $106,480 or 3% from fiscal 2000. Sales of the product, Collagenase ABC, to KPC decreased by 5%, partially offset by an increase in sales to the Company's customers in Brazil and India. The decrease in sales to KPC was due to timing of deliveries. During the third quarter of fiscal 2001 (the three months ended October 31, 2000), none of the Company's inventory of enzyme product, Collagenase ABC, was in the finished stage and therefore available for delivery to KPC, due to the implementation of new production controls. These controls lengthened the production cycle and the impact was felt during that time. The Company recommenced deliveries in the fourth quarter of the fiscal year 2001. At January 31, 2001 the Company had approximately $2.2 million of deliveries in arrears due to the product not being ready for delivery. Those deliveries were made during the first quarter of fiscal 2002 (three months ended April 30, 2001). KPC has indicated that the Company may deliver any of the enzyme product in inventory as soon as it is finished. Net sales includes testing of ointment compounded by KPC during both periods presented.

         Royalties earned on Collagenase Santyl(R) ointment sales by KPC were $2,094,622 and $2,947,302 for the fiscal years ended January 31, 2001 and 2000, respectively, representing a decrease in fiscal 2001 of $852,680 or 29%. During the fourth quarter of fiscal 2000, KPC initiated a sales promotion for Santyl(R). Wholesalers responded by buying at record levels, as reported to the Company by KPC. This record level buying depressed sales during the first half of the fiscal year ended January 31, 2001. The Company believes that sales of Collagenase Santyl(R) ointment were also lower than forecast due to the need for S&N to familiarize itself with the marketing of Santyl(R), which is the first prescription drug to be marketed by S&N in the U.S. S&N has provided the Company with its calendar 2001 and calendar 2002 forecasts for Collagenase Santyl(R) ointment sales. These forecasts show increased Collagenase Santyl(R) ointment sales as compared to the fiscal year ended January 31, 2001, although there can be no assurances that these forecasts will be achieved.

         The Company recorded a $130,000 license fee in the fiscal year ended January 31, 2000 as a result of the reversal of revenue that was deferred in prior years, under a license agreement that was terminated. In fiscal 2001, there was no licensing activity. See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC".

         Cost of sales was $2,503,906 and $2,080,000 respectively, in fiscal 2001 and 2000, an increase in fiscal 2001 of $423,906 or 20% from fiscal 2000. The gross profit percentage decreased by 15 percentage points in fiscal 2001 (27%) versus fiscal 2000 (42%) because the Company did not produce any new inventory due to the renovation of the Curacao facility. Therefore, a significant portion of the Company's fixed production costs were absorbed into a lower number of units processed in fiscal 2001 as compared to fiscal 2000. At the time the Curacao facility returns to production, the Company expects the profit margin to improve.

         Selling, general and administrative expenses ("SG&A") were $2,659,621 and $2,971,635 respectively, in fiscal 2001 and 2000, a decrease in fiscal 2001 of $312,014, or 11% from fiscal 2000. Since May 1999, the Company engaged consultants to assist in responding to FDA observations from FDA inspectors made on FDA's Form 483 ("483's), the cost of which is included in SG&A, though such costs were significantly lower in fiscal 2001 versus fiscal 2000. Additionally, production laboratory personnel continued to be highly involved in the response effort as well, resulting in production inactivity. Therefore, a portion of their employment costs are included in SG&A in fiscal 2001 and 2000. The Company anticipates that it will continue to incur considerable consultation costs and the involvement of its laboratory personnel in responding to the 483s through the foreseeable future, although such involvement is expected to decrease in future periods. See "Liquidity, Capital Resources, and Changes in Financial Condition".

         Research and development expenses ("R&D") were $1,313,099 and $1,659,087 respectively, in fiscal 2001 and 2000, a decrease in fiscal 2001 of $345,988 or 21%. The Company is sponsoring two Phase 2 clinical trials of injectable collagenase for Dupuytren's disease, which are nearly completed, and sponsored a Phase 1 trial for Peyronie's disease. Both indications have been granted Orphan Drug status by the FDA. Internal R&D costs have declined as development moves to clinics. Also, as described above, laboratory personnel have been involved in the response effort to the 483s, including R&D personnel, whose costs have been partially allocated to SG&A. The Company anticipates that there may be continued involvement of its R&D personnel in responding to the 483s, although such involvement did decrease in fiscal 2001.

         A capital asset abandonment charge of $200,000 was taken in fiscal 2000 as a result of the renovation at the Curacao facility that began March 1, 2000. There were no such charges in fiscal 2001.

         Other income (expense), net was ($278,865) and $158,128 respectively, in fiscal 2001 and 2000, a decrease in fiscal 2001 of $436,993. The decrease was due to the decrease in the market value of the Company's investments in equity securities held as trading securities during fiscal 2001. The Company no longer has significant investments in equity securities, which approximated $114,000, at market value, at January 31, 2001.

         The Company's (provision) benefit for income taxes was $(276,695) and $302,000 respectively in fiscal 2001 and 2000. The fiscal 2001 provision represents an increase in the Company's deferred tax valuation allowance recognized in the fourth quarter of fiscal 2001 due to the uncertainty with respect to the timing of future utilization of Orphan Drug tax credits and other tax benefits. The fiscal 2000 benefit represents an increase in deferred tax assets, principally relating to orphan drug tax credits, offset by current tax liabilities of $36,000 for federal, state and foreign income taxes. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the Company's effective tax rate in fiscal 2001 is the above mentioned increase in the deferred tax valuation allowance. The principal reason in fiscal 2000 is due to recognition of orphan drug and other tax credits available to the Company as a result of its qualified research and development expenditures, and a 2% tax rate applicable to pre-tax earnings from operations of the Company's subsidiary in Curacao, state income tax benefit, and non-deductible items. The 2% tax rate granted to the Company's subsidiary by the Curacao government (the "2% tax holiday"), which had expired December 31, 1999, was retroactively extended for another 15 years by the government in November 2000.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At January 31, 2001, the Company had working capital of approximately $2.1 million, which includes cash and cash equivalents, and marketable securities of approximately $683,000. The principal use of cash in fiscal 2001 was approximately $3.8 million used to purchase plant, property and equipment for the Curacao and Lynbrook facilities, and $404,000 loaned to the Company's chairman. These uses were partially offset by cash provided by operating activities of approximately $572,000.

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

         The Company has produced the enzyme Collagenase ABC (the "enzyme"), the active ingredient in Collagenase Santyl(R) Ointment, at its Lynbrook and Curacao facilities. The Company started extensive renovations at the Curacao facility in March 2000, which resulted in the suspension of enzyme production there. The Company also voluntarily suspended the production of the enzyme at the Lynbrook facility, although final stage testing continues there. As a result of the renovation that began March 1, 2000, the Company wrote off production assets with a carrying value of approximately $200,000 for the year ended January 31, 2000.

         The Company has spent approximately $4.1 million through January 31, 2001 in new equipment and leasehold improvements and anticipates it will invest approximately $400,000 more to completion. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process in the future. During the fiscal year ended January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, and spent approximately $215,000 during the fiscal year ended January 31, 2001. The Company estimates it could spend an additional $200,000 in fees in connection with the remediation of the FDA's deficiency observations.

         Although renovations at the Curacao and Lynbrook facilities was substantially completed in March 2001, the Company cannot sell to KPC enzyme it will produce at these facilities until the FDA approves a supplement (the "supplement') to ABC's Establishment License. As part of the approval process for the supplement, the FDA will conduct an inspection of the Curacao facility. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the product, which it continues to test, and it estimates KPC can use to contract manufacture Collagenase Santyl(R) Ointment into the second quarter of calendar 2002. In the opinion of the Company, this would permit KPC to supply S&N with the ointment into the third quarter of calendar 2002.

         While the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of the product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

         The Company, through its subsidiary AB - Curacao, has received a commitment for a two-year, non-amortizing loan of $450,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal would become due two years after the loan is drawn down. In connection with this loan, AB-Curacao has agreed it will pledge as collateral substantially all of the Company's assets located in Curacao, with a book value of approximately $4.1 million. The Company has also agreed it would guarantee the Korpodeko loan. The Company expects to draw down this loan during the second calendar quarter of 2001.

         The Company, through its subsidiary, ABC-Curacao, also maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 2001). Drawings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by ABC-New York.

         The Company believes that its capital resources, together with anticipated proceeds from the sales of available inventory and related royalty income, are adequate to sustain the business at least through January 31, 2002 and complete the renovation of its production facilities within the estimated time frame of July 2001. In addition, the Company also believes that it has made substantial progress in addressing the FDA's inspectional observations and that it will be able to resume normal operations during the fourth quarter of calendar year 2001. However, the Company is dependent on the FDA's approval of its renovated plant in Curacao for the resumption of normal operations and the production of Collagenase ABC enzyme.

         Although management believes that the Company's capital resources are adequate and that it has made satisfactory progress toward completing the Corrective Action Plan and addressing the FDA's concerns, there can be no assurance that unforeseen circumstances will not have a material adverse effect on the Company's financial condition and that the cost of completing the renovation of the Lynbrook and Curacao plants will not exceed management's estimates. In addition there can be no assurance that the FDA will not have additional inspectional observations that could result in the delay of completing the Corrective Action Plan or that the FDA will approve the renovated plant and permit the Company to resume it normal operations at all.



ITEM 7. FINANCIAL STATEMENTS
                                                                                                      Page
                                                                                                      ----

Report of Independent Certified Public Accountants..................................................... F-1

Consolidated Balance Sheet as of January 31, 2001...................................................... F-2

Consolidated Statements of Operations for Years ended January 31, 2001 and 2000.......................  F-3

Consolidated Statements of Cash Flows for Years ended January 31, 2001 and 2000.......................  F-4

Consolidated Statements of Stockholders' Equity for Years ended January 31, 2001 and 2000..............................................................................................  F-5

Notes to Consolidated Financial Statements............................................................  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" to be included in the Registrant's definitive proxy statement in connection with the 2001 meeting of shareholders. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the 2001 meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" to be included in the Registrant's definitive proxy statement in connection with the 2001 meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" to be included in the Registrant's definitive proxy statement in connection with the 2001 meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" to be included in the Registrant's definitive proxy statement in connection with the 2001 meeting of shareholders.

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

Exhibit 4.2 Copy of Promissory Note executed by Advance Biofactures Corporation in favor of Sherman C. Vogel and Clarification of Loan executed by Advance Biofactures Corporation and Sherman C. Vogel, and. (Previously filed as Exhibit 28.2 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 4.3 Copy of Promissory Note executed by Advance Biofactures Corporation in favor of Myron E. Wegman. (Previously filed as Exhibit 28.3 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.1 Form of 1991 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10.1 to Registrant's Registration Statement and incorporated herein by reference.)

Exhibit 10.2 Form of 1993 Stock Option Plan of Registrant. (Previously filed on the Registrant's Form S-8 Registration No. 33-95116 dated July 28, 1995 and incorporated herein by reference.)

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

Exhibit 10.13 Recourse Secured Demand Note between BioSpecifics Technologies
              Corp. and Edwin H. Wegman*

Exhibit 10.14 Stock Pledge Agreement between BioSpecifics Technologies Corp. and
              Edwin H. Wegman*

Exhibit 10.15 Form of 2001 Stock Option Plan of Registrant*

Exhibit 22 Subsidiaries of the Registrant. (Previously filed as exhibit 22 to Registrant's 10-KSB for the year ended January 31, 1996 and incorporated herein by reference.)

Exhibit 23.1  Consent of Grant Thornton LLP.*

-----------------------------
*        Filed herewith


(b) Reports on Form 8-K

         None

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


                                            BIOSPECIFICS TECHNOLOGIES CORP.
                                            -------------------------------
                                                    (Registrant)


Date:    May 16, 2001                    By:          Edwin H. Wegman
                                           -------------------------------------
                                         Edwin H. Wegman, Chairman and President



         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Edwin H. Wegman                      Chairman of the Board, President and                     May 16, 2001
---------------------------------    Director (Principal Executive Officer)
Edwin H. Wegman

Albert Horcher                       Secretary, Treasurer, Principal Financial                May 16, 2001
---------------------------------    and Chief Accounting Officer
Albert Horcher


Thomas L. Wegman                     Executive Vice President and Director                    May 16, 2001
---------------------------------
Thomas L. Wegman

Paul A. Gitman, M.D.                 Director                                                 May 16, 2001
---------------------------------
Paul A. Gitman, M.D.

Henry  Morgan                        Director                                                 May 16, 2001
---------------------------------
Henry Morgan

Louis Lasagna, M.D.                  Director                                                 May 16, 2001
---------------------------------
Louis Lasagna, M.D.

Rainer Friedel,                      Director                                                 May 16, 2001
---------------------------------
M.D. Rainer Friedel, M.D.


John T. Lane                         Director                                                 May 16, 2001
---------------------------------
John T. Lane

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of BioSpecifics Technologies Corp.


We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. and Subsidiaries as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSpecifics Technologies Corp. and Subsidiaries as of January 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


Melville, New York
April 23, 2001

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 2001

                                                                          Assets
                                                                          ------
Current assets:
     Cash and cash equivalents                                                                           $   569,170
     Marketable securities                                                                                   114,187
     Accounts receivable                                                                                   1,165,932
     Inventories                                                                                           1,930,044
     Income tax refund receivable                                                                            150,000
     Prepaid expenses and other current assets                                                                27,946
                                                                                                         -----------
        Total current assets                                                                               3,957,279

Property, plant and equipment, net                                                                         4,893,167
Due from related party                                                                                       128,280
Deferred income taxes                                                                                        136,206
Other assets                                                                                                  28,812
                                                                                                         -----------

                                                                                                         $ 9,143,744

                                              Liabilities and Stockholders' Equity
                                              ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                                               $ 1,782,317
     Notes payable to related parties                                                                         13,510
     Deferred revenue                                                                                         45,000
                                                                                                         -----------
        Total current liabilities                                                                          1,840,827

Commitments and contingencies

Minority interest in subsidiaries                                                                            239,448

Stockholders' equity:
     Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding                        --
     Common stock, $.001 par value; 10,000,000 shares authorized; 4,891,146 shares issued                      4,891
     Additional paid-in capital                                                                            3,748,375
     Retained earnings                                                                                     6,358,331
     Accumulated other comprehensive income                                                                   18,151
     Treasury stock, 361,380 shares at cost                                                               (1,911,237)
     Notes receivable from chairman                                                                       (1,155,042)
                                                                                                         -----------
        Total stockholders' equity                                                                         7,063,469
                                                                                                         -----------

                                                                                                         $ 9,143,744
                                                                                                         ===========

See accompanying notes to consolidated financial statements

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                             Years ended January 31,


                                                        2001            2000
                                                    -----------     -----------

Revenues:
    Net sales                                       $ 3,437,083       3,543,563
    Royalties                                         2,094,622       2,947,302
    License fees                                             --         130,000
                                                    -----------     -----------
                                                      5,531,705       6,620,865
Costs and expenses:
    Cost of sales                                     2,503,906       2,080,000
    Selling, general and administrative               2,659,621       2,971,635
    Research and development                          1,313,099       1,659,087
    Capital asset abandonment charge                         --         200,000
                                                    -----------     -----------
                                                      6,476,626       6,910,722

Loss from operations                                   (944,921)       (289,857)
                                                    -----------     -----------

Other income (expense):
    Investment income (expense)                        (272,971)        163,049
    Interest expense                                     (5,894)         (4,921)
                                                    -----------     -----------
                                                       (278,865)        158,128

Loss before benefit (provision) for
    income taxes and minority interest               (1,223,786)       (131,729)
Income tax benefit (provision)                         (276,695)        302,000
                                                    -----------     -----------
Income (loss) before minority interest               (1,500,481)        170,271
Minority interest in net income
(loss) of subsidiaries                                  (32,000)         10,600
                                                    -----------     -----------
Net income (loss) $                                  (1,468,481)        159,671
                                                    ===========     ===========

Basic net income (loss) per share                   $      (.32)    $       .04
                                                    ===========     ===========

Weighted-average common shares outstanding            4,529,766       4,540,341
                                                    ===========     ===========

Diluted net income (loss) per common share          $      (.32)    $       .04
                                                    ===========     ===========

Weighted-average common and dilutive
    potential common shares outstanding               4,529,766       4,542,028
                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity


                                                                                         Accumulated
                                    Common Stock            Additional                      other
                                    ------------              Paid in      Retained     comprehensive
                                Shares          Amount        Capital      earnings      Income (loss)
                              -----------    -----------    -----------   -----------    -----------
Balance at February 1, 1999     4,891,146          4,891      3,734,375     7,667,141         (3,101)

Treasury stock purchases               --             --             --            --             --

Change in cumulative
translation adjustment                 --             --             --            --         10,513

Notes receivable from
chairman                         (750,815)      (750,815)            --

Net income                             --             --             --       159,671             --
                              -----------    -----------    -----------   -----------    -----------
Balance at January 31, 2000     4,891,146    $     4,891    $ 3,734,375   $ 7,826,812    $     7,412


Stock options granted
for services                           --             --         14,000            --             --

Change in cumulative
translation adjustment                 --             --             --            --         10,739

Notes receivable from
chairman                         (404,227)      (404,227)            --

Net (loss)                             --             --             --    (1,468,481)            --
                              -----------    -----------    -----------   -----------    -----------
Balance at January 31, 2001     4,891,146    $     4,891    $ 3,748,375   $ 6,358,331    $    18,151
                              ===========    ===========    ===========   ===========    ===========

[RESTUBBED]

                                                 Notes
                                               Receivable
                                 Treasury        from                       Comprehensive
                                   stock        Chairman         Total      income (loss)
                                -----------    -----------    -----------    -----------
Balance at February 1, 1999    (1,733,588)            --      9,669,718      1,239,961

Treasury stock purchases         (177,649)            --       (177,649)            --

Change in cumulative
translation adjustment                 --             --         10,513         10,513

Notes receivable from
chairman

Net income                             --             --        159,671        159,671
                              -----------    -----------    -----------    -----------
Balance at January 31, 2000   $(1,911,237)   $  (750,815)   $ 8,911,438    $   170,184

                                                                          ===========

Stock options granted
for services                           --             --         14,000             --

Change in cumulative
translation adjustment                 --             --         10,739         10,739

Notes receivable from
chairman

Net (loss)                             --             --     (1,468,481)    (1,468,481)
                              -----------    -----------    -----------    -----------
Balance at January 31, 2001   $(1,911,237)   $(1,155,042)   $ 7,063,469    $(1,457,742)
                              ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             Years ended January 31,


                                                                                        2001                 2000
                                                                                    -----------          -----------
Cash flows from operating activities:
     Net income (loss)                                                              $(1,468,481)             159,671
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
           Depreciation, amortization, and
               capital asset abandonment charge                                         150,735              389,605
           Options issued for services                                                   14,000                   --
           Realized and unrealized loss on marketable securities, net                   473,973               86,848
           Minority interest in earnings (loss) of subsidiaries                         (32,000)              10,600
               Provision (benefit) for deferred taxes                                   350,000             (338,000)
           Changes in operating assets and liabilities:
               Accounts receivable                                                      318,395             (282,323)
               Inventories                                                             (150,513)            (291,006)
               Prepaid expenses and other current assets                                135,951             (133,320)
               Due from related party                                                        --               75,000
               Other assets                                                                  --               24,882
               Net change in trading securities                                         363,238            1,064,705
               Accounts payable and accrued expenses                                    465,402              337,015
               Income taxes                                                             (48,923)             (74,596)
               Deferred revenue                                                              --             (130,000)
                                                                                    -----------          -----------
                      Net cash provided by operating activities                         571,777              899,081
                                                                                    -----------          -----------

Cash flows from investing activities:
     Due from related party                                                              (8,500)              (6,500)
     Increase in notes receivable from chairman                                        (404,227)            (693,995)
     Expenditures for property, plant and equipment                                  (3,822,566)            (897,226)
                                                                                    -----------          -----------
                      Net cash used in investing activities                          (4,235,293)          (1,597,721)
                                                                                    -----------          -----------

Cash flows from financing activities:
     Increase in notes payable to related parties                                           500                  500
     Effect of exchange rates on cash and equivalents                                    10,739               10,511
     Treasury stock purchases                                                                --             (177,649)
                                                                                    -----------          -----------
                      Net cash provided by (used in) financing activities                11,239             (166,638)
                                                                                    -----------          -----------

Decrease in cash and cash equivalents                                                (3,652,277)            (865,278)
Cash and cash equivalents at beginning of year                                        4,221,447            5,086,725
                                                                                    -----------          -----------
Cash and cash equivalents at end of year                                            $   569,170            4,221,447
                                                                                    ===========          ===========
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest                                                                    $     5,894                4,921
                                                                                    ===========          ===========
        Income taxes                                                                $     9,414              108,327
                                                                                    ===========          ===========


See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 2001 and 2000

1.  Organization and Description of Business

    BioSpecifics Technologies Corp. ("the Company") was incorporated under the laws of the State of Delaware in 1990. The Company produces a fermentation-derived enzyme named Collagenase ABC (the "product" or "enzyme") which is licensed by the U.S. Food and Drug Administration (the "FDA"). The Company operates production facilities in Lynbrook, New York (the "Lynbrook Plant or Facility") and in Curacao, Netherlands Antilles (the "Curacao Plant or Facility"). The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

    For both the years ended January 31, 2001 and 2000, 90% of the Company's revenues were from one customer in the United States, Knoll Pharmaceutical Company ("KPC") who, pursuant to an exclusive licensing agreement, compounds the product into Collagenase Santyl(R) Ointment ("Santyl(R)" or "Ointment"), a prescription drug used to treat a variety of skin wounds. The Company also earns royalties on the sale of Santyl(R) to distributors by Smith & Nephew, Inc. ("S&N") (Note 10).

2.  Liquidity and Financial Condition

    In 1999, the Company was issued a list of inspectional observations made by the FDA in Form 483 citing numerous deficiencies in the Company's compliance with FDA regulations at its production plants in Lynbrook and Curacao and at KPC's contract manufacturing facility. The FDA advised the Company that they would revoke the Company's license to produce the enzyme and ointment unless the Company could immediately provide satisfactory assurance to the FDA (including submitting a comprehensive plan of corrective action) addressing the FDA's observations and demonstrate compliance with the applicable regulations. The Company responded to the FDA by submitting a comprehensive plan of corrective action providing for (i) the renovation of the Lynbrook and Curacao production plants, (ii) the reorganization of the Company's quality control and quality assurance departments, (iii) an upgrade of quality control standards and procedures and (iv) the hiring of additional personnel in the quality control and quality assurance departments. The Company has retained an outside consulting firm with expertise in FDA regulatory compliance matters to assist in developing and implementing the corrective action plan.

    The Company started renovating the Curacao plant in March 2000 and as a result suspended the production of enzyme at that location. The Company has substantially completed the renovation at the Curacao and Lynbrook facilities in March 2001 and is in the process of validating the facilities. After the validations are completed, FDA approval will be required before enzyme produced at the facilities can be sold to KPC. As part of the approval process, the FDA will conduct an inspection of the Curacao facility. In anticipation of the renovations and suspension of production operations, the Company accumulated an inventory of the product which it continues to process at the Lynbrook facility and currently sells to KPC as completed. The Company estimates that its inventory at January 31, 2001 can be used by KPC to contract manufacture Santyl(R) into the second quarter of calendar 2002. In the opinion of the Company, this would permit KPC to supply S&N with Santyl(R)into the third quarter of calendar 2002.

    The Company has invested approximately $4.1 million in plant, property and equipment to remediate both plants and anticipates it will spend approximately $400,000 more to completion. In addition, the Company incurred consulting fees and other expenses of approximately $1 million during the fiscal year ended January 31, 2000, $215,000 during the fiscal year ended January 31, 2001, and believes it will incur additional expenses of approximately $200,000 during the fiscal year ended January 31, 2002. The Company believes that the plant remediation

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


        program and changes in the Company quality control policies and procedures outlined in the corrective plan will adequately address the FDA's concerns, although there can be no assurances that additional expenditures and time will not be required as a result of any FDA concerns. Management also believes that the capital-spending plan has modernized the Company's facilities and improve operational efficiency in the future.

    While the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of product produced in the renovated facilities to KPC for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the incurrence of liabilities in the normal course of business.

    The Company incurred a net loss of approximately $1.5 million for the year ended January 31, 2001. The Company generated operating cash flow of $571,777 for the year ended January 31, 2001 and used $4.2 million in investing activities, including $3.8 million of expenditures relating to the FDA Corrective Action Plan. At January 31, 2001 the Company has approximately $2.1 million of working capital available, including approximately $1.9 million of available inventory to fund its operations and continue the Corrective Action Plan through January 31, 2002. The Company has a $110,000 line of credit with the Company's bank in Curacao and is in advanced discussions to obtain a $450,000 credit facility provided by an industrial development agency in Curacao (Note 9), which would total approximately $560,000 of outside financing.

    The Company believes that its capital resources, together with anticipated proceeds from the sales of available inventory and related royalty income, are adequate to sustain the business at least through January 31, 2002 and complete the renovation of its production facilities within the estimated time frame of July 2001. In addition, the Company also believes that it has made substantial progress in addressing the FDA's inspectional observations and that it will be able to resume normal operations during the fourth quarter of calendar year 2001. However, the Company is dependent on the FDA's approval of its renovated plant in Curacao for the resumption of normal operations and the production of Collagenase ABC enzyme.

    Although management believes that the Company's capital resources are adequate and that it has made satisfactory progress toward completing the Corrective Action Plan and addressing the FDA's concerns, there can be no assurance that unforeseen circumstances will not have a material adverse effect on the Company's financial condition and that the cost of completing the renovation of the Lynbrook and Curacao plants will not exceed management's estimates. In addition there can be no assurance that the FDA will not have additional inspectional observations that could result in the delay of completing the Corrective Action Plan or that the FDA will approve the renovated plant and permit the Company to resume it normal operations at all.

3.  Summary of Significant Accounting Policies
    ------------------------------------------

        Principles of Consolidation
        ---------------------------

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Advance Biofactures Corp. ("ABC -

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


        New York") and Advance Biofactures of Curacao N.V. ("ABC - Curacao") and its wholly owned subsidiary, Biospecifics Pharma GmbH ("Bio Pharma") of Germany. All significant intercompany transactions and balances have been eliminated in consolidation.

        Cash and Cash Equivalents
        -------------------------

    For purposes of the statement of cash flows, the Company considers all temporary investments and time deposits with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include $312,166 of money market funds with brokers that are not insured by the Federal Deposit Insurance Corporation ("FDIC"). These funds are insured by the Security Investors Protection Corporation ("SIPC"). The Company also has $257,004 on deposit at banks in Curacao and Germany. These funds are not insured by the FDIC or SIPC.

        Marketable Securities
        ---------------------

    Marketable securities principally consist of investments in common and preferred stocks. These investments are classified as trading securities and are adjusted to market value at the end of each accounting period. Unrealized holding gains and losses on trading securities are included in investment and other income in the accompanying consolidated statements of operations.

        Inventories
        -----------

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

        Property, Plant and Equipment
        -----------------------------

    Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are being amortized over their estimated useful lives of 8 to 10 years.

        Long Lived Assets
        -----------------

    The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded a capital asset abandonment charge of $200,000 in the fourth quarter of fiscal 2000.

        Income Taxes
        ------------

      The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


        Cumulative Translation Adjustment
        ---------------------------------

    The functional currency of Bio Pharma GmbH is the German Mark and its assets and liabilities are translated into the U.S. dollar at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are included in stockholders' equity as accumulated other comprehensive income (loss). The assets and liabilities of ABC Curacao are denominated in U.S. dollars. ABC-Curacao conducts local transactions in local currency and translates them at average exchange rates for the period.

        Revenue Recognition
        -------------------

    Net sales include the sales of Collagenase ABC enzyme that are recognized at the time the product is shipped to customers. Net sales also include fees the Company charges KPC for testing Ointment contract manufactured by KPC. Net sales from testing are recognized when the ointment is released for distribution. The Company also earns royalties on Santyl(R) sales in the United States pursuant to its licensing agreement with KPC. Royalties are recognized during the period in which the Ointment is delivered to distributors in the United States, as reported to the Company by KPC.

    From time to time, the Company enters into licensing agreements with pharmaceutical companies regarding the sale of the Company's approved product and potential products. License fees for potential products are recognized as income in the year agreements are entered into if related license fees are non-refundable. License fees attributable to agreements which contain refund provisions are deferred until all provisions of the agreements are fulfilled. The Company recognized $130,000 of license fee revenue during the period ended January 31, 2000 pursuant to an agreement terminated during that year.

        Research and Development
        ------------------------

    The Company conducts various research and development activities for the approved product and for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $1,313,099 and $1,659,087 in 2001 and 2000, respectively.

        Net Income (loss) Per Share
        ---------------------------

    Net income (loss) per share is presented under SFAS No. 128 "Earnings per Share". In accordance with SFAS No. 128, basic net income and basic and diluted net loss per share have been calculated by dividing net income
        (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potentially dilutive securities have been excluded from the computation for the year ended January 31, 2001, as their effect is antidilutive. If the Company had reported net income for the year ended January 31, 2001, diluted earnings per share for that period would have included the number of shares used in the computation of basic net loss per share, plus common equivalent shares that would relate to 721,300 options outstanding at January 31, 2001.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


        Stock Based Compensation
        ------------------------

    The Company has adopted the disclosure provisions of SFAS No. 123
        "Accounting for Stock-Based Compensation", and therefore applies the intrinsic value method of accounting for employee stock options as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company discloses pro forma net earnings (loss) and net earnings (loss) per share for the years ended January 31, 2001 and 2000 as if the fair value method had been applied.

    Compensation is recognized on options issued to nonemployees based on the fair value of the consideration received or the fair value of the option, whichever is more readily measurable.

        Use of Estimates
        ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments
        -----------------------------------

    The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments. The fair value of notes receivable due from the chairman, due from related party, and notes payable to related parties, approximate their carrying values based upon their stated interest rates and the underlying collateral pledged.

       Concentration of credit risk
       ----------------------------

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the FDIC or SIPC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, as the Company does not require collateral or other securities to support customer receivables.

        Reclassifications
        -----------------

    The Company has reclassified certain amounts in the January 31, 2000 financial statements in order to conform to the January 31, 2001 presentation.

4.  Marketable Securities
    ---------------------

    Marketable securities at January 31, 2001 consist of common and preferred stock, with a cost basis of $367,578 unrealized holding losses of $253,391, and fair market value of $114,187. Fair values are based upon quoted market prices.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


5.  Inventories
    -----------

    Inventories at January 31, 2001 consist of:

                                    Raw materials                   $  102,138
                                    Work-in-process                  1,723,338
                                    Finished goods                     104,668
                                                                    ----------
                                                                    $1,930,044
                                                                    ==========
6.    Property, Plant and Equipment, net
      ----------------------------------

      Property, plant and equipment at January 31, 2001 consist of:

                                    Construction in Progress        $4,095,776
                                    Machinery and equipment            858,139
                                    Furniture and fixtures             362,435
                                    Leasehold improvements             848,193
                                    Automobiles                         20,611
                                                                    ----------
                                                                     6,185,154
                                    Less accumulated depreciation
                                    and amortization                (1,291,987)
                                                                    -----------
                                                                    $4,893,167
                                                                    ==========

    Construction in progress represents the costs of renovating the Curacao and Lynbrook facilities in connection with the Company's corrective action plan that were incurred during each of the years ended January 31, 2001 and 2000. The Company expects to place these assets, principally production equipment and related leasehold improvements, into service during the year ended January 31, 2002. Depreciation and amortization expense amounted to $150,735 and $189,605 for the years ended January 31, 2001 and 2000, respectively. The Company also recorded a capital asset abandonment charge of $200,000 in the fourth quarter of fiscal 2000.

7.  Accounts Payable and Accrued Expenses
    -------------------------------------

    Accounts payable and accrued expenses consist of the following:

                       Trade accounts payable and accrued expenses    $1,034,710
                       Accrued legal and other professional fees         333,571
                       Accrued payroll and related costs                 414,036
                                                                      ----------
                                                                      $1,782,317

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


8.  Income Taxes
    ------------

    The (provision) benefit for income taxes consists of the following:

                                                         2001              2000
                                                         ----              ----
                              Current:
                                 Federal             $  82,995         $(27,900)
                                 State                  (9,690)          (6,000)
                                 Foreign                    -            (2,100)
                                                      --------          --------
                                                        73,305          (36,000)
                                                      --------          --------
                              Deferred:
                                 Federal              (317,000)         336,000
                                 State                 (33,000)           2,000
                                                      --------          --------
                                                      (350,000)         338,000
                                                      --------          --------
                                                      (276,695)        $302,000
                                                     =========          ========


    The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in fiscal 2001 and 2000 as a result of the effect of the following items:

                                                                    2001         2000
                                                                    ----         ----
    Computed tax benefit at statutory rate                        $409,000      $47,600
    Tax effect of foreign sourced loss, net of foreign taxes       (98,000)      24,000
    State income taxes, net of federal benefit                      27,705       (4,000)
    Non-deductible expenses                                        (26,100)     (22,700)
    Orphan drug and other tax credits                              162,700      257,100
    Increase in valuation allowance                               (752,000)           -
                                                                 ---------            -
                                                                 $(276,695)    $302,000
                                                                 =========     ========


    The components of the Company's deferred tax assets, pursuant to SFAS No.
        109, are summarized as follows:

                                                        2001              2000
                                                        ----              ----
      Orphan Drug Credit                            $632,000          $470,000
      Inventory                                       76,000            54,000
      Accrued expenses                               194,000            51,000
      Depreciation and amortization                   21,000            69,000
      Capital loss carryforward                       79,000                 -
      Other                                           86,206            42,206
                                                      ------            ------
      Net deferred tax assets before
      valuation allowance                          1,088,206           686,206
      Valuation allowance                           (952,000)         (200,000)
                                                   ---------         ---------
      Net deferred tax asset                        $136,206          $486,206
                                                    ========          ========

    SFASNo. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company increased the valuation allowance by $752,000 during the fourth quarter of the year ended January 31, 2001. The valuation allowance at January 31, 2001 primarily pertains to uncertainties with respect to the timing of future utilization of Orphan Drug Credits and other tax benefits. The income tax refund receivable as of January 31, 2001 is primarily comprised of currently available net operating loss carryback claims.

    The Company has reinvested the accumulated earnings of its foreign subsidiaries, mostly in the form of plant, property and equipment, and therefore does not plan to repatriate the balance of such earnings (approximately $5.2 million as of January 31, 2001) to the United States.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    In November 2000, the Curacao government extended the 2% profit tax holiday enjoyed by AB-Curacao for an additional 15 years. The statutory rate is 30%.

9.  Credit Facilities
    -----------------

    The Company, through its subsidiary ABC-Curacao, has received a commitment for a two-year, non-amortizing loan of $450,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal would become due two years after the loan is drawn down. The Company, also through its subsidiary, ABC-Curacao, has a $110,000 line of credit with a Netherlands Antilles bank, with interest at the bank's prime lending rate (12% at January 31, 2001). Substantially all of the Company's assets located in Curacao, with a book value of $4.1 million, are or will be pledged as collateral for these obligations. The Company has also agreed it would guarantee the Korpodeko loan.

10. Major Customer and Royalty and License Agreements
    -------------------------------------------------

    The Company's major royalty and license agreements are for its FDA approved product, Collagenase ABC.

    In the fiscal years ended January 31, 2001 and January 31, 2000, the
        Company derived 83% and 85%, respectively, of its net sales of product and 100% of its royalties in each year pursuant to an exclusive license agreement with Knoll Pharmaceutical Company ("KPC"). KPC acts as the Company's contract manufacturer by compounding the product into Collagenase Santyl(R) ("Santyl(R)"), an ointment used to treat various types of skin wounds, particularly chronic dermal ulcers and severely burned areas. The exclusive licensing agreement provides KPC with exclusive rights to market Santyl(R) ointment in North America in exchange for purchases of the product and royalties on KPC's Santyl(R) sales to distributors. The license agreement, with an expiration date of August 2003, has an automatic ten-year renewal clause unless KPC elects not to renew the agreement. The rest of the Company's revenues come from product sales to pharmaceutical companies in Brazil and India.

    On January 31, 2000, pursuant to a sublicense and assignment agreement, to which ABC is not a party, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC continues to purchase the product from the Company and manufacture the ointment. S&N markets the ointment and sells it to distributors. In connection with the sublicense, the Company entered into several agreements with KPC and S&N. These include an agreement allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook production facilities. KPC will assign its license rights (as opposed to the current sublicense agreement) in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013, and automatically renew for an additional 10-year term unless S&N notifies the Company, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the 2013 term. In March 2001, KPC became an indirect wholly owned subsidiary of Abbott Laboratories.

    The minimum annual royalty is $60,000 per year. Royalties from KPC were $2,094,622 and $2,947,302 in fiscal 2001 and 2000, respectively.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    In fiscal 1997, the Company entered into an agreement to license
        Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when the German health authority grants marketing approval of Collagenase ABC ointment. Accordingly, deferred revenue at January 31, 2001 is $45,000 from this agreement. The deferred revenue is refundable if approval in Germany is not obtained.

11. Stockholders' Equity
    --------------------

        Stock Option Plans
        ------------------

    In April 1991, the Company established a stock option plan (the "1991 plan") for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees. Under the 1991 plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 220,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Board of Directors, at its discretion, may provide for different vesting schedules, and expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date.

    In July 1994, the Company's stockholders approved a stock option plan
        (the "1993 plan") with terms identical to the 1991 plan. The 1993 plan authorizes the granting of awards of up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

    In July 1997, the Company's stockholders approved a stock option plan
        (the "1997 plan") with terms identical to the 1991 and 1993 plans. The 1997 plan authorizes the granting of awards of up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions.

    The Company has adopted the disclosure provisions of SFAS No. 123
        "Accounting for Stock Based Compensation" ("SFAS 123"). It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense since its plans provide for the granting of options with prices equal to or greater than the fair market value of the Company's common stock at the date of grant. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net loss in fiscal 2001 would have increased by $185,678 to a loss of ($1,654,159) and consolidated net earnings in fiscal 2000 would have been reduced by $228,591 to a loss of ($68,920). Basic and diluted earnings (loss) per share in fiscal 2001 and 2000 would have been reduced to a loss of ($.37) per share, and ($.02) per share, respectively.

    The per share weighted average fair value of stock options issued to employees by the Company during fiscal 2001 and 2000 was $0.91 and $1.29, respectively, on the date of grant. In fiscal 2001 and 2000, the assumptions of no dividends, expected volatility of approximately 60%, and an average expected life of 5 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option pricing model. In addition, the calculations assumed a risk-free interest rate of 5.0% in fiscal 2001 and fiscal 2000.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    The summary of the stock options activity is as follows:

                                                              Fiscal 2001                               Fiscal 2000
                                                    -------------------------------           -------------------------------
                                                                           Weighted                                  Weighted
                                                                            Average                                   Average
                                                                           Exercise                                  Exercise
                                                          Shares              Price                 Shares              Price
                                                          ------              -----                 ------              -----
      Outstanding at beginning of year                   552,800              $4.29                387,550              $5.27
      Options granted                                    215,050               1.41                177,350               2.12
      Options exercised                                        -                  -                      -                  -
      Options canceled or expired                        (46,550)              4.70                (12,100)              3.73
                                                        --------                                  --------
      Outstanding at end of year                         721,300               3.41                552,800               4.29
                                                         -------                                   -------

      Options exercisable at year end                    677,900               3.35                361,190               5.04
      Shares available for future grant                  115,500                  -                284,000                  -

    During fiscal 2001, the Company granted a total of 10,000 options to a medical consultant at an exercise price of $2.875 per share. These options vest at the rate of 25% per year. In connection with these options, the Company recorded an expense of $14,000 representing the estimated fair value of the options. During fiscal 2001 and 2000, the Company granted 215,050 and 177,350 options, respectively, to employees of the Company at prices ranging from $1.00 to $3.00.

    Options for shares currently exercisable are at prices ranging from $1.00 to $8.00 with a weighted average exercise price of $3.41 and a weighted average remaining contractual life of 7 years. The remaining options outstanding are exercisable at prices ranging from $2.25 to $6.05, have a weighted average exercise price of $4.34, and a remaining weighted average contractual life of 3.5 years.

    In April 2001, the Company's Board of Directors approved a new stock option plan (the "2001 plan"), subject to stockholder approval. The 2001 plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The plan will be put to stockholder vote at the next stockholder meeting, planned for summer 2001. On April 25, 2001, the board's compensation committee approved the grant of options for 432,500 shares of Company stock from the 2001 plan, subject to stockholder approval.

12.     Net Income Per Share
        --------------------
                                                                   Year ended
                                                                January 31, 2000
                                                                ----------------
         Basic Net Income Per Share:
         ---------------------------
         Income available to common stockholders                    $  159,671
         Weighted average number of shares outstanding               4,540,341
         Basic Net income per share                                 $      .04
                                                                    ----------

         Diluted Earnings Per Share:
         Income available to common stockholders                    $  159,671
         Weighted average number of shares outstanding               4,540,341
         Dilutive shares issuable in
         connection with stock option plans                             21,575
         Less: Shares purchasable with proceeds                        (19,888)
                                                                    ----------
         Total Shares                                                4,542,028
         Diluted Earnings Per Share                                 $      .04

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


    Net loss per share for the year ended January 31, 2001 is presented in the accompanying statement of operations. Diluted loss per share is the same as basic loss per share for the year ended January 31, 2001, as the effect of dilutive securities would be anti-dilutive.

13. Commitments and Contingencies
    -----------------------------

   (a)  Lease Agreements
        ----------------

    The Company's operations are principally conducted in leased premises.
        Future minimum annual rental payments required under noncancellable operating leases are approximated as follows:

                       Year ending January 31,

                                2002                       191,000
                                2003                       191,000
                                2004                       191,000
                                2005                       191,000
                                2006                       191,000

    Rent expense under all operating leases amounted to approximately $191,000 in both fiscal 2001 and 2000, respectively. The S.J. Wegman Company, which is owned by the Company's President and certain of his relatives, is the 100% shareholder of the Wilbur Street Corporation ("WSC"), which owns and leases a facility to ABC-New York. On January 30, 1998, WSC and the Company entered into a triple net lease agreement which provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company paid approximately $161,000 representing rent and real estate taxes to WSC in each of fiscal 2001 and 2000.

    ABC-Curacao leases a building in Brievengat, Curacao, Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977, is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2006. Rent expense amounted to approximately $30,000 in fiscal 2001 and 2000.

    (b)  Scientific Advisory Board
         -------------------------

    The Company has an eight member Scientific Advisory Board ("the Board") that provides research and consultation services to the Company. In fiscal 2001 and 2000, the Company has recorded $23,050 and $25,500, respectively, representing payments to Board members under these agreements. The Company has oral agreements with two of the eight

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


        members of the Board and a written agreement with two other members providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

    c)  Potential Product Liability
        ---------------------------

    The sale of Collagenase ABC, as well as the development and marketing of any potential products of the Company, expose the Company to potential product liability claims both directly from patients using the product or products in development, as well as from the Company's agreement to indemnify certain distributors of the product for claims made by others. The Company has product liability insurance which covers the use of the licensed product, Collagenase Santyl(R), and clinical experiments of potential products in the United States. No known claims are pending against the Company at the current time.

    (d)  Employment Agreement
         --------------------

    The Company has an employment agreement with the managing director of its German subsidiary, Bio Pharma. The Company or the managing director upon one year's written notice can terminate the contract. The agreement provides for an annual salary, currently $195,000, and a like severance payment if the agreement is terminated by the Company without cause.

14. Segment Information
    -------------------

    The Company is engaged in one segment, specifically research, development, production and distribution of pharmaceutical products. Operations in this business segment are summarized below by geographic area. All unaffiliated revenues from South America are generated by ABC-Curacao and primarily represent export sales made to Brazil and India ("S.A.").

                                                    North               S.A. and
Year ended January 31, 2001:                       America               Europe            Eliminations           Consolidated
----------------------------                       -------               ------            ------------           ------------
Revenues from
unaffiliated customers                          $4,986,194               $545,511                                    $5,531,705

Intercompany revenue between
geographic regions                                                      1,088,508            (1,088,508)

Loss from operations                              (779,039)              (165,882)                                     (944,921)

Identifiable assets                              4,840,975              4,823,570              (520,801)              9,143,744
Capital expenditures                               464,216              3,358,350                                     3,822,566
Depreciation and amortization                      114,480                 36,255                                       150,735


                                                    North               S.A. and
Year ended January 31, 2000:                       America               Europe             Eliminations           Consolidated
----------------------------                       -------               ------             ------------           ------------
Revenues from
unaffiliated customers                          $5,987,229               $633,636                                    $6,620,865

Intercompany revenue between
geographic regions                                                        913,805              (913,805)

Loss from operations                              (264,498)               (25,359)                                     (289,857)

Identifiable assets                              5,570,189              5,656,282              (464,692)             10,761,779
Capital expenditures                               215,715                681,511                                       897,226
Depreciation, amortization, and
capital asset abandonment charge                   101,267                288,338                                       389,605

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

15.  Related Party Transactions
     --------------------------

    At February 1, 1999, outstanding loans due from the Company's chairman amounted to $131,820, comprised of a promissory note of $56,820 and a loan of $75,000. During the year ended January 31, 2000, the chairman repaid the loan of $75,000 outstanding at January 31, 1999 and the Company loaned an additional $693,995 to the chairman. The loans made during the year ended January 31, 2000, plus additional loans of $114,579 made to the chairman through April 10, 2000, were converted into a recourse secured promissory note payable January 31, 2001 in the amount of $865,394, with interest at 9% per annum. During the year ended January 31, 2001, the Company loaned the chairman a total of $404,227. The chairman did not repay the promissory note on its scheduled maturity date of January 31, 2001. The unpaid balance of the notes, which aggregate $1,155,042 at January 31, 2001 is collateralized with approximately 1,800,000 shares of the Company's stock and is presented as a component of stockholders' equity in the accompanying balance sheet. On April 3, 2001, the principal balance of the notes, plus additional loans in the amount of $21,045, plus accrued interest of $159,940, were converted into a demand note in the amount of $1,336,027 bearing interest at 9% per annum. Interest income accrued but not recognized for financial statement purposes aggregated approximately $72,000 and $20,000 for the years ended January 31, 2001 and 2000, respectively.

    Due from related parties includes a non-amortizing mortgage in the amount of $82,606 bearing interest at 9% per annum, plus advances which amount to $45,674, due from Wilbur Street Corporation at January 31, 2001. As described in Note 13, the Company leases its Lynbrook facility from Wilbur St. Corporation.

    ABC-New York has notes payable to a former director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $13,510 at January 31, 2001. The notes, which bear interest at 9% per annum, are payable on demand.

    During the fiscal years ended January 31, 2001 and January 31, 2000, the
        Company incurred consulting fees in the amount of $35,000 and $60,000 for services provided by a son of a former director.

    During the fiscal year ended January 31, 2001, the Company paid $92,650 for the use of an entertainment facility formerly owned by an affiliate of the Chairman and Chief Executive Officer.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


16. Employee Benefit Plan
    ---------------------

    ABC-New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 2001 and 2000.

                                  EXHIBIT INDEX



      Exhibit

Exhibit 10.13 Recourse Secured Demand Note between BioSpecifics Technologies Corp. and Edwin H. Wegman

Exhibit 10.14 Stock Pledge Agreement between BioSpecifics Technologies Corp. and Edwin H. Wegman

Exhibit 10.15     Form of 2001 Stock Option Plan of Registrant

Exhibit 23.1      Consent of Grant Thornton LLP