Form 10QSB
period 2001-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2001-06-19
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: April 30, 2001
                                         --------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       Commission File number: 0-19879
                               -------


                         BioSpecifics Technologies Corp.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


            Delaware                                  11-3054851
     -----------------------                    -------------------------
     (State of Incorporation)                   (IRS Employer I.D. Number)

                                  35 Wilbur St.
                               Lynbrook, NY 11563
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 593-7000
                -----------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No__
    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,529,766 shares of Common Stock, $0.001 par value as of June 1, 2001


         Transitional Small Business Disclosure Format (check one):

                                Yes       No  X
                                   ----      ----

                                      INDEX
                                      -----
                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION                                           3


Item 1.  Financial Statements                                            3


Consolidated Financial Statements:


         Balance Sheets as of April 30, 2001 (unaudited) and
         January 31, 2001                                                3


         Statements of Operations for the Three Months Ended
         April 30, 2001 and 2000 (unaudited)                             4


         Statements of Cash Flows for the Three Months Ended
         April 30, 2001 and 2000 (unaudited)                             5


         Notes to Consolidated Interim Financial Statements
         (unaudited)                                                     6


         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION                                             11


SIGNATURES                                                              12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                       (Unaudited)
                                                                         April 30,           January 31,
                                                                           2001                 2001
                                                                       -----------          -----------
ASSETS
Cash and cash equivalents                                              $   314,674          $   569,170
Marketable securities                                                        3,026              114,187
Accounts receivable                                                      2,048,724            1,165,932
Inventory                                                                1,060,556            1,930,044
Income tax refund receivable                                               150,000              150,000
Prepaid expenses and other current assets                                   22,406               27,946
                                                                       -----------          -----------
   Total current assets                                                  3,599,386            3,957,279

Property, plant, and equipment - net                                     5,181,395            4,893,167
Deferred tax assets                                                        136,206              136,206
Due from related parties                                                   128,280              128,280
Other assets                                                                28,812               28,812
                                                                       -----------          -----------

TOTAL ASSETS                                                           $ 9,074,079          $ 9,143,744
                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                  $ 1,552,744          $ 1,782,317
Notes payable to related parties                                            13,635               13,510
Deferred revenue                                                            45,000               45,000
                                                                       -----------          -----------
     Total current liabilities                                           1,611,379            1,840,827

Minority interest in subsidiaries                                          241,948              239,448

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                           --                   --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,891,146 shares issued at April 30, 2001 and January 31, 2001               4,891                4,891
Additional paid-in capital                                               3,753,375            3,748,375
Retained earnings                                                        6,533,064            6,358,331
Accumulated other comprehensive income                                      19,768               18,151
Treasury stock - 361,380 shares, at cost                                (1,911,237)          (1,911,237)
Notes receivable from chairman                                          (1,179,109)          (1,155,042)
                                                                       -----------          -----------
    Stockholders' equity                                                 7,220,752            7,063,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 9,074,079          $ 9,143,744
                                                                       ===========          ===========

          See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Operations

                                                                             Unaudited
                                                                        Three Months Ended
                                                                            April 30,
                                                                   2001                  2000
                                                                -----------          -----------
Revenues:
   Net sales                                                    $ 2,211,202          $   989,805
   Royalties                                                        581,270              449,198
                                                                -----------          -----------
                                                                  2,792,472            1,439,003
                                                                -----------          -----------

Costs and Expenses:
   Cost of sales                                                  1,899,488              479,787
   Selling, general and administrative                              449,588              552,327
   Research and development                                         276,121              411,679
                                                                -----------          -----------
                                                                  2,625,197            1,443,793
                                                                -----------          -----------

Income (loss) from operations                                       167,275               (4,790)

Other income (expense):
   Investment and other income (loss)                                11,042              (56,515)
   Interest expense                                                  (1,084)              (1,583)
                                                                -----------          -----------
                                                                      9,958              (58,098)

Income (loss) before income taxes and minority interest             177,233              (62,888)
Income tax expense                                                        0               (3,030)
                                                                -----------          -----------
Income (loss) before minority interest                              177,233              (65,918)
 Minority interest in net income of subsidiaries                     (2,500)                  --
                                                                -----------          -----------
Net income (loss)                                               $   174,733             ($65,918)
                                                                ===========          ===========


Basic net income (loss) per common share                        $      0.04               ($0.01)
                                                                ===========          ===========

Weighted-average common shares outstanding                        4,529,766            4,529,766
                                                                ===========          ===========

Diluted net income (loss) per common share                      $      0.04               ($0.01)
                                                                ===========          ===========

Weighted-average common and dilutive
potential common shares outstanding                               4,563,406            4,529,766
                                                                ===========          ===========

          See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                           (unaudited)
                                                                        Three Months Ended
                                                                           April 30,
                                                                   2001                2000
                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income (loss)                                            $   174,733          $   (65,918)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                                   40,999               37,292
    Loss on marketable securities - net                              1,320              141,938
    Minority interest in income of subsidiaries                      2,500                   --
    Options issued for services                                      5,000                   --
    Deferred tax benefit                                                --              (52,970)
  Changes in operating assets and liabilities:
    Accounts receivable                                           (882,792)             508,708
    Marketable securities, net                                     109,841             (237,495)
    Inventory                                                      869,488             (168,790)
    Prepaid expenses and other current assets                        5,540               12,671
    Accounts payable and accrued expenses                         (229,573)            (332,197)
    Income taxes                                                        --               56,000
    Deferred revenue                                                    --            1,687,910
                                                               -----------          -----------
      Net cash provided by operating activities                     97,056            1,587,149
                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable from chairman                     (24,067)            (215,000)
    Increase in due from related parties                                --               (4,000)
  Expenditures for plant, property and equipment                  (329,227)            (694,215)
                                                               -----------          -----------
      Net cash used in investing activities                       (353,294)            (913,215)
                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable to related parties                           125                  125

Effect of exchange rates on cash and cash equivalents                1,617                 (835)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (254,496)             673,224

  CASH AND CASH EQUIVALENTS:
  Beginning of Period                                              569,170            4,221,447
                                                               -----------          -----------
  End of Period                                                $   314,674          $ 4,894,671
                                                               ===========          ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $     1,085          $     1,583
                                                               ===========          ===========
  Cash paid during the period for income taxes                 $     1,188          $    82,847
                                                               ===========          ===========

          See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (UNAUDITED)

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

The Company produces a fermentation-derived enzyme named Collagenase ABC (the "product" or "enzyme") that is licensed by the U.S. Food and Drug Administration (the "FDA") and is indicated for topical debridement of dermal ulcers and burn wounds. The Company operates a production facility in Lynbrook, New York (the "Lynbrook Plant or Facility") and in Curacao, Netherlands Antilles (the "Curacao Plant or Facility"). The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

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

In January 2000, pursuant to a sublicense and assignment agreement, to which ABC-New York is not a party, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC will continue to purchase the product from the Company and manufacture Santyl(R). S&N will market the Santyl(R). In connection with the sublicense, the Company entered into several contemporaneous agreements with KPC and S&N. These agreements included one allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. (See "Liquidity, Capital Resources, and Changes in Financial Condition".) KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

In March 2001, KPC became an indirect wholly owned subsidiary of Abbott Laboratories.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 2001, the statements of operations for the three months ended April 30, 2001 and 2000, and statements of cash flows for the three months ended April 30, 2001 and 2000.

The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2001.

3.  Net income (loss) per share
    ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three months ended April 30, 2000, common stock equivalents have not been included in the diluted EPS calculation, as their effect would have been antidilutive. During the three months ended April 30, 2001, dilutive common stock options included in diluted EPS amounted to 33,640.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of April 30, 2001, identifiable assets in the United States of America approximated $4.3 million and identifiable assets in Curacao, Netherlands Antilles and Germany approximated $4.8 million. For the three months ended April 30, 2001, total revenues derived from a customer in the United States of America approximated $2.7 million, and $100,000 from customers in Brazil and India. For the three months ended April 30, 2000, total revenues derived from a customer in the United States of America approximated $1.2 million and $239,000 from customers in Brazil and India.

5.  Stockholders' equity and other comprehensive income
    ---------------------------------------------------

The change to stockholders' equity during the periods presented were increases (decreases) to retained earnings due to net income (loss) and increases in additional paid in capital resulting from the issuance of fully vested and non-forfeitable stock options granted to non-employees. Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries' assets, liabilities, revenues and expenses into the U.S. dollar at period-end exchange rates.

6.  Liquidity and Financial Condition

See "Liquidity, Capital Resources, and Changes in Financial Condition" for a discussion about the Company's response to FDA inspectional observations and its effect on the Company's financial condition.

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

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2001.

Three months ended April 30, 2001 and 2000
------------------------------------------

Net Sales - Net sales include the sales of Collagenase ABC recognized at the time the product is shipped to customers, primarily KPC. Net sales also includes fees the Company charges KPC for testing Collagenase Santyl(R) contract manufactured by KPC. Net sales for the three months ended April 30, 2001 and 2000 were $2,211,202 and $989,805, respectively, an increase of $1,221,397 or
123%. The increase is due to the timing of product shipments made to KPC, which is in turn due to the timing of when the product is complete and thereby ready for shipment to KPC. During the three months ended April 30, 2001, the Company made two large shipments of product to KPC that became available, versus one large shipment during the three months ended April 30, 2000. KPC has told the Company that it may deliver any of the enzyme product it accumulated in inventory, whenever it becomes available.

Royalties - Royalties for the three months ended April 30, 2001 and 2000 were $581,270 and $449,198 respectively, an increase of $132,072 or 29%. The increase was due to higher sales of Collagenase ointment (Collagenase Santyl(R)) to wholesalers in the United States by S&N during the 2001 first fiscal quarter, as reported to the Company by KPC. During the fourth quarter of calendar 1999, KPC initiated a sales promotion for Collagenase Santyl(R). Wholesalers responded to the promotion by buying at record levels. As a result, wholesalers purchased less during the subsequent period; which was the three months ended April 30, 2000.

Cost of Sales - Cost of sales for the three months ended April 30, 2001 and 2000 were $1,899,488 and $479,787 respectively, an increase of $1,419,701 or 296%. As discussed above, during the three months ended April 30, 2001, the Company made two large shipments to KPC of product in inventory that had been accumulated in anticipation of the suspension of manufacturing operations in March 2000. This inventory was substantially completed as of January 31, 2001. The gross profit percentage decreased to 15% during the three months ended April 30, 2001 compared to 52% for the 3 months ended April 30, 2000 due to lower inventory processing activity in this as well as prior periods and a provision for potential warranty costs provided for during the three months ended April 30, 2001. The Company has not produced any new inventory due to the renovation of the Curacao facility and only continued the processing and sale of the accumulated inventory. As a result, a significant portion of the Company's fixed production costs that had been absorbed into a lower number of inventory units processed were sold during the three months ended April 30, 2001, as compared to the three months ended April 30, 2000.

Since March 2000 and during the three months ended April 30, 2001, the Company has been renovating its Collagenase ABC production facilities and has not been able to produce any new inventory (see "Liquidity, Capital Resources, and Changes in Financial Position"). Production costs, primarily wages, benefits, and production overhead are being allocated to the Company's remaining inventory, but at more limited levels than could be during normal production.

Starting in May 2001, the Company resumed Collagenase ABC enzyme production at its renovated facility in Curacao, though at a limited level. The Company cannot sell the enzyme it is now producing at the renovated facility to KPC until the FDA approves a supplement (the "supplement') to ABC's Establishment License. While it may be possible to allocate production costs to this new inventory, the Company is dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 2001 and 2000 were $449,588 and $552,327 respectively, a decrease of $102,739 or 19%. During the quarter ended April 30, 2000, the Company's use of consultants to assist in responding to FDA observations was higher than in the 2001 period.

Research and development - Research and development ("R&D") expense for the three months ended April 30, 2001 and 2000 were $276,121 and $411,679 respectively, representing a decrease of $135,558 or 33%. In both periods the Company sponsored Phase 2 clinical trials of injectable collagenase for Dupuytren's disease, which has been granted Orphan Drug status by the FDA. However, the clinical activity was greater during the year ago period. Also, internal R&D staff costs declined as development moved to outside clinics, and as the internal staff dedicated more of its efforts to addressing the inspectional observations made by the FDA (see "Liquidity, Capital Resources, and Changes in Financial Condition"). The Company is focusing its R&D on potential indications of its injectable collagenase. During the 2000 period, there was greater clinical activity, hence greater costs, than in the 2001 period.

Other income (loss), net - Other income (loss), net for the three months ended April 30, 2001 and 2000 was $9,958 and $(58,098) respectively. The increase of $68,056 was attributable to the decrease in the amount of the Company's investments in equity securities held as trading securities.

Income tax (expense) benefit - The income tax expense for the three months ended April 30, 2001 and 2000 was $0 and $3,030 respectively. The 2000 period expense represents current tax liabilities for foreign income taxes, partially offset by an increase in deferred tax assets, principally relating to net operating loss carryback credits. The Company has a 2% tax rate ("tax holiday") applicable to pre-tax earnings from operations of its subsidiary in Curacao, in effect until the year 2016. The statutory tax rate in Curacao is normally 30%.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At April 30, 2001, the Company had working capital of approximately $1.9 million, which includes cash and cash equivalents, and marketable securities of approximately $317,000. The principal use of cash during the three months ended April 30, was approximately $329,000 used to purchase plant, property and equipment for the Curacao and Lynbrook facilities. These uses were partially offset by cash provided by operating activities of approximately $197,000.

The Company's manufacturing facilities in New York and Curacao are registered with, and licensed by, the FDA. As previously disclosed, in January and March of 1999, ABC was issued a List of Inspectional Observations on FDA Form 483 (the "Form 483") from FDA inspectors, citing numerous inspectional observations relating to deficiencies in the Company's compliance with FDA regulations at its Lynbrook, New York and Curacao, Netherlands Antilles facilities. In addition, in May 1999, ABC received a letter from the FDA (the "FDA Letter") citing certain inspectional observations relating to deficiencies at its Lynbrook, New York facility, Curacao, Netherlands Antilles facility, and contract manufacturing facility at KPC.

The FDA Letter advised ABC that the FDA will institute formal proceedings to revoke ABC's Establishment License to manufacture Collagenase Santyl(R) Ointment unless ABC provided satisfactory assurances to the FDA, including submitting to the FDA a comprehensive plan of corrective action to address the observations listed in the Form 483 and the FDA Letter, and otherwise demonstrate compliance with applicable regulatory requirements.

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

The Company has spent approximately $4.4 million through April 30, 2001 in new equipment and leasehold improvements and anticipates it could invest approximately $200,000 more to completion. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process in the future. During the fiscal year ended January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, and spent approximately $215,000 during the fiscal year ended January 31, 2001. The Company estimates it could spend an additional $200,000 in fees in connection with the remediation of the FDA's deficiency observations.

Although renovations at the Curacao and Lynbrook facilities were substantially completed in March 2001, the Company cannot sell to KPC enzyme it will produce at these facilities until the FDA approves a supplement (the "supplement') to ABC's Establishment License. As part of the approval process for the supplement, the FDA will conduct an inspection of the Curacao facility. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the product, which it continues to test, and it estimates KPC can use to contract manufacture Collagenase Santyl(R) Ointment into the second quarter of calendar 2002. In the opinion of the Company, this would permit KPC to supply S&N with the ointment into the third quarter of calendar 2002.

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

The Company, through its subsidiary ABC - Curacao, has received a commitment for a two-year, non-amortizing loan of $450,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal would become due two years after the loan is drawn down. In connection with this loan, ABC-Curacao has agreed it will pledge as collateral substantially all of the Company's assets located in Curacao, with a book value of approximately $4.1 million. The Company has also agreed it would guarantee the Korpodeko loan. The Company expects to draw down this loan during the second calendar quarter of 2001.

The Company, through its subsidiary, ABC-Curacao, also maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at April 30, 2001). Drawings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by ABC-New York.

The Company believes that its capital resources, together with anticipated proceeds from the sales of available inventory and related royalty income, are adequate to sustain the business at least through April 30, 2002. In addition, the Company also believes that it has made substantial progress in addressing the FDA's inspectional observations and that it may be able to resume normal operations during the fourth quarter of calendar year 2001. However, the Company is dependent on the FDA's approval of its renovated plant in Curacao for the resumption of normal operations and the production of Collagenase ABC enzyme.

Although management believes that the Company's capital resources are adequate and that it has made satisfactory progress toward completing the Corrective Action Plan and addressing the FDA's concerns, there can be no assurance that unforeseen circumstances will not have a material adverse effect on the Company's financial condition and that the cost of completing the renovation of the Lynbrook and Curacao plants will not exceed management's estimates. In addition there can be no assurance that the FDA will not have additional inspectional observations that could result in the delay of completing the Corrective Action Plan or that the FDA will approve the renovated plant and permit the Company to resume its normal operations at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of the Company's progress concerning inspectional observations from the U.S. Food and Drug Administration, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources, and Change in Financial Condition."

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


                                          BioSpecifics Technologies Corp.
                                          -------------------------------
                                                  (Registrant)



Date:    June 19, 2001
         -------------


By: /s/ Edwin H. Wegman
    --------------------------
        Edwin H. Wegman
        Chairman, President, and
        Chief Executive Officer




Date:    June 19, 2001
         -------------


By: /s/ Albert Horcher
    --------------------------
        Albert Horcher
        Secretary, Treasurer and Principal Financial
        and Chief Accounting Officer