Form 10QSB
period 2001-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2001-09-19
CIK 875622

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: JULY 31, 2001
                                         -------------

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

Yes [X ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,545,516 shares of Common Stock, $0.001 par value as of September 1, 2001.

         Transitional Small Business Disclosure Format (check one):
                                    Yes [ ] No [x]


                                                   INDEX

                                                                                                       Page

PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3


Consolidated Financial Statements:


         Balance Sheets as of July 31, 2001 (unaudited) and January 31, 2001                             3


         Statements  of  Income  for the  Three  and Six  Months  Ended  July  31,  2001 and 2000
         (unaudited)                                                                                     4


         Statements of Cash Flows for the Six Months Ended July 31, 2001 and 2000 (unaudited)
                                                                                                         5


         Notes to Consolidated Interim Financial Statements (unaudited)                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                         8


Part II - Other Information                                                                             13


SIGNATURES                                                                                              14

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                   July 31,       January 31,
ASSETS                                                               2001             2001
                                                                 -----------      -----------
Cash and cash equivalents                                        $ 1,525,897      $   569,170
Marketable securities                                                  3,026          114,187
Accounts receivable                                                1,203,312        1,165,932
Inventory                                                          1,155,418        1,930,044
Income tax refund receivable                                         150,000          150,000
Prepaid expenses and other current assets                             24,773           27,946
                                                                 -----------      -----------
   Total current assets                                            4,062,426        3,957,279

Property, plant, and equipment - net                               5,244,385        4,893,167
Deferred tax assets                                                  136,206          136,206
Due from related parties                                             128,280          128,280
Other assets                                                          28,812           28,812
                                                                 -----------      -----------

TOTAL ASSETS                                                     $ 9,600,109      $ 9,143,744
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                            $ 1,721,452      $ 1,782,317
Notes payable to related parties                                      13,760           13,510
Deferred revenue                                                      45,000           45,000
                                                                 -----------      -----------
     Total current liabilities                                     1,780,212        1,840,827

Minority interest in subsidiaries                                    247,948          239,448

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                   --               --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,906,896 shares issued at July 31, 2001 and
4,891,146 shares issued at January 31, 2001                            4,907            4,891
Additional paid-in capital                                         3,785,109        3,748,375
Retained earnings                                                  6,663,069        6,358,331
Accumulated other comprehensive income                                17,577           18,151
Treasury stock - 361,380 shares, at cost                          (1,911,237)      (1,911,237)
Notes receivable from chairman                                      (987,476)      (1,155,042)
                                                                 -----------      -----------
    Stockholders' equity                                           7,571,949        7,063,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 9,600,109      $ 9,143,744
                                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income

                                                              Unaudited                       Unaudited
                                                         Three months ended                Six months ended
                                                              July 31,                          July 31,
                                                       2001              2000             2001            2000
                                                    --------------------------------------------------------------
Revenues:
   Net sales                                        $ 1,561,116      $ 1,585,578      $ 3,772,318      $ 2,575,383
   Royalties                                            597,728          478,813        1,178,998          928,011
                                                    -----------      -----------      -----------      -----------
                                                      2,158,844        2,064,391        4,951,316        3,503,394
                                                    -----------      -----------      -----------      -----------

Costs and Expenses:
   Cost of sales                                      1,223,604          763,570        3,123,092        1,243,357
   Selling, general and administrative                  512,565          702,225          962,153        1,254,552
   Research and development                             291,663          364,951          567,784          776,630
                                                    -----------      -----------      -----------      -----------
                                                      2,027,832        1,830,746        4,653,029        3,274,539
                                                    -----------      -----------      -----------      -----------

Income from operations                                  131,012          233,645          298,287          228,855

Other income (expense)
  Investment and other income (loss)                      6,923         (144,994)          17,965         (201,509)
  Interest expense                                       (1,930)          (1,262)          (3,014)          (2,845)
                                                    -----------      -----------      -----------      -----------
                                                          4,993         (146,256)          14,951         (204,354)
                                                    -----------      -----------      -----------      -----------

Income before taxes and minority interest               136,005           87,389          313,238           24,501
Income tax benefit                                            0            5,930                0            2,900
                                                    -----------      -----------      -----------      -----------
Income before minority interest                         136,005           93,319          313,238           27,401
Minority interest in net income of subsidiaries          (6,000)          (5,900)          (8,500)          (5,900)
                                                    -----------      -----------      -----------      -----------
Net income                                          $   130,005      $    87,419      $   304,738      $    21,501
                                                    ===========      ===========      ===========      ===========


Basic net income per common share                   $      0.03      $      0.02      $      0.07      $      0.01
                                                    ===========      ===========      ===========      ===========


Weighted-average common shares outstanding            4,534,373        4,529,766        4,532,095        4,529,766
                                                    ===========      ===========      ===========      ===========


Diluted net income per common share                 $      0.03      $      0.02      $      0.07      $      0.00
                                                    ===========      ===========      ===========      ===========

Weighted-average common and dilutive
potential common shares outstanding                   4,644,808        4,557,671        4,601,244        4,586,121
                                                    ===========      ===========      ===========      ===========



See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                            (unaudited)
                                                                         Six months ended
                                                                            July 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                 2001             2000
                                                                  -----------      -----------
  Net income                                                      $   304,738      $    21,501
  Adjustments to reconcile net income
  to net cash provided by/(used in) operating activities:
    Depreciation                                                      194,500           76,242
    Options issued for services                                        30,000                0
    (Gain) loss on marketable securities - net                          1,320          344,122
    Minority interest in income of subsidiaries                         8,500            5,900
    Deferred tax assets                                                     0          (58,966)
  Changes in operating assets & liabilities:
    Accounts receivable                                               (37,380)         474,496
    Marketable securities - net                                       109,841         (265,505)
    Inventory                                                         774,626          107,631
    Prepaid and other current assets                                    3,173           60,885
    Accounts payable & accruals                                       (60,865)        (327,304)
    Income taxes payable                                                    0           55,604
    Increase in deferred revenue                                            0          421,978
                                                                  -----------      -----------
      Net cash provided by operating activities                     1,328,453          916,584
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in notes receivable from chairman - net         167,566         (276,045)
  Advances to related parties                                               0           (8,250)
  Expenditures for plant, property and equipment                     (545,718)      (1,695,790)
                                                                  -----------      -----------
      Net cash used in investing activities                          (378,152)      (1,980,085)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in notes payable to related parties                           250                0
  Exercises of stock options                                            6,750                0
                                                                  -----------      -----------
      Net cash provided by financing activities                         7,000                0
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                    (574)            (906)
                                                                  -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      956,727       (1,064,407)

  CASH AND EQUIVALENTS:
  Beginning of Period                                                 569,170        4,221,447
                                                                  -----------      -----------
  End of Period                                                   $ 1,525,897      $ 3,157,040
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                            $     3,016      $     2,845
                                                                  ===========      ===========
  Cash paid during period for income taxes                        $     1,188      $     9,414
                                                                  ===========      ===========

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (UNAUDITED)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

The accompanying consolidated financial statements include the accounts of BioSpecifics Technologies Corp. (the "Company"), its 97.2% majority-owned subsidiaries, Advance Biofactures Corp. ("ABC") and Advance Biofactures of Curacao N.V. ("ABC - Curacao") and its wholly-owned subsidiary, Biospecifics Pharma GmbH ("Bio Pharma") of Germany. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In January 2000, pursuant to a sublicense and assignment agreement, KPC sublicensed its rights to Smith & Nephew, Inc. ("S&N") with the consent of ABC. Under the sublicense, KPC will continue to purchase the product from the Company and manufacture Santyl(R). S&N will market the Santyl(R). In connection with the sublicense, the Company entered into several contemporaneous agreements with KPC and S&N. These agreements included one allocating responsibility under the KPC Agreement among ABC, KPC, and S&N for both the sublicense and license period. Another agreement imparts certain obligations upon ABC to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. (See "Liquidity, Capital Resources, and Changes in Financial Condition".) KPC will assign its license rights in the KPC Agreement to S&N in the event of FDA approval of a compliance program being undertaken by ABC. If the license rights are assigned to S&N, the KPC agreement will be automatically extended at that time until 2013.

In March 2001, KPC became an indirect wholly owned subsidiary of Abbott Laboratories ("Abbott"). Therefore, all references, which in the past were made to "KPC", have been changed to "Abbott".

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly, in all material respects, the Company's consolidated balance sheet as of July 31, 2001, the consolidated statements of income for the three and six months ended July 31, 2001 and 2000, and consolidated statements of cash flows for the six months ended July 31, 2001 and 2000.

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

3.  Net income per share
    --------------------

Basic net income per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the three months ended July 31, 2001 and 2000, dilutive common stock options included in diluted EPS amounted to 110,435, and 27,905, respectively. During the six months ended July 31, 2001 and 2000, dilutive common stock options included in diluted EPS amounted to 69,149 and 56,355, respectively.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of July 31, 2001, identifiable assets in the United States of America approximated $4.1 million and identifiable assets in Curacao, Netherlands Antilles approximated $5.5 million. For the three months and six months ended July 31, 2001, total revenues derived from Abbott in the United States of America approximated $1.9 million and $4.6 million, respectively, and $255,000 and $352,000, respectively from customers in Brazil and India. For the three and six months ended July 31, 2000, total revenues derived from KPC in the United States of America approximated $3.0 million and $1.8 million, respectively, and $482,000 and $234,000, respectively from customers in Brazil and India. There are minimal assets and operations in Germany.

5.  Stockholders' equity and other comprehensive income
    ---------------------------------------------------

The change to stockholders' equity during the periods presented include increases to retained earnings due to net income. Increases in common stock and additional paid in capital include the issuance of common stock for services, fully vested and non-forfeitable stock options granted to non-employees, and the issuance of common stock resulting from the exercise of stock options. Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries' assets and liabilities into the U.S. dollar at period-end exchange rates, and revenues and expenses into the U.S. dollar at average exchange rates during the respective periods.

6.  Liquidity and Financial Condition
    ---------------------------------

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

Such factors include, but are not limited to, government regulation, the ability of the Company to complete the renovation of its production facilities and comply with the Form 483 and FDA Letter, the Company's estimate that its inventory of product is sufficient until the renovated facilities can release product again, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the FDA and foreign health authorities of potential products in development, market acceptance of the Company's potential products, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2001.

                    THREE MONTHS ENDED JULY 31, 2001 AND 2000
                    -----------------------------------------

Net sales - Net sales for the three months ended July 31, 2001 and 2000 were $1,561,116 and $1,585,578 respectively, representing a decrease of $24,462 or 2%.

During both periods the Company delivered Collagenase ABC from inventory that was produced prior to the voluntary closure and renovation of production facilities that began in March 2000 ("previously produced work in process inventory"). The timing of deliveries to Abbott depends upon when the final stage processes for this previously produced work in process inventory are complete. The Company does not anticipate that there will be any deliveries of Collagenase ABC to Abbott during the fiscal third quarter that will end October 31, 2001 because remaining previously produced work in process inventory will not have completed final stage processing by that time. The Company anticipates that some of this inventory will be completed and delivered to Abbott during the fiscal fourth quarter of the year ending January 31, 2002, although there can be no assurance that it will be able to do so.

Royalties - Royalties for the three months ended July 31, 2001 and 2000 were $597,728 and $478,813 respectively, representing an increase of $118,915 or 25%. As reported to the Company by Abbott, S&N sold greater amounts of Collagenase Santyl(R) Ointment, on which the royalty is earned, during the three months ended July 31, 2001 than it did in the year ago period.
We consider the calendar year 2000 to have been a transition year in which S&N began marketing Collagenase Santyl(R) Ointment, as discussed in Note 1 to the Company's Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the three months ended July 31, 2001 and 2000 were $1,223,604 and $763,570, respectively, representing an increase of $460,034, or 60%. The gross profit margin decreased to 22% during the three months ended July 31, 2001 compared to 52% for the 3 months ended July 31, 2000 due to sales of higher cost previously produced work in process inventory, declining levels of this inventory being processed in the final stages, and provision for potential warranty costs. During the quarter ended July 31, 2001, the Company began producing new inventory at the renovated Curacao facility (which is subject to FDA approval, as described below), besides continuing the processing of previously produced work in process inventory. This new inventory and future production should absorb more of the Company's production costs in future quarters.

From March 2000 to April 30, 2001, the Company renovated its Collagenase ABC production facilities and thus could not produce any new inventory (see "Liquidity, Capital Resources, and Changes in Financial Position"). Production costs, primarily wages, benefits, and production overhead during that period were allocated to the Company's previously produced work in process inventory that was and still is being processed, but at more limited levels than could be during normal production.

Starting in May 2001, the Company resumed Collagenase ABC enzyme production at its renovated facility in Curacao at a limited level. The Company cannot sell the enzyme it is now producing at the renovated facility to Abbott until the FDA approves a supplement (the "supplement') to ABC's Establishment License. While we allocated certain production costs to this new inventory, the Company is dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2001 and 2000 were $512,565 and $702,225, respectively, representing a decrease of $189,660 or 27%. During the prior year quarter ended July 31, 2000, the Company engaged, to a greater extent versus the current period, consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, and the associated costs were included in SG&A. In addition, production lab personnel were more highly involved in the immediate response effort in the prior year period as compared to the current period. Those costs usually allocated to production are included in SG&A. The Company anticipates that into the foreseeable future consultation costs and involvement of its lab personnel in responding to the 483s will continue, however at reduced amounts. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended July 31, 2001 and 2000 were $291,663 and $364,951, respectively, representing a decrease of $73,288, or 20%. During the quarter ended July 31, 2001, mid-stage clinical trial in the U.S. for Dupuytren's disease and Peyronie's disease were mostly completed, hence the decline in expense. The Company anticipates that R&D expenses may begin to increase again as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income (loss)- net - Other income (loss)- net for the three months ended July 31, 2001 and 2000 was $4,993 and ($146,256) respectively. The increase of $151,249 was primarily due to the recognition of losses in the year ago period from decreasing values of equity securities held as trading security investments. There was an insignificant level of funds available for investment during the three months ended July 31, 2001 versus the year ago period due to expenditures for renovation of facilities.

Income tax benefit - The income tax benefit for the three months ended July 31, 2001 and 2000 was $0 and $5,930, respectively, a decrease of $5,930. The Company recognized tax credits for research and development in the year-ago period.

                     SIX MONTHS ENDED JULY 31, 2001 AND 2000
                     ---------------------------------------

Net sales - Net sales for the six months ended July 31, 2001 and 2000 were $3,772,318 and $2,575,383, respectively, representing a $1,196,935, or 46%
increase. The increase was due to a 63% increase in deliveries of Collagenase ABC to Abbott in the United States, and a 37% increase in deliveries to pharmaceutical companies in countries outside the United States.

As explained above, during both periods the Company delivered Collagenase ABC from inventory that was produced prior to the voluntary closure and renovation of production facilities that began in March 2000 ("previously produced work in process inventory"). The timing of deliveries to Abbott depends upon when the final stage processes for this previously produced work in process inventory are complete. The Company does not anticipate that there will be any deliveries of Collagenase ABC to Abbott during the fiscal third quarter that will end October 31, 2001 because remaining previously produced work in process inventory will not have completed final stage processing by that time. The Company anticipates that some of this inventory will be completed and delivered to Abbott during the fiscal fourth quarter of the year ending January 31, 2002, although there can be no assurance that it will be able to do so.

Royalties - Royalties for the six months ended July 31, 2001 and 2000 were $1,178,998 and $928,011, respectively, representing a $250,987 or 27% increase. As reported to the Company by Abbott, S&N sold greater amounts of Collagenase Santyl(R) Ointment, on which the royalty is earned, during the three months ended July 31, 2001 than it did in the year ago transition period of 2000, the year when S&N began marketing Collagenase Santyl(R) Ointment, as discussed in
Note 1 to the Company's Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the six months ended July 31, 2001 and 2000 were $3,123,092 and $1,243,357, respectively, representing an increase of $1,879,735 or 151% due to higher net sales, and a lower gross profit margin. The gross profit margin decreased to 17% during the six months ended July 31, 2001 compared to 52% for the 6 months ended July 31, 2000 due to sales of higher cost previously produced work in process inventory, declining levels of this inventory being processed in the final stages, and provision for potential warranty costs. During the quarter ended July 31, 2001, the Company began producing new inventory at the renovated Curacao facility, besides continuing the processing of the previously produced work in process inventory. This new inventory and future production should absorb more of the Company's production costs in future quarters. Because of the resumption of production, the profit margin during the three months ended July 31, 2001 improved to 22%, as discussed above.

From March 2000 to April 30, 2001, the Company renovated its Collagenase ABC production facilities and thus could not produce any new inventory (see "Liquidity, Capital Resources, and Changes in Financial Position"). Production costs, primarily wages, benefits, and production overhead during that period were allocated to the Company's previously produced work in process inventory that was and still is being processed, but at more limited levels than could be during normal production.

Starting in May 2001, the Company resumed Collagenase ABC enzyme production at its renovated facility in Curacao at a limited level. The Company cannot sell the enzyme it is now producing at the renovated facility to Abbott until the FDA approves a supplement (the "supplement') to ABC's Establishment License. While we allocated certain production costs to this new inventory, the Company is dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Selling, general and administrative - SG&A expenses for the six months ended July 31, 2001 and 2000 were $962,153 and $1,254,552, respectively, representing a $292,399, or 23% decrease. As explained above, during the prior year six month period ended July 31, 2000, the Company engaged, to a greater extent versus the current period, consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which were included in SG&A. In addition, production lab personnel were more highly involved in the response effort in the prior year period as compared to the current year period. Those costs usually allocated to production are included in SG&A. The Company anticipates that into the foreseeable future consultation costs and involvement of its lab personnel in responding to the 483s will continue, however at reduced amounts. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - R&D expenses for the six months ended July 31, 2001 and 2000 were $567,784 and $776,630, respectively, representing a decrease of $208,846 or 27%. During the six months ended July 31, 2001, mid-stage clinical trial in the U.S. for Dupuytren's disease and Peyronie's disease were mostly completed, hence the decline in expense. The Company anticipates that R&D expenses may begin to increase again as trials for Dupuytren's and Peyronie's diseases advance to new phases.

Other income (loss) - net - Other income (loss) - net for the six months ended July 31, 2001 and 2000 was $14,951 and ($204,354), respectively. The increase of $219,305 was due primarily the recognition of losses in the year ago period from decreasing values of equity securities held as trading security investments. There was an insignificant level of funds available for investment during the six months ended July 31, 2001 versus the year ago period due to expenditures for renovation of facilities.

Income tax benefit - The income tax benefit for the six months ended July 31, 2001 and 2000 was $0 and $2,900, respectively, a decrease of $2,900. The Company recognized tax credits for research and development in the year-ago period.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At July 31, 2001, the Company had working capital of approximately $2.3 million, which includes cash and cash equivalents, and marketable securities of approximately $1.5 million. The principal sources of cash during the six months ended July 31, 2001 were $1.3 million from operating activities, and net repayment of notes due from chairman of approximately $167,000. The principal use of cash during the six months ended July 31, 2001 was approximately $546,000 used to purchase plant, property and equipment for the Curacao and Lynbrook facilities.

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

The FDA Letter advised ABC that the FDA would institute formal proceedings to revoke ABC's Establishment License to manufacture Collagenase Santyl(R) Ointment unless ABC provided satisfactory assurances to the FDA, including submitting to the FDA a comprehensive plan of corrective action to address the observations listed in the Form 483 and the FDA Letter, and otherwise demonstrate compliance with applicable regulatory requirements.

The Company provided the FDA with a plan of corrective action and had a number of meetings with the FDA to discuss the plan of corrective action and the renovation of the Curacao production facility. ABC has submitted a number of periodic updates to the FDA on progress under the plan. ABC hired outside consultants and employed additional staff for its reorganized Quality Unit. The Company has retained an outside consulting firm with expertise in FDA regulatory compliance matters to assist in developing and implementing the corrective action plan.

The Company produced the enzyme Collagenase ABC (the "enzyme"), the active ingredient in Collagenase Santyl(R) Ointment, at its Lynbrook and Curacao facilities. The Company started extensive renovations at the Curacao facility in March 2000, which resulted in the suspension of enzyme production there. Production at the Curacao facility resumed in May 2001. The Company also voluntarily suspended the production of the enzyme at the Lynbrook facility, although final stage testing on previously produced work in process inventory continues there.

The Company has spent approximately $5.4 million through July 31, 2001 in new equipment and leasehold improvements and anticipates it could invest approximately $120,000 more to completion. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process in the future. During the fiscal year ended January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, approximately $215,000 during the fiscal year ended January 31, 2001, and approximately $55,000 during the six months ended July 31, 2001. The Company estimates it could spend an additional $150,000 in professional fees in connection with the remediation of the FDA's deficiency observations.

Although renovations at the Curacao and Lynbrook facilities were substantially completed by May 2001 and resumed production in Curacao, the Company cannot release enzyme now being produced at these facilities for sale as a pharmaceutical to Abbott until the FDA approves a supplement (the "supplement') to ABC's Establishment License. As part of the approval process for the supplement, the FDA will conduct an inspection of the Curacao facility and inspect the Lynbrook facility. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the product, which it continues to test, and estimates Abbott can use to contract manufacture Collagenase Santyl(R) Ointment into the second quarter of calendar 2002. In the opinion of the Company, this would permit Abbott to supply S&N with the ointment into the third quarter of calendar 2002 (or the second quarter of our fiscal year ending January 31, 2003).

While the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of the product produced in the renovated facilities to Abbott for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

The Company, through its subsidiary ABC - Curacao, has arranged for a two-year, non-amortizing loan of $450,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal would become due two years after the loan is drawn down. In connection with this loan, ABC-Curacao has agreed it will pledge as collateral substantially all of the Company's assets located in Curacao, with a book value of approximately $4.3 million. The Company has also agreed it would guarantee the Korpodeko loan. The Company expects to draw down this loan during the third calendar quarter of 2001 (or the third quarter of our fiscal year ending January 31, 2002).

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

The Company believes that its capital resources, together with anticipated proceeds from the sales of available inventory and related royalty income, are adequate to sustain the business at least through July 31, 2002. In addition, the Company also believes that it has made substantial progress in addressing the FDA's inspectional observations and that it may be able to resume normal operations during the first quarter of calendar year 2002 (or the first quarter of our fiscal year ending January 31, 2003). However, the Company is dependent on the FDA's approval of its renovated plant in Curacao for the resumption of normal operations and the release for sale of Collagenase ABC enzyme.

Although management believes that the Company's capital resources are adequate and that it has made satisfactory progress toward completing the Corrective Action Plan and addressing the FDA's concerns, there can be no assurance that unforeseen circumstances will not have a material adverse effect on the Company's financial condition and that the cost of completing the renovation of the Lynbrook and Curacao plants will not exceed management's estimates. In addition there can be no assurance that the FDA will not have additional inspectional observations that could result in the delay of completing the Corrective Action Plan or that the FDA will approve the renovated plant and permit the Company to resume its normal operations at all. In July 2001, we retained a strategic advisor with experience in biotechnology joint ventures and alliances to assist us in evaluating strategic opportunities. There can be no assurance that we will be able to enter into any joint ventures or alliances with other companies in the healthcare industry.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

(a.) The annual meeting of stockholders was held August 7, 2001. The purpose of the meeting was to elect three directors of the Company, and approve the BioSpecifics 2001 Stock Option Plan.

(b.) The directors elected at the stockholders' meeting were Henry Morgan, John Lane and Louis Lasagna, MD., whose terms expire in 2004. The other directors whose terms of office as director continued after the meeting are Thomas L. Wegman and Paul Gitman, MD whose terms expire in 2003, and Edwin H. Wegman and Rainer Friedel, MD., whose terms of office expire in 2002.

(c.) The results of the shareholder voting were as follows:

Election for Directors:             Votes For            Votes Withheld
---------------------------         ---------            --------------
Henry Morgan                        4,252,358               47,000
John Lane                           4,252,358                2,550
Louis Lasagna, MD.                  4,252,358               44,550

Approval of the BioSpecifics
2001 Stock Option Plan           Votes For    Votes Against     Votes Withheld
----------------------           ---------    -------------     --------------
                                 2,731,750       253,054           4,245

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BioSpecifics Technologies Corp.
                                                     (Registrant)



Date:    September 19, 2001



By: /s/Edwin H. Wegman
    ---------------------------------------
         Edwin H. Wegman
         Chairman and President




Date:    September 19, 2001



By: /s/Albert Horcher
    ---------------------------------------
         Albert Horcher
         Treasurer, Principal Financial and
         Chief Accounting Officer