Form 10QSB
period 2001-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2001-12-20
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: October 31, 2001
                                        ----------------

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


                                 (516) 593-7000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares outstanding of the issuer's common stock, par value $0.001 per share as of December 1, 2001, was 4,550,836.


       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ----   ----

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES



                                      INDEX

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


         Balance Sheets as of October 31, 2001 (unaudited)
         and January 31, 2001                                            3


         Statements of  Operations  for the Three and Nine Months
         Ended October 31, 2001 and 2000 (unaudited)                     4


         Statements of Cash Flows for the Nine Months Ended
         October 31, 2001 and 2000 (unaudited)                           5


         Notes to Consolidated Interim Financial Statements
         (unaudited)                                                     6


             Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8

Part II - Other Information

Item 1.  Legal Proceedings                                              14
Item 6.  Filings on Form 8-K                                            14

Signatures                                                              15

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                     (Unaudited)
                                                                     October 31,           January 31,
                                                                         2001                 2001
                                                                     -----------          -----------
ASSETS
Cash and cash equivalents                                            $   774,201          $   569,170
Marketable securities                                                      3,026              114,187
Accounts receivable                                                    1,029,933            1,165,932
Inventory                                                              1,409,019            1,930,044
Income tax refund receivable                                             111,933              150,000
Prepaid expenses and other current assets                                 26,581               27,946
                                                                     -----------          -----------
   Total current assets                                                3,354,693            3,957,279
                                                                     -----------          -----------

Property, plant, and equipment - net                                   5,193,247            4,893,167
Deferred tax assets                                                      136,206              136,206
Due from related parties                                                 118,252              128,280
Other assets                                                              28,812               28,812
                                                                     -----------          -----------

TOTAL ASSETS                                                         $ 8,831,210          $ 9,143,744
                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $ 1,498,239          $ 1,782,317
Notes payable to related parties                                          13,885               13,510
Deferred revenue                                                          45,000               45,000
                                                                     -----------          -----------
     Total current liabilities                                         1,557,124            1,840,827
                                                                     -----------          -----------

Minority interest in subsidiaries                                        237,948              239,448
                                                                     -----------          -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                         --                   --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,912,216 shares issued at October 31, 2001 and
4,891,146 shares issued at January 31, 2001                                4,912                4,891
Additional paid-in capital                                             3,800,104            3,748,375
Retained earnings                                                      6,116,862            6,358,331
Accumulated other comprehensive income                                    15,473               18,151
Treasury stock - 361,380 shares, at cost                              (1,911,237)          (1,911,237)
Notes receivable from chairman                                          (989,976)          (1,155,042)
                                                                     -----------          -----------
    Total stockholders' equity                                         7,036,138            7,063,469
                                                                     -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 8,831,210          $ 9,143,744
                                                                     ===========          ===========

          See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

                                                              (Unaudited)                             (Unaudited)
                                                           Three months ended                      Nine months ended
                                                              October 31,                              October 31,
                                                       2001                2000                 2001                 2000
                                                   -----------          -----------          -----------          -----------
Revenues:
   Net sales                                       $   235,260          $    69,434          $ 4,007,578          $ 2,644,817
   Royalties                                           559,149              503,414            1,738,147            1,431,425
                                                   -----------          -----------          -----------          -----------
Total Revenues                                         794,409              572,848            5,745,725            4,076,242
                                                   -----------          -----------          -----------          -----------

Costs and Expenses:
   Cost of sales                                       346,227              340,705            3,469,319            1,584,062
   Selling, general and administrative                 630,791              788,615            1,592,944            2,043,167
   Research and development                            371,791              252,127              939,575            1,028,757
                                                   -----------          -----------          -----------          -----------
Total costs and expenses                             1,348,809            1,381,447            6,001,838            4,655,986
                                                   -----------          -----------          -----------          -----------

Loss from operations                                  (554,400)            (808,599)            (256,113)            (579,744)

Other income (expense)
  Investment and other income (loss)                       453              (66,975)              18,418             (268,484)
  Interest expense                                      (2,260)                (952)              (5,274)              (3,797)
                                                   -----------          -----------          -----------          -----------
Total other income (expense) - net                      (1,807)             (67,927)              13,144             (272,281)
                                                   -----------          -----------          -----------          -----------

Loss before provision for income taxes                (556,207)            (876,526)            (242,969)            (852,025)
   Income tax expense (benefit)                              0              (92,100)                   0              (95,000)
                                                   -----------          -----------          -----------          -----------
Income (loss) before minority interest                (556,207)            (784,426)            (242,969)            (757,025)
Minority interest in losses                            (10,000)             (20,100)              (1,500)             (14,200)
                                                   -----------          -----------          -----------          -----------
Net loss                                           $  (546,207)         $  (764,326)         $  (241,469)         $  (742,825)
                                                   ===========          ===========          ===========          ===========


Basic net loss per common share                    $     (0.12)         $     (0.17)         $     (0.05)         $     (0.16)
                                                   ===========          ===========          ===========          ===========


Weighted-average common shares outstanding           4,549,063            4,529,766            4,535,488            4,529,766
                                                   ===========          ===========          ===========          ===========


Diluted net loss per common share                  $     (0.12)         $     (0.17)         $     (0.05)         $     (0.16)
                                                   ===========          ===========          ===========          ===========

Weighted-average common and dilutive
potential common shares outstanding                  4,549,063            4,529,766            4,535,488            4,529,766
                                                   ===========          ===========          ===========          ===========

          See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                      (Unaudited)
                                                                    Nine months ended
                                                                      October 31,
                                                                2001                2000
                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (241,469)         $  (742,825)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation                                                291,749              115,193
    Options and stock issued for services                        45,000               17,500
    Loss on marketable securities - net                           1,320              441,811
    Minority interest                                            (1,500)             (14,200)
    Deferred tax assets                                              --              (75,000)
  Changes in operating assets & liabilities:
    Accounts receivable                                         135,999              591,574
    Marketable securities - net                                 109,841              (17,133)
    Inventory                                                   521,025             (241,922)
    Prepaid expenses and other current assets                     1,362               93,586
    Accounts payable and accrued expenses                      (284,074)              73,499
    Income taxes payable                                         38,067               (3,970)
    Deferred revenue                                                 --              421,978
                                                            -----------          -----------
      Net cash provided by operating activities                 617,320              660,091
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in notes receivable from chairman - net             165,066             (336,886)
    Due from related parties                                     10,028               (8,500)
  Expenditures for plant, property and equipment               (591,830)          (2,856,910)
                                                            -----------          -----------
      Net cash used in investing activities                    (416,736)          (3,202,296)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable to related parties                      375                  375
  Exercises of stock options                                      6,750                   --
                                                            -----------          -----------
      Net cash provided by financing activities                   7,125                  375
                                                            -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (2,678)              (1,915)
                                                            -----------          -----------

CHANGE IN CASH AND CASH EQUIVALENTS                             205,031           (2,543,745)

  CASH AND EQUIVALENTS:
  Beginning of Period                                           569,170            4,221,447
                                                            -----------          -----------
  End of Period                                             $   774,201          $  ,677,702
                                                            ===========          ===========



SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for interest                  $     5,277          $     3,797
                                                            ===========          ===========
  Cash paid during the period for income taxes              $     1,188          $    33,563
                                                            ===========          ===========

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (UNAUDITED)


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

In March 2001, KPC became an indirect wholly owned subsidiary of Abbott Laboratories ("Abbott"). Therefore, all ensuing references, which in the past were made to "KPC", have been changed to "Abbott".

2. Interim Financial Statements
   ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring accrual adjustments, considered necessary to present fairly, in all material respects, the Company's consolidated balance sheet as of October 31, 2001, the consolidated statements of operations for the three and nine months ended

October 31, 2001 and 2000, and consolidated statements of cash flows for the nine months ended October 31, 2001 and 2000.

The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2001.

3. Net income (loss) per share
   ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three and nine months ended October 31, 2001 and 2000, common stock options have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

4. Segment Information
   -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of October 31, 2001, identifiable assets in the United States of America approximated $3.6 million and identifiable assets in Curacao, Netherlands Antilles approximated $5.2 million. For the three months and nine months ended October 31, 2001, total revenues derived from Abbott in the United States of America approximated $0.5 million and $5.1 million, respectively, and $227,000 and $579,000, respectively from customers in Brazil and India. For the three and nine months ended October 31, 2000, total revenues derived from Abbott in the United States of America approximated $0.5 million and $3.5 million, respectively, and $49,000 and $531,000, respectively from customers in Brazil and India. There are minimal assets and operations in Germany.

5. Stockholders' equity and other comprehensive income
   ---------------------------------------------------

The change to stockholders' equity during the periods presented includes decreases to retained earnings due to net losses. Increases in common stock and additional paid in capital include the issuance of common stock for services, fully vested and non-forfeitable stock options granted to non-employees, and the issuance of common stock resulting from the exercise of stock options. Other comprehensive income represents gains and losses resulting from translation of a foreign subsidiary's balance sheet and statement of operations.

6) Recent Accounting Pronouncements
   --------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect the adoption of SFAS No. 141 and 142 to have a material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new guidance resolves significant implementation issues related to SFAS No. 121, "Accounting for Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 supersedes SFAS No. 121, but it retains its fundamental provisions. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS No. 144 is not recoverable from its undiscounted cash flows and exceeds its fair value. It also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt its provisions in the first quarter of the Company's fiscal year ending January 31, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position and results of operations.

7. Regulatory Matter
   -----------------

See "Liquidity, Capital Resources, and Changes in Financial Condition" in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion regarding the effect of this regulatory matter on the Company's financial condition.

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

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its annual report on Form 10-KSB for the fiscal year ended January 31, 2001.

                  Three months ended October 31, 2001 and 2000
                  --------------------------------------------

Net sales - Net sales for the three months ended October 31, 2001 and 2000 were $235,260 and $69,434 respectively, representing an increase of $165,826 or 239%.

During both the three months ended October 31, 2001 and 2000 none of the Company's inventory of enzyme product, Collagenase ABC, was in the finished stage and available for delivery to KPC, due to the implementation of new production controls. These controls lengthened the production cycle and the impact was felt during both three month periods. The Company is delivering to Abbott Collagenase ABC inventory that was produced prior to the voluntary closure and renovation of production facilities that began in March 2000 ("previously produced work in process inventory"). The Company anticipates that much of this inventory will be finished and delivered to Abbott in the fourth quarter of this fiscal year (ended January 31, 2002), although there can be no assurance as to the exact timing. The timing of deliveries to Abbott depends upon when the final stage processes for this previously produced work in process inventory are complete. Abbott has indicated that the Company may deliver any of the enzyme product in inventory as soon as it is finished. Net sales include testing of ointment compounded by Abbott during both periods presented, and sales of Collagenase ABC to foreign customers from inventory not designated for Abbott.

Royalties - Royalties for the three months ended October 31, 2001 and 2000 were $559,149 and $503,414 respectively, representing an increase of $55,735 or 11%. As reported to the Company by Abbott, S&N sold greater amounts of Collagenase Santyl(R) Ointment, on which the royalty is earned, during the three months ended October 31, 2001 than it did in the year ago period. We consider the calendar year 2000 to have been a transition year in which S&N began marketing Collagenase Santyl(R) Ointment, as discussed in Note 1 to the Company's Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the three months ended October 31, 2001 and 2000 were $346,227 and $340,705, respectively, representing an increase of $5,522, or 2%. The gross profit margin was negative during both three months ended October 31, 2001 and 2000 due to sales to foreign customers of higher cost previously produced work in process inventory and declining levels of this inventory being processed in the final stages. During the quarter ended July 31, 2001, the Company began producing new inventory at the renovated Curacao facility (which is subject to FDA approval, as described below), besides continuing the processing of previously produced work in process inventory.

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

In May 2001, the Company resumed Collagenase ABC enzyme production at its renovated facility in Curacao at a limited level. The Company cannot sell enzyme it is now producing at the renovated facility to Abbott until the FDA approves a supplement (the "supplement') to ABC's Establishment License. While we allocated certain production costs to this new inventory, the remaining costs went to selling, general and administrative, as the Company is dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Selling, general and administrative - Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2001 and 2000 were $630,791 and $788,615, respectively, representing a decrease of $157,824 or 20%. During the prior year quarter ended October 31, 2000, the Company engaged, to a greater extent versus the current period, consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, and the associated costs were included in SG&A. During both periods, however, production lab personnel have been highly involved in the response effort and validation of the Curacao production facility. These costs usually allocated to production are included in SG&A. The Company will continue to incur into the foreseeable future consultation costs and involvement of its lab personnel in responding to the 483s and validating the Curacao production facility. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - Research and development ("R&D") expenses for the three months ended October 31, 2001 and 2000 were $371,791 and $252,127, respectively, representing an increase of $119,664, or 47%. During the quarter ended October 31, 2001, the Company began planning and preparation for Phase 3 trials of its injectable collagenase for the treatment of Dupuytren's disease, resulting in greater costs than incurred in the prior period. The Company anticipates that R&D expenses may begin to increase again as trials for Dupuytren's are initiated.

Other income (expense)- net - Other income (expense)- net for the three months ended October 31, 2001 and 2000 was ($1,807) and ($67,927) respectively. The decrease of 66,120 in the loss was primarily due to the recognition of losses in the prior comparative period from decreasing values of equity securities held as trading security investments. There was an insignificant level of funds available for investment during the three months ended October 31, 2001 versus the prior comparative period due to expenditures for renovation of facilities.

Income tax benefit - The income tax benefit for the three months ended October 31, 2001 and 2000 was $0 and $92,100, respectively, a decrease of $92,100. The Company recognized tax credits for research and development in the year-ago period.

                   Nine months ended October 31, 2001 and 2000
                   -------------------------------------------

Net sales - Net sales for the nine months ended October 31, 2001 and 2000 were $4,007,578 and $2,644,817, respectively, representing a $1,362,761 or 52%
increase. The increase was primarily due to a 63% increase in deliveries of Collagenase ABC to Abbott in the United States. There was also a 9% increase in deliveries to pharmaceutical companies in countries outside the United States.

As explained above, during both periods the Company delivered to Abbott Collagenase ABC inventory that was produced prior to the voluntary closure and renovation of production facilities that began in March 2000 ("previously produced work in process inventory"). The timing of deliveries to Abbott depends upon when the final stage processes for this previously produced work in process inventory are complete. There were no deliveries to Abbott during the fiscal third quarters ended October 31, 2001 and 2000 because remaining previously produced work in process inventory had not completed final stage processing by the end of the period. The Company anticipates that much of this inventory will be completed and delivered to Abbott during the fiscal fourth quarter of the year ending January 31, 2002, although there can be no assurance that it will be able to do so.

Royalties - Royalties for the nine months ended October 31, 2001 and 2000 were $1,738,147 and $1,431,425, respectively, representing a $306,722 or 21%
increase. As reported to the Company by Abbott, S&N sold greater amounts of Collagenase Santyl(R) Ointment, on which the royalty is earned, during the nine months ended October 31, 2001 than it did in the year ago transition period of 2000, the year when S&N began marketing Collagenase Santyl(R) Ointment, as discussed in Note 1 to the Company's Consolidated Interim Financial Statements.

Cost of sales - Cost of sales for the nine months ended October 31, 2001 and 2000 were $3,469,319 and $1,584,062, respectively, representing an increase of $1,885,257 or 119% due to higher net sales, and a lower gross profit margin. The gross profit margin decreased to 13% during the nine months ended October 31, 2001 compared to 40% for the nine months ended October 31, 2000 due to sales of higher cost previously produced work in process inventory, declining levels of this inventory being processed in the final stages, and provision for potential warranty costs. During the nine months ended October 31, 2001, the Company began producing new inventory at the renovated Curacao facility, besides continuing the processing of the previously produced work in process inventory.

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

Starting in May 2001, the Company resumed Collagenase ABC enzyme production at its renovated facility in Curacao at a limited level. The Company cannot sell the enzyme it is now producing at the renovated facility to Abbott until the FDA approves a supplement (the "supplement') to ABC's Establishment License. While we allocated certain production costs to this new inventory, the remaining costs were allocated to selling, general and administrative, as the Company is dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Selling, general and administrative - SG&A expenses for the nine months ended October 31, 2001 and 2000 were $1,592,944 and $2,043,167, respectively, representing a $450,223, or 22% decrease. As explained above, during the prior year nine month period ended October 31, 2000, the Company engaged, to a greater extent versus the current period, consultants to assist in responding to FDA inspectional observations on FDA's Form 483 ("483's") from FDA inspectors, the cost of which were included in SG&A. During both periods, however, production lab personnel have been highly involved in the response effort and validation of the Curacao production facility. These costs usually allocated to production are included in SG&A. The Company will continue to incur into the foreseeable future consultation costs and involvement of its lab personnel in responding to the 483s and validating the Curacao production facility. See "Liquidity, Capital Resources, and Changes in Financial Condition".

Research and development - R&D expenses for the nine months ended October 31, 2001 and 2000 were $939,575 and $1,028,757, respectively, representing a decrease of $89,182 or 9%. During the nine months ended October 31, 2001, mid-stage clinical trials that were underway during the prior year period for Dupuytren's disease and Peyronie's disease were mostly completed, hence the decline in expense. The Company anticipates that R&D expenses will increase again as trials for Dupuytren's disease advance to Phase 3.

Other income (expense) - net - Other income (expense) - net for the nine months ended October 31, 2001 and 2000 was $13,144 and ($272,281), respectively. The change of $285,425 was due primarily the recognition of losses in the prior comparative period from decreasing values of equity securities held as trading security investments. There was an insignificant level of funds available for investment during the nine months ended October 31, 2001 versus the prior comparative period due to expenditures for renovation of facilities.

Income tax benefit - The income tax benefit for the nine months ended October 31, 2001 and 2000 was $0 and $95,000, respectively, a decrease of $95,000. The Company recognized tax credits for research and development in the year-ago period.

Liquidity, Capital Resources, and Changes in Financial Condition
----------------------------------------------------------------

The Company's primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At October 31, 2001, the Company had working capital of approximately $1.8 million, which includes cash and cash equivalents, and marketable securities of approximately $774,000. The principal sources of cash during the nine months ended October 31, 2001 were approximately $617,000 from operating activities, and net repayment of notes due from chairman of approximately $165,000. The principal use of cash during the nine months ended October 31, 2001 was approximately $592,000 invested in plant, property and equipment for the Curacao and Lynbrook facilities.

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

The Company has spent approximately $5.4 million through October 31, 2001 in new equipment and leasehold improvements and anticipates it could invest approximately $75,000 more to completion. This investment is intended to address matters described in the Form 483 and the FDA Letter, as well as to modernize and ensure the efficiency of the Company's production process in the future. During the fiscal year ended January 31, 2000 the Company had spent approximately $1,000,000 for professional fees and other expenses in connection with the remediation of the FDA's deficiency observations, approximately $215,000 during the fiscal year ended January 31, 2001, and approximately $75,000 during the nine months ended October 31, 2001. The Company estimates it could spend an additional $50,000 in professional fees in connection with the remediation of the FDA's deficiency observations.

Although renovations at the Curacao and Lynbrook facilities were substantially completed by May 2001 and resumed production in Curacao, the Company cannot release enzyme now being produced at these facilities for sale as a pharmaceutical in the United States until the FDA approves a supplement (the "supplement') to ABC's Establishment License. As part of the approval process for the supplement, the FDA will conduct an inspection of the Curacao facility and inspect the Lynbrook facility. In anticipation of the renovation and suspension of manufacturing operations, the Company accumulated an inventory of the product (the "previously produced work in process inventory"), which it continues to test, and estimates can be used by Abbott to contract manufacture Collagenase Santyl(R) Ointment into the second quarter of calendar 2002. In the opinion of the Company, Abbott will be able to supply S&N with the Santyl(R) ointment made from previously produced work in process inventory into the beginning of calendar 2003 (or the fourth quarter of our fiscal year ending January 31, 2003).

While the Company believes that it has made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if the Company is unable to further address these matters in a timely manner, there may be delays in the delivery of the Collagenase ABC enzyme product produced in the renovated facilities to Abbott for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on the Company's future operating results.

In November 2001, the Company, through its subsidiary ABC - Curacao, drew down a two-year, non-amortizing loan of $450,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal will come due in two years or November 2003. In connection with this loan, ABC-Curacao pledged as collateral substantially all of the Company's fixed assets located in Curacao, with a book value of approximately $4.3 million. The Company has also guaranteed the Korpodeko loan.

The Company, through its subsidiary, ABC-Curacao, also maintains a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at October 31, 2001). Drawings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by ABC-New York.

The Company believes that its capital resources, together with anticipated proceeds from the sales of available inventory and related royalty income, are adequate to sustain the business through October 31, 2002. In addition, the Company also believes that it has made substantial progress in addressing the FDA's inspectional observations and that it may be able to resume normal operations during the second quarter of calendar year 2002 (or the second quarter of our fiscal year ending January 31, 2003). However, the Company is dependent on the FDA's approval of its renovated plant in Curacao for the resumption of normal operations and the release for sale of Collagenase ABC enzyme to Abbott.

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

Item 6.  Filings on Form 8-K

In an 8-K report dated December 10, 2001, the Company reported a change in certifying accountant from Grant Thornton LLP to BDO Seidman, LLP.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BioSpecifics Technologies Corp.
                                            (The Registrant)



Date:   December 20, 2001
        -----------------


By: /s/ Edwin H. Wegman
    -------------------------------
        Edwin H. Wegman
        Chairman and President




Date:   December 20, 2001
        ---------------------------


By: /s/ Albert Horcher
    -------------------------------
        Albert Horcher
        Treasurer, Principal Financial and
        Chief Accounting Officer