Form 10QSB
period 2002-04-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2002-06-18
CIK 875622

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB
         (Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: April 30, 2002
                                         --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,550,836 shares of Common Stock, $0.001 par value as of June 1, 2002


         Transitional Small Business Disclosure Format (check one):
Yes         No  X
     ---       ---

                                      INDEX
                                      -----

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3


Consolidated Financial Statements:


         Balance Sheets as of April 30, 2002 (unaudited) and January 31, 2002                            3


         Statements  of  Operations  for the Three  Months Ended April 30, 2002 and 2001
         (unaudited)                                                                                     4


         Statements  of Cash Flows for the Three  Months  Ended  April 30, 2002 and 2001
         (unaudited)                                                                                     5


         Notes to Consolidated Interim Financial Statements (unaudited)                                  6


         Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations                                                                           7


PART II - OTHER INFORMATION                                                                             11


SIGNATURES                                                                                              12


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                                April 30,            January 31,
                                                                                  2002                   2002
                                                                              -----------            -----------
Cash and cash equivalents                                                     $ 1,317,488            $   693,215
Marketable securities                                                               3,026                  3,026
Accounts receivable                                                             1,027,640              2,606,412
Inventory, net                                                                    813,943                784,164
Prepaid expenses and other current assets                                          29,303                 12,878
                                                                              -----------            -----------
   Total current assets                                                         3,191,400              4,099,695

Property, plant, and equipment - net                                            4,922,916              5,063,313
Deferred tax assets                                                               164,536                164,536
                                                                              -----------            -----------
                                                                              $ 8,278,852            $ 9,327,544
                                                                              ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                         $ 1,606,558            $ 1,680,629
Notes payable to related parties                                                   14,135                 14,010
Deferred revenue                                                                   45,000                 45,000
                                                                              -----------            -----------
     Total current liabilities                                                  1,665,693              1,739,639

Long-term debt                                                                    455,000                455,000

Minority interest in subsidiaries                                                 211,378                238,678

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                                  --                     --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,912,216 shares issued at April 30, 2002 and January 31, 2002                      4,912                  4,912
Additional paid-in capital                                                      3,800,104              3,800,104
Retained earnings                                                               5,163,396              6,101,015
Accumulated other comprehensive income                                             12,384                 15,811
Treasury stock - 361,380 shares, at cost                                       (1,911,237)            (1,911,237)
Notes receivable from chairman and other related party                         (1,122,778)            (1,116,378)
                                                                              -----------            -----------
    Stockholders' equity                                                        5,946,781              6,894,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 8,278,852            $ 9,327,544
                                                                              ===========            ===========


See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp.
and Subsidiaries
Consolidated Statements of Operations

                                                                  (Unaudited)
                                                              Three Months Ended
                                                                   April 30,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------
Revenues:
   Net sales                                              $   341,894    $ 2,211,202
   Royalties                                                  560,128        581,270
                                                          -----------    -----------
                                                              902,022      2,792,472
                                                          -----------    -----------

Costs and Expenses:
   Cost of sales                                              768,876      1,899,488
   General and administrative                                 741,230        449,588
   Research and development                                   361,210        276,121
                                                          -----------    -----------
                                                            1,871,316      2,625,197
                                                          -----------    -----------

Income (loss) from operations                                (969,294)       167,275

Other income (expense):
   Investment and other income                                 16,972         11,042
   Interest expense                                           (12,597)        (1,084)
                                                          -----------    -----------
                                                                4,375          9,958

Income (loss) before income taxes and minority interest      (964,919)       177,233
Income tax expense                                                  0              0
                                                          -----------    -----------
Income (loss) before minority interest                       (964,919)       177,233
 Minority interest in net loss (income) of subsidiaries        27,300         (2,500)
                                                          -----------    -----------
Net income (loss)                                         ($  937,619)   $   174,733
                                                          ===========    ===========


Basic net income (loss) per common share                  ($     0.21)   $      0.04
                                                          ===========    ===========

Weighted-average common shares outstanding                  4,550,836      4,529,766
                                                          ===========    ===========

Diluted net income (loss) per common share                ($     0.21)   $      0.04
                                                          ===========    ===========

Weighted-average common and dilutive
potential common shares outstanding                         4,550,836      4,563,406
                                                          ===========    ===========


See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                (Unaudited)
                                                             Three Months Ended
                                                                  April 30,
                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        2002          2001
                                                         -----------    -----------
 Net  income (loss)                                      ($  937,619)   $   174,733
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                            162,424         40,999
    Loss on marketable securities - net                           --          1,320
    Minority interest in income (loss) of subsidiaries       (27,300)         2,500
    Options issued for services                                   --          5,000
  Changes in operating assets and liabilities:
    Accounts receivable                                    1,578,772       (882,792)
    Marketable securities, net                               109,841
    Inventory                                                (29,779)       869,488
    Prepaid expenses and other current assets                (16,425)         5,540
    Accounts payable and accrued expenses                    (74,071)      (229,573)
                                                         -----------    -----------
      Net cash provided by operating activities              656,002         97,056
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable from chairman and
   other related party                                        (6,400)       (24,067)
   Expenditures for plant, property and equipment            (22,027)      (329,227)
                                                         -----------    -----------
      Net cash used in investing activities                  (28,427)      (353,294)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable to related parties                     125            125

Effect of exchange rates on cash and cash equivalents         (3,427)         1,617

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             624,273       (254,496)

  CASH AND CASH EQUIVALENTS:
  Beginning of period                                        693,215        569,170
                                                         -----------    -----------
  End of period                                          $ 1,317,488    $   314,674
                                                         ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $    12,597    $     1,085
                                                         ===========    ===========
  Cash paid during the period for income taxes           $    14,050    $     1,188
                                                         ===========    ===========

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (UNAUDITED)

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

The Company derives most of its net sales of product revenues and all of its royalty revenues from one customer in the United States, Abbott Laboratories ("Abbott") who, pursuant to an exclusive licensing agreement, compounds the product into Collagenase Santyl(R) Ointment ("Santyl(R)" or "Ointment"), a prescription drug used to treat a variety of skin wounds. The royalty revenues from Abbott are earned on sales of Santyl(R) to distributors by Smith & Nephew, Inc. ("S&N").

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

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly, in all material respects, the Company's balance sheet as of April 30, 2002, the statements of operations for the three months ended April 30, 2002 and 2001, and statements of cash flows for the three months ended April 30, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2002.

3.  Net income (loss) per share
    ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three months ended April 30, 2002, common stock equivalents have not been included in the diluted EPS calculation, as their effect would have been antidilutive. During the three months ended April 30, 2001, dilutive common stock options included in diluted EPS amounted to 33,640.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of April 30, 2002, identifiable assets in the United States of America approximated $3.0 million and identifiable assets in Curacao, Netherlands Antilles and Germany approximated $5.3 million. For the three months ended April 30, 2002, total revenues derived from a customer in the United States of America approximated $646,000 and $256,000 from customers in Brazil and India. For the three months ended April 30, 2001, total revenues derived from a customer in the United States of America approximated $2.7 million and $100,000 from customers in Brazil and India. Total accounts receivable at April 30, 2002 are comprised of amounts due from three customers.

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

6.  Liquidity and Financial Condition
    ---------------------------------

See "Liquidity, Capital Resources, and Changes in Financial Condition" for a discussion about the Company's response to FDA inspectional observations, the upgrade at the Curacao facility, and the effects on the Company's financial condition.

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

We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf. Such factors include, but are not limited to, government regulation, our ability to obtain the approval of our production facilities, our estimate that our inventory of product for Abbott is sufficient until the product being produced at the upgraded facilities is approved and can be sold to Abbott, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the Food and Drug Administration ("FDA") and foreign health authorities of potential products, market acceptance of our potential products, and other risks detailed herein and in other filings we make with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2002.

Three months ended April 30, 2002 and 2001
------------------------------------------

Net Sales - Net sales include the sales of Collagenase ABC recognized at the time the product is shipped to customers, primarily Abbott. Net sales also include fees we charge Abbott for testing Collagenase Santyl(R) Ointment contract manufactured by Abbott. Net sales for the three months ended April 30, 2002 and 2001 were $341,894 and $2,211,202, respectively, a decrease of $1,869,308 or 85%. The decrease is due to the timing of product shipments made to Abbott, which depends on when the product is complete and thereby ready for shipment to Abbott. During the three months ended April 30, 2002, none of our Collagenase ABC was ready for delivery, versus the three months ended April 30, 2001, when we made two large shipments to Abbott of inventory accumulated in anticipation of the suspension of manufacturing operations, that became available during that period. We expect to make the last delivery of available inventory to Abbott during the second fiscal quarter ended July 31, 2002. After that, we do not expect to make any more deliveries to Abbott until the Curacao facility is approved and quarantine inventory now being produced there is approved. During the three months ended April 30, 2002 we had sales of approximately $256,000 to our customers in Brazil and India versus $100,000 during the quarter ended April 30, 2001.

Royalties - Royalties for the three months ended April 30, 2002 and 2001 were $560,128 and $581,270 respectively, a decrease of $21,142 or 4%. The decrease was due to lower sales of Collagenase ointment (Collagenase Santyl(R)) to wholesalers in the United States by S&N during the 2002 first fiscal quarter, as reported to the Company by Abbott.

Cost of Sales - Cost of sales for the three months ended April 30, 2002 and 2001 were $768,876 and $1,899,488 respectively, a decrease of $1,130,612 or 60%. As discussed above, during the three months ended April 30, 2002, we made no shipments of Collagenase ABC to Abbott because none was available for delivery. During the three months ended April 30, 2001, we made two large shipments to Abbott of accumulated product in inventory. We had a negative gross profit margin in the current quarter due to fixed production costs, compared to a gross profit percentage of 15% during the three months ended April 30, 2001.

We are producing new inventory at the upgraded Curacao facility for all our customers. The inventory being produced for Abbott is work in process inventory that must undergo additional processing. Since the Curacao facility has not yet been inspected and approved by FDA, that inventory will remain in quarantine until approval, if obtained. We are dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations (see "Liquidity, Capital Resources, and Changes in Financial Position").

General and administrative - General and administrative expenses for the three months ended April 30, 2002 and 2001 were $741,230 and $449,588 respectively, an increase of $291,642 or 65%. During the quarter ended April 30, 2002, a significant portion of our lab and production personnel time has been on preparing for the pending FDA inspection of the Curacao facility. During the year ago period, the upgraded facility's construction had just been completed and therefore the FDA inspection was not pending. Since such a significant portion of laboratory personnel was devoted to this effort, their costs were allocated from cost of sales to general and administrative. We expect this effort to continue; therefore we will allocate these costs to general and administrative throughout the fiscal year ending January 31, 2003.

Research and development - Research and development ("R&D") expense for the three months ended April 30, 2002 and 2001 were $361,210 and $276,121 respectively, representing an increase of $85,089 or 31%. The increase is due to higher costs incurred for development of Cordase(TM), our injectable collagenase for Dupuytren's disease, as we prepare for the initiation of Phase 3 clinical trials for this potential product.

Other income (expense), net - Other income (expense), net for the three months ended April 30, 2002 and 2001 was $4,375 and $9,958 respectively. The decrease of $5,583 was attributable to interest expense on our loan with Korpodeko (see "Liquidity, Capital Resources and Changes in Financial Condition").

Income tax (expense) benefit - We recorded no income tax expense or benefit for the three months ended April 30, 2002 and 2001. We did not record a tax benefit for the net loss during the quarter ended April 30, 2002 because the loss can only be applied to future earnings, which we do not forecast for the fiscal year ended January 31, 2003. We believe we will utilize the benefit of net deferred tax assets based on recognition of future taxable income.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

Our primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At April 30, 2002, the Company had working capital of approximately $1.5 million, which includes cash and cash equivalents, and marketable securities of approximately $1.3 million. The principal source of cash during the three months ended April 30, was approximately $656,000 provided by operating activities, primarily from a decrease of approximately $1.6 in accounts receivable partially offset by the net loss of approximately $938,000.

Collagenase ABC enzyme is our only product and sole source of revenues. The production and marketing of Collagenase ABC enzyme is subject to regulation in the United States by the federal government, principally the FDA. We stopped production of the enzyme and began upgrading the Curacao facility in March 2000. In May 2001 we completed the upgrade and went back into limited production. In April 2002 we filed with the FDA a "Prior Approval Supplement" ("PAS") for the Curacao facility upgrade. Although it is difficult to predict with any certainty the time at which the PAS approval can be obtained, we believe we could obtain approval of the PAS and Curacao facility by the end of the fiscal year that will end January 31, 2003.

While we are producing enzyme at the upgraded Curacao facility, the new enzyme production for Abbott must be held in quarantine and can only be sold to Abbott if and when the FDA approves the PAS and any enzyme already produced at the facility for Abbott. There can be no assurance if or when the FDA will approve our PAS according to our schedule, if at all.

Since we began upgrading the Curacao facility in March 2000, we have not produced any new enzyme that we can currently sell to Abbott. The enzyme we processed and sold to Abbott in fiscal 2001 and fiscal 2002, which it used to make Collagenase Santyl(R) Ointment ("Santyl(R)"), was from an inventory of enzyme we built up at the Curacao facility prior to the start of the upgrade. This inventory will be depleted during the second fiscal quarter ended July 31, 2002. Revenues from this inventory and royalties on sales of ointment will be insufficient to cover our operating expenses, resulting in an operating loss for the fiscal year that will end January 31, 2003.

We expect to have cash to fund operations during the fiscal year ended January 31, 2003 from royalties from sales of Santyl(R), the sale of the remaining enzyme inventory to Abbott, the production and sale of enzyme to foreign customers, collection of our accounts receivable, and cash currently on hand. We estimate that Abbott can supply S&N with Santyl(R) through March 2003, based on its inventory of enzyme it has already purchased from us, our remaining inventory of enzyme, and S&N's rate of Santyl(R) sales. If we are able to get approval of the PAS by the end of the fiscal year ending January 31, 2003, we may also be able to sell quarantined enzyme already produced and planned to be produced.

However, if approval is significantly delayed and we cannot sell quarantined product, we will be unable to fund operations beyond the first quarter of calendar 2003 unless we are able to raise additional funds.

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

While we believe we have made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if we are unable to further address these matters in a timely manner to the satisfaction of the FDA, there may be delays in the delivery of the product produced in the renovated facilities to Abbott for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays could have a material adverse effect on our future operating results.

Our subsidiary in Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from an industrial development agency there ("Korpodeko") during the fiscal year ended January 31, 2002. In connection with this loan, our subsidiary AB-Curacao agreed to pledge as collateral substantially all of our production assets located in Curacao, with a book value of approximately $4.1 million. BioSpecifics has also guaranteed the Korpodeko loan. We drew down this loan in November 2001. Through our subsidiary ABC-Curacao, we also maintain a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 2002). Drawings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by another of our subsidiaries, ABC-New York.

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

In addition to obligations previously discussed, long-term obligations at April 30, 2002 include operating leases of approximately $191,000 annually through fiscal 2006.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

For a discussion of our progress concerning inspectional observations from the U.S. Food and Drug Administration, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources, and Change in Financial Condition."

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BioSpecifics Technologies Corp.
                                           (Registrant)



Date:    June 18, 2002            By:/s/ Edwin H. Wegman
                                      -------------------
                                         Edwin H. Wegman
                                         Chairman, President, and
                                         Chief Executive Officer






Date:    June 18, 2002            By: /s/ Albert Horcher
                                      -------------------
                                          Albert Horcher
                                          Secretary, Treasurer and Principal
                                          Financial and Chief Accounting Officer