Form 10QSB
period 2002-07-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2002-09-23
CIK 875622

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: JULY 31, 2002
                                         -------------

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

Yes __X__   No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,577,836 shares of Common Stock, $0.001 par value as of September 1, 2002.

         Transitional Small Business Disclosure Format (check one):
Yes ___ No __X__

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3


Item 1.  Financial Statements                                                  3


Consolidated Financial Statements:


         Balance Sheets as of July 31, 2002 (unaudited) and January 31, 2002   3


         Statements of Income for the Three and Six Months Ended
         July 31, 2002 and 2001 (unaudited)                                    4


         Statements of Cash Flows for the Six Months Ended
         July 31, 2002 and 2001 (unaudited)                                    5

         Notes to Consolidated Interim Financial Statements (unaudited)        6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3.  Controls and Procedures                                              13

Part II - Other Information                                                   13


SIGNATURES                                                                    13

CERTIFICATIONS                                                                14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                (Unaudited)
                                                                  July 31,      January 31,
ASSETS                                                              2002            2002
                                                                -----------     -----------
Cash and cash equivalents                                       $   619,618     $   693,215
Marketable securities                                                 3,026           3,026
Accounts receivable                                               1,462,777       2,606,412
Inventory, net                                                      505,306         784,164
Prepaid expenses and other current assets                            31,624          12,878
                                                                -----------     -----------
   TOTAL CURRENT ASSETS                                           2,622,351       4,099,695

Property, plant, and equipment - net                              4,759,545       5,063,313
Deferred tax assets                                                 164,536         164,536
                                                                -----------     -----------
                                                                $ 7,546,432     $ 9,327,544
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $ 1,540,680     $ 1,680,629
Notes payable to related parties                                     14,260          14,010
Deferred revenue                                                     45,000          45,000
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES                                    1,599,940       1,739,639

Long-term debt                                                      455,000         455,000

Minority interest in subsidiaries                                   193,378         238,678

Commitments and contingencies

STOCKHOLDERS' EQUITY

Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                    --              --
Common stock, $.001 par value; 10,000,000 shares authorized;
  4,939,216 shares issued at July 31, 2002 and
  4,912,216 issued  at January 31, 2002                               4,939           4,912
Additional paid-in capital                                        3,827,076       3,800,104
Retained earnings                                                 4,495,412       6,101,015
Accumulated other comprehensive income                               12,233          15,811
Treasury stock - 361,380 shares, at cost                         (1,911,237)     (1,911,237)
Notes receivable from chairman and other related party           (1,130,309)     (1,116,378)
                                                                -----------     -----------
    STOCKHOLDERS' EQUITY                                          5,298,114       6,894,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 7,546,432     $ 9,327,544
                                                                ===========     ===========

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Income

                                                                   Unaudited                      Unaudited
                                                               Three months ended              Six months ended
                                                                     July 31,                       July 31,
                                                               2002           2001            2002           2001
                                                          -----------------------------------------------------------
Revenues:
   Net sales                                              $ 1,051,607     $ 1,561,116     $ 1,393,501     $ 3,772,318
   Royalties                                                  472,222         597,728       1,032,350       1,178,998
                                                          -----------------------------------------------------------
                                                            1,523,829       2,158,844       2,425,851       4,951,316
                                                          -----------------------------------------------------------

Costs and Expenses:
   Cost of sales                                            1,114,635       1,223,604       1,883,511       3,123,092
   General and administrative                                 781,364         512,565       1,522,594         962,153
   Research and development                                   300,134         291,663         661,344         567,784
                                                          -----------------------------------------------------------
                                                            2,196,133       2,027,832       4,067,449       4,653,029
                                                          -----------------------------------------------------------

Income (loss) from operations                                (672,304)        131,012      (1,641,598)        298,287

Other income (expense)
  Investment and other income (loss)                           (4,015)          6,923          12,962          17,965
  Interest expense                                             (9,670)         (1,930)        (22,267)         (3,014)
                                                          -----------------------------------------------------------
                                                              (13,685)          4,993          (9,305)         14,951
                                                          -----------------------------------------------------------

Income (loss) before taxes and minority interest             (685,989)        136,005      (1,650,903)        313,238
Income tax benefit                                                  0               0               0               0
                                                          -----------------------------------------------------------
Income (loss) before minority interest                       (685,989)        136,005      (1,650,903)        313,238
Minority interest in net income (loss) of subsidiaries         18,000          (6,000)         45,300          (8,500)
                                                          -----------------------------------------------------------
Net income (loss)                                         $  (667,989)    $   130,005     $(1,605,603)    $   304,738
                                                          ===========================================================

Basic net income (loss) per common share                  $     (0.15)    $      0.03     $     (0.35)    $      0.07
                                                          ===========================================================

Weighted-average common shares outstanding                  4,555,058       4,534,373       4,552,947       4,532,095
                                                          ===========================================================

Diluted net income (loss) per common share                $     (0.15)    $      0.03     $     (0.35)    $      0.07
                                                          ===========================================================
Weighted-average common and dilutive
potential common shares outstanding                         4,555,058       4,644,808       4,552,947       4,601,244
                                                          ===========================================================

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                      (Unaudited)
                                                                    Six months ended
                                                                       July 31,
                                                                   2002           2001
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $(1,605,603)    $   304,738
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
    Depreciation                                                   325,795         194,500
    Options issued for services                                          0          30,000
    (Gain) loss on marketable securities - net                           0           1,320
    Minority interest in income of subsidiaries                    (45,300)          8,500
  CHANGES IN OPERATING ASSETS & LIABILITIES:

    Accounts receivable                                          1,143,635         (37,380)
    Marketable securities - net                                          0         109,841
    Inventory                                                      278,858         774,626
    Prepaid and other current assets                               (18,746)          3,173
    Accounts payable & accruals                                   (139,950)        (60,865)
                                                               -----------     -----------
      Net cash provided (used)  by operating activities            (61,311)      1,328,453
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in notes receivable from chairman and
  other related party - net                                        (13,931)        167,566
  Expenditures for plant, property and equipment                   (22,027)       (545,718)
                                                               -----------     -----------
      Net cash used in investing activities                        (35,958)       (378,152)
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increases in notes payable to related parties                        250             250
  Exercises of stock options                                        27,000           6,750
                                                               -----------     -----------
      Net cash provided by financing activities                     27,250           7,000
                                                               -----------     -----------

Effect of exchange rates on cash and cash equivalents               (3,578)           (574)
                                                               -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (73,597)        956,727

  CASH AND EQUIVALENTS:
  Beginning of Period                                              693,215         569,170
                                                               -----------     -----------
  End of Period                                                $   619,618     $ 1,525,897
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE
  Cash paid during period for interest                         $    22,266     $     3,016
                                                               ===========     ===========
  Cash paid during period for income taxes                     $    14,050     $     1,188
                                                               ===========     ===========

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2002
                                   (UNAUDITED)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

BioSpecifics Technologies Corp. ("the Company") was incorporated under the laws of the State of Delaware in 1990. The Company produces a fermentation-derived enzyme named Collagenase ABC (the "product" or "enzyme") that is licensed by the U.S. Food and Drug Administration (the "FDA"). The Company operates production facilities in Lynbrook, New York (the "Lynbrook Plant or Facility") and in Curacao, Netherlands Antilles, the Company's primary production facility (the "Curacao Plant or Facility"). The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

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

The accompanying consolidated financial statements have been prepared on a going concern basis. As discussed in "Liquidity, Capital Resources, and Changes in Financial Condition", the Company must get approval of its Curacao facility in order to generate revenues sufficient to cover operating expenses in the near term. Management's plans in regard to this matter are discussed in that section. The consolidated financial statements do not include any adjustments that might result from the ultimate timing of the facility's approval.

2.  Interim Financial Statements
    ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly, in all material respects, the Company's balance sheet as of July 31, 2002, the statements of operations for the three and six months ended July 31, 2002 and 2001, and statements of cash flows for the three months ended July 31, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2002.

3.  Net income (loss) per share
    ---------------------------

Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three and six months ended July 31, 2002, common stock equivalents have not been included in the diluted EPS calculation, as their effect would have been antidilutive. During the three and six months ended July 31, 2001, dilutive common stock options included in diluted EPS amounted to 110,435 and 69,149.

4.  Segment Information
    -------------------

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of July 31, 2002, identifiable assets in the United States of America approximated $2.7 million and identifiable assets in Curacao, Netherlands Antilles and Germany approximated $4.8 million. For the three and six months ended July 31, 2002, total revenues derived from Abbott in the United States of America approximated $1.97 million and $646,000, respectively, and $455,000 and $256,000, respectively from international customers. For the three and six months ended July 31, 2001, total revenues derived from Abbott in the United States of America approximated $1.9 million and $4.6 million, respectively, and $255,000 and $352,000, respectively from international. Total accounts receivable at July 31, 2002 are comprised of amounts due from three customers. There are minimal assets and operations in Germany.

5.  Stockholders' equity and other comprehensive income
    ---------------------------------------------------

The change to stockholders' equity during the periods presented were increases (decreases) to retained earnings due to net income (loss) and increases in additional paid in capital resulting from the exercise of options and the issuance of fully vested and non-forfeitable stock options granted to non-employees. Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries' assets, liabilities, revenues and expenses into the U.S. dollar at period-end exchange rates.

6.  Liquidity and Financial Condition

See "Liquidity, Capital Resources, and Changes in Financial Condition" for a discussion about the upgrade and FDA inspection of the Curacao facility, the Company's planned response to FDA inspectional observations, and the effects on the Company's financial condition.

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

We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf. Such factors include, but are not limited to, our liquidity in light of the depletion of our stockpiled inventory and our inability to distribute newly produced enzyme to Abbott until the Curacao facility is approved, government regulation, our ability to obtain the approval of our production facilities, our estimate that our inventory of product for Abbott is sufficient until the product being produced at the upgraded facilities is approved and can be sold to Abbott, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the Food and Drug Administration ("FDA") and foreign health authorities of potential products, market acceptance of our potential products, and other risks detailed herein and in other filings we make with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2002.

                    THREE MONTHS ENDED JULY 31, 2002 AND 2001
                    -----------------------------------------

Net sales - Net sales include the sales of Collagenase ABC enzyme powder recognized at the time the product is shipped to customers, primarily Abbott. Net sales also include fees we charge Abbott for testing Collagenase Santyl(R) Ointment contract manufactured by Abbott. Net sales for the three months ended July 31, 2002 and 2001 were $1,051,607 and $1,561,116, respectively, representing a decrease of $509,509 or 33%. Testing fees included in net sales for the three months ended July 31, 2002 and 2001 were $67,443 and $118,665, respectively. During the three months ended July 31, 2002, we delivered to Abbott all the remaining inventory of enzyme powder we accumulated for it prior to the Curacao facility upgrade, which began in March 2000. The upgraded facility in Curacao is now producing enzyme powder. However, we cannot deliver to Abbott any of that inventory until the FDA approves the Curacao facility and the quarantine inventory now being produced in Curacao. See "Liquidity, Capital Resources, and Changes in Financial Position".

During the three months ended July 31, 2002 we had sales of approximately $200,000 to customers in Brazil and India versus $255,000 during the quarter ended July 31, 2001.

Royalties - Royalties for the three months ended July 31, 2002 and 2001 were $472,222 and $597,728, respectively, representing a decrease of $125,506 or 21%. The decrease was due to lower sales of Collagenase Santyl(R) Ointment to wholesalers in the United States by S&N during the 2002 second fiscal quarter, as reported to the Company by Abbott. We expect Abbott's inventory of our enzyme powder, including that which was delivered during the three months ended July 31, 2002, will enable Abbott to supply Collagenase Santyl(R) Ointment to Smith & Nephew, which will support distribution of the product, and royalties thereon at diminishing amounts, through June 2003.

Cost of sales - Cost of sales for the three months ended July 31, 2002 and 2001 were $1,114,635 and $1,223,604, respectively, representing a decrease of $108,969, or 9% due to decreased net sales. We had a negative gross profit margin in the current quarter due to fixed production costs, compared to a gross profit percentage of 22% during the three months ended July 31, 2001.

We are producing new enzyme powder inventory at the upgraded Curacao facility for all our customers. The inventory being produced for Abbott is work in process inventory that must undergo additional processing. Since FDA has not yet approved the Curacao facility, that inventory will remain in quarantine until approval, if obtained. The carrying value of this quarantine inventory for Abbott is being reserved against because approval cannot be assured. These reserves also negatively affect the cost of sales margin. We are dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations (see "Liquidity, Capital Resources, and Changes in Financial Position").

General and administrative - General and administrative ("G&A") expenses for the three months ended July 31, 2002 and 2001 were $781,364 and $512,565, respectively, representing an increase of $268,799 or 52%. During the quarter ended July 31, 2002, a significant portion of our lab and production personnel time was spent on preparing for the FDA inspection of the Curacao facility, which took place at the end of July 2002.

During the year ago period, the upgraded facility's construction had just been completed and therefore the FDA inspection was not pending. Since such a significant portion of laboratory personnel was devoted to this effort, their costs were allocated from cost of sales to general and administrative. We expect this effort to continue; therefore we expect to allocate these costs to general and administrative throughout the fiscal year ending January 31, 2003.

Research and development - Research and development ("R&D") expenses for the three months ended July 31, 2002 and 2001 were $300,134 and $291,663, respectively, representing an increase of $8,471 or 3%. The increase is due to higher costs incurred for development of Cordase(TM), our injectable collagenase for Dupuytren's disease, as we prepare for the initiation of Phase 3 clinical trials for this potential product.

Other income (loss)- net - Other income (loss)- net for the three months ended July 31, 2002 and 2001 was $(13,685) and $4,993, respectively. The increase in other (loss) - net of $18,678 was primarily attributable to interest expense on our loan with an industrial development agency in Curacao ("Korpodeko"), which was drawn down in November 2001 (see "Liquidity, Capital Resources and Changes in Financial Condition").

Income tax - The income tax for both the three months ended July 31, 2002 and 2001 was $0. During the three months ended July 31, 2002 and 2001, no benefit for income tax carryforwards was recorded because of uncertainties with respect to the timing of future utilization of that tax benefit.

                     SIX MONTHS ENDED JULY 31, 2002 AND 2001
                     ---------------------------------------

Net sales - Net sales include the sales of Collagenase ABC enzyme powder recognized at the time the product is shipped to customers, primarily Abbott. Net sales also include fees we charge Abbott for testing Collagenase Santyl(R) Ointment contract manufactured by Abbott. Net sales for the six months ended July 31, 2002 and 2001 were $1,393,501 and $3,772,318, respectively, representing a $2,378,817, or 63% decrease. Testing fees included in net sales for the six months ended July 31, 2002 and 2001 were $161,481 and $203,457, respectively. As explained above, during the six months ended July 31, 2002, we delivered to Abbott all the remaining inventory of enzyme powder we accumulated for it prior to the Curacao facility upgrade, which began in March 2000. The upgraded facility in Curacao is now producing enzyme powder. However, we cannot deliver to Abbott any of that inventory until the FDA approves the Curacao facility and the quarantine inventory now being produced in Curacao. See "Liquidity, Capital Resources, and Changes in Financial Position".

During the six months ended July 31, 2002 we had sales of approximately $455,000 to customers in Brazil and India versus $339,000 during the six months ended July 31, 2001.

Royalties - Royalties for the six months ended July 31, 2002 and 2001 were $1,032,350 and $1,178,998, respectively, representing a decrease of $146,648 or 12%. The decrease was due to lower sales of Collagenase Santyl(R) Ointment to wholesalers in the United States by S&N during the 2002 second fiscal quarter, as reported to the Company by Abbott. As explained above, we expect Abbott's inventory of our enzyme powder, including that which was delivered during the three months ended July 31, 2002, will enable Abbott to supply Collagenase Santyl(R) Ointment to Smith & Nephew, which will support distribution of the product, and royalties thereon, through June 2003.

Cost of sales - Cost of sales for the six months ended July 31, 2002 and 2001 were $1,883,511 and $3,123,092, respectively, representing a decrease of $1,239,581 or 40% due to lower net sales. We had a negative gross profit margin during the six months ended July 31, 2002 due to fixed production costs, compared to a gross profit percentage of 17% during the six months ended July 31, 2001.

As explained above, we are producing new enzyme powder inventory at the upgraded Curacao facility for all our customers. The inventory being produced for Abbott is work in process inventory that must undergo additional processing. Since FDA has not yet approved the Curacao facility, that inventory will remain in quarantine until approval, if obtained. The carrying value of this quarantine inventory for Abbott is being reserved against because approval cannot be assured. These reserves also negatively affect the cost of sales margin. We are dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations (see "Liquidity, Capital Resources, and Changes in Financial Position").

General and administrative - G&A expenses for the six months ended July 31, 2002 and 2001 were $1,522,594 and $962,153, respectively, representing a $560,441, or 58% increase.

As explained above, during the six months ended July 31, 2002, a significant portion of our lab and production personnel time was spent on preparing for the FDA inspection of the Curacao facility which took place at the end of July 2002. During the year ago period, the upgraded facility's construction had just been completed and therefore the FDA inspection was not pending. Since such a significant portion of laboratory personnel was devoted to this effort, their costs were allocated from cost of sales to general and administrative. We expect this effort to continue; therefore we will allocate these costs to general and administrative throughout the fiscal year ending January 31, 2003.

Research and development - R&D expenses for the six months ended July 31, 2002 and 2001 were $661,344 and $567,784, respectively, representing an increase of $93,560 or 16%. The increase is due to higher costs incurred for development of Cordase(TM), our injectable collagenase for Dupuytren's disease, as we prepare for the initiation of Phase 3 clinical trials for this potential product.

Other income (loss) - net - Other income (loss) - net for the six months ended July 31, 2002 and 2001 was ($9,305) and $14,951, respectively. The increase in other (loss) - net of ($24,256) was primarily attributable to interest expense on our loan with Korpodeko, which was drawn down in November 2001 (see "Liquidity, Capital Resources and Changes in Financial Condition").

Income tax - The income tax for the six months ended July 31, 2002 and 2001 was $0 and $0, respectively. During the three months ended July 31, 2002 and 2001, no benefit for income tax carryforwards was recorded because of uncertainties with respect to the timing of future utilization of that tax benefit.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

Our primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At July 31, 2002, the Company had working capital of approximately $1.0 million, which includes cash and cash equivalents, and marketable securities of approximately $622,000. The principal use of cash during the six months ended July 31, 2002 was approximately $61,000 from operating activities. Within the operating activities, we had non-cash expenses, such as depreciation of approximately $325,000, a decrease of approximately $1.1 million in accounts receivable and a decrease in inventory of approximately $279,000. These sources were offset by the net loss of approximately $1.6 million.

Collagenase ABC enzyme is our only product and sole source of revenues. The production and marketing of Collagenase ABC enzyme is subject to regulation in the United States by the federal government, principally the FDA. In March 2000 we stopped production of the enzyme and began upgrading our primary production facility, located in Curacao, Netherlands Antilles. In May 2001 we completed the upgrade and went back into limited enzyme production, which we cannot distribute to Abbott until approval. In April 2002 we filed with the FDA a "Prior Approval Supplement" ("PAS") for the upgraded Curacao facility.

In July 2002, the FDA completed a Pre-Approval Inspection of this facility. At the conclusion of the inspection, the FDA inspectors provided us with a list of observations on FDA Form 483. With outside assistance, we expect to respond to the FDA in the coming weeks with a plan that is aimed at addressing these observations and obtaining approval by December 2002. Of course, no assurances can be given that the FDA will accept the plan or approve the facility by December 2002.

While we are producing enzyme at the upgraded Curacao facility, the new enzyme produced for Abbott must be held in quarantine and can only be sold to Abbott if and when the FDA approves the PAS and any enzyme already produced at the facility for Abbott. There can be no assurance if or when the FDA will approve our PAS according to our schedule, if at all. Enzyme produced at the Curacao facility can be sold to international customers.

Since we began upgrading the Curacao facility in March 2000, we have not produced any new enzyme that we can currently sell to Abbott. Enzyme now being produced cannot be sold to Abbott until we obtain approval. The enzyme we processed and have sold to Abbott in fiscal 2001, fiscal 2002, and fiscal 2003, which it is has used and is continuing to use to make Collagenase Santyl(R) Ointment ("Santyl(R)"), was from an inventory of enzyme we built up at the Curacao facility prior to the start of the upgrade. The last of this stockpiled inventory was delivered to Abbott during the second fiscal quarter ended July 31, 2002. Revenues from this inventory and royalties on sales of ointment that will be manufactured from this and other inventory we have already delivered to Abbott will be insufficient to cover our operating expenses, resulting in an operating loss for the fiscal year that will end January 31, 2003.

We estimate that Abbott can supply S&N with Santyl(R) through June 2003, based on its inventory of enzyme it has already purchased from us and S&N's rate of Santyl(R) sales. If we are able to get approval of the PAS by December 31, 2002, we may also be able to sell quarantined enzyme already produced and planned to be produced. However, if approval is delayed and we cannot sell quarantined product, we do not expect that cash generated from royalties, the sale of enzyme to foreign customers, collection of our accounts receivable, and cash currently on hand is sufficient to fund operations, in their current form, through the fiscal year that will end January 31, 2003. We are looking at borrowing sources to provide us with liquidity until the plant is approved and revenues from enzyme sales to Abbott resume. There can be no assurance that we will be successful in borrowing additional funds.

We are dependent on Abbott to buy enzyme from us, contract manufacture Santyl(R) and provide it to S&N ready for distribution. We are dependent on S&N for the distribution of Santyl(R), which provides us with royalty revenue. Abbott and S&N have a Sublicense and Assignment agreement whereby Abbott will assign to S&N its rights in our exclusive license agreement by December 31, 2002. If approval of the plant is obtained, the license agreement rights will be assigned to S&N and the agreement will automatically extend to August 2013. S&N has the option to terminate its agreement with Abbott if the FDA approval of the Curacao facility PAS is not received by December 31, 2002. There can be no assurance that S&N will not terminate its agreement with Abbott if the PAS is not approved by December 31, 2002. In the event S&N terminates, our exclusive license agreement with Abbott automatically extends for 10 more years in August 2003, unless Abbott exercises its right not to extend our exclusive license agreement, in which event it would have to notify us six months in advance, or February 2003.

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

While we believe we have made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if we are unable to further address these matters in a timely manner to the satisfaction of the FDA, there may be delays in the approval of the Curacao facility and the delivery of the enzyme powder produced there for Abbott to use to contract manufacture Collagenase Santyl(R) Ointment. Such delays would have a material adverse effect on our future operating results.

In November 2001, ABC Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko. In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of our production assets located in Curacao, with a book value of approximately $4.0 million. BioSpecifics has also guaranteed the Korpodeko loan. Through ABC-Curacao, we also maintain a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 2002). Borrowings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by another of our subsidiaries, ABC-New York. In addition to the Korpodeko loan, long-term obligations at July 31, 2002 include operating leases of approximately $191,000 annually through fiscal 2006.

There can be no assurance that unforeseen circumstances will not have a material adverse effect on our financial condition and that the time required getting FDA approval of our plants will not exceed our estimates. There can be no assurance that the FDA will not have additional inspectional observations that could result in delaying its approval of the PAS for the Curacao facility or that the FDA will approve the upgraded facility and permit us to resume our normal operations at all.

Item 3 - CONTROLS AND PROCEDURES

Not applicable.


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

                                            BioSpecifics Technologies Corp.
                                                     (Registrant)

Date:    September 23, 2002
         ------------------

By: /s/Edwin H. Wegman
    ----------------------------
         Edwin H. Wegman
         Chairman and President

Date:    September 23, 2002
         ------------------

By: /s/Albert Horcher
    ----------------------------
         Albert Horcher
         Treasurer, Principal Financial and
         Chief Accounting Officer

                                 CERTIFICATIONS

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Edwin H. Wegman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp. ("BioSpecifics");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BioSpecifics as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002                   s/Edwin H. Wegman
      ------------------                   -----------------
                                           Edwin H. Wegman
                                           President and Chief Executive Officer


                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp. ("BioSpecifics"), I, Edwin H. Wegman, President and Chief Executive Officer of BioSpecifics, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of BioSpecifics.


Date: September 23, 2002                   /s/Edwin H. Wegman
      ------------------                   ------------------
                                           Edwin H. Wegman
                                           President and Chief Executive Officer

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Albert Horcher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp. ("BioSpecifics");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BioSpecifics as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002                    /s/Albert Horcher
      ------------------                    ----------------
                                            Albert Horcher
                                            Secretary, Treasurer and
                                            Principal Accounting Officer


                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp. ("BioSpecifics"), I, Albert Horcher, Secretary, Treasurer and Principal Accounting Officer of BioSpecifics, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of BioSpecifics.

Date: September 23, 2002                    /s/Albert Horcher
      ------------------                    ----------------
                                            Albert Horcher
                                            Secretary, Treasurer and
                                            Principal Accounting Officer