Form 10QSB
period 2002-10-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2002-12-23
CIK 875622

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: OCTOBER 31, 2002
                                         ----------------

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

Yes _x_    No____


                                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share as of December 1, 2002, was 4,577,836.

         Transitional Small Business Disclosure Format (check one): Yes __ No  x

                                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION                                                                           3


Item 1.  Financial Statements                                                                            3


Consolidated Financial Statements:


         Balance Sheets as of October 31, 2002 (unaudited) and January 31, 2002                          3


         Statements of Operations for the Three and Nine Months Ended
         October 31, 2002 and 2001 (unaudited)                                                           4


         Statements of Cash Flows for the Nine Months Ended
         October 31, 2002 and 2001 (unaudited)                                                           5

         Notes to Consolidated Interim Financial Statements (unaudited)                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                       8

Item 3.  Controls and Procedures                                                                        13

Part II - Other Information                                                                             13


SIGNATURES                                                                                              14

CERTIFICATIONS                                                                                          15-16

                                           PART I. FINANCIAL INFORMATION
                                            ITEM 1. FINANCIAL STATEMENTS

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                  October 31,       January 31,
ASSETS                                                                2002             2002
                                                                  -----------       -----------
Cash and cash equivalents                                         $   453,523       $   693,215
Marketable securities                                                   3,026             3,026
Accounts receivable                                                   910,073         2,606,412
Inventory, net                                                        588,736           784,164
Prepaid expenses and other current assets                              56,265            12,878
                                                                  -----------       -----------
   TOTAL CURRENT ASSETS                                             2,011,623         4,099,695

Property, plant, and equipment - net                                4,613,781         5,063,313
Deferred tax assets                                                   164,536           164,536
                                                                  -----------       -----------
                                                                  $ 6,789,940       $ 9,327,544
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                             $ 1,554,763       $ 1,680,629
Notes payable to related parties                                       14,385            14,010
Deferred revenue                                                       45,000            45,000
                                                                  -----------       -----------
     TOTAL CURRENT LIABILITIES                                      1,614,148         1,739,639

Long-term debt                                                        455,000           455,000

Minority interest in subsidiaries                                     172,178           238,678

Commitments and contingencies

STOCKHOLDERS' EQUITY

Series A Preferred stock, $.50 par value; 700,000
  shares authorized; none outstanding                                      --                --
Common stock, $.001 par value; 10,000,000 shares authorized;
4,939,216 shares issued at October 31, 2002 and
4,912,216 issued  at January 31, 2002                                   4,950             4,912
Additional paid-in capital                                          3,834,665         3,800,104
Retained earnings                                                   3,736,764         6,101,015
Accumulated other comprehensive income                                 13,781            15,811
Treasury stock - 361,380 shares, at cost                           (1,911,237)       (1,911,237)
Notes receivable from chairman and other related party             (1,130,309)       (1,116,378)
                                                                  -----------       -----------
    STOCKHOLDERS' EQUITY                                            4,548,614         6,894,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 6,789,940       $ 9,327,544
                                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations


                                                     (Unaudited)                     (Unaudited)
                                                  Three months ended              Nine months ended
                                                       October 31,                    October 31,
                                                  2002            2001            2002           2001
                                              -----------------------------------------------------------
Revenues:
   Net sales                                  $   305,086     $   235,260     $ 1,698,587     $ 4,007,578
   Royalties                                      525,774         559,149       1,558,124       1,738,147
                                              -----------------------------------------------------------
Total Revenues                                    830,860         794,409       3,256,711       5,745,725
                                              -----------------------------------------------------------

Costs and Expenses:
   Cost of sales                                  455,040         346,227       2,338,551       3,469,319
   General and administrative                     896,740         630,791       2,419,334       1,592,944
   Research and development                       253,563         371,791         914,907         939,575
                                              -----------------------------------------------------------
Total costs and expenses                        1,605,343       1,348,809       5,672,792       6,001,838
                                              -----------     -----------     -----------     -----------

Loss from operations                             (774,483)       (554,400)     (2,416,081)       (256,113)

Other income (expense)
  Investment and other income                       3,308             453          16,270          18,418
  Interest expense                                 (8,669)         (2,260)        (30,936)         (5,274)
                                              -----------------------------------------------------------
Total other income (expense) - net                 (5,361)         (1,807)        (14,666)         13,144
                                              -----------------------------------------------------------

Loss before provision for income taxes           (779,844)       (556,207)     (2,430,747)       (242,969)
   Income tax expense                                   0               0               0               0
                                              -----------------------------------------------------------
Loss before minority interest                    (779,844)       (556,207)     (2,430,747)       (242,969)
Minority interest in losses                       (21,200)        (10,000)        (66,500)         (1,500)
                                              -----------------------------------------------------------
Net loss                                        ($758,644)      ($546,207)    ($2,364,247)      ($241,469)
                                              ===========================================================


Basic net loss per common share                    ($0.17)         ($0.12)         ($0.52)         ($0.05)


Weighted-average common shares outstanding      4,577,836       4,549,063       4,559,836       4,535,488
                                              ===========================================================


Diluted net loss per common share                  ($0.17)         ($0.12)         ($0.52)         ($0.05)
                                              ===========================================================

Weighted-average common and dilutive
potential common shares outstanding             4,577,836       4,549,063       4,559,836       4,535,488
                                              ===========================================================

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

                                                             (Unaudited)
                                                           Nine months ended
                                                               October 31,
                                                           2002            2001
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($2,364,247)      ($241,469)
  ADJUSTMENTS TO RECONCILE NET LOSS
  TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                           489,166         291,749
    Options and stock issued for services                        0          45,000
    Loss on marketable securities - net                          0           1,320
    Minority interest                                      (66,500)         (1,500)
  CHANGES IN OPERATING ASSETS & LIABILITIES:
    Accounts receivable                                  1,696,339         135,999
    Marketable securities - net                                  0         109,841
    Inventory                                              195,428         521,025
    Prepaid expenses and other current assets              (43,387)          1,362
    Accounts payable and accrued expenses                 (125,871)       (284,074)
    Income taxes payable                                         0          38,067
                                                       ---------------------------
      Net cash provided by operating activities           (219,072)        617,320
                                                       ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in notes receivable from chairman - net        (13,931)        165,066
    Due from related parties                                     0          10,028
  Expenditures for plant, property and equipment           (39,634)       (591,830)
                                                       ---------------------------
      Net cash used in investing activities                (53,565)       (416,736)
                                                       ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable to related parties                 375             375
  Exercises of stock options                                34,600           6,750
                                                       ---------------------------
      Net cash provided by financing activities             34,975           7,125
                                                       ---------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (2,030)         (2,678)
                                                       ---------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                       (239,692)        205,031

  CASH AND EQUIVALENTS:
  Beginning of Period                                      693,215         569,170
                                                       ---------------------------
  End of Period                                        $   453,523     $   774,201
                                                       ===========================

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for interest             $    30,936     $     5,277
                                                       ===========================
  Cash paid during the period for income taxes         $    14,050     $     1,188
                                                       ===========================

See accompanying notes to consolidated financial statements

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (UNAUDITED)

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

As of the date of this quarterly report, we have limited cash resources available to fund our operations. If we are unable to obtain funding in the next few months, our cash reserves will be depleted, and we may have to cease operations or explore available alternatives.

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

2. Interim Financial Statements
   ----------------------------

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly, in all material respects, the Company's balance sheet as of October 31, 2002, the statements of operations for the three and nine months ended October 31, 2002 and 2001, and statements of cash flows for the nine months ended October 31, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods. These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2002.

3. Net loss per share
   ------------------

Basic net loss per share ("EPS") excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As a result of the net loss for the three and nine months ended October 31, 2002, and 2001, common stock equivalents have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

4. Segment Information
   -------------------
The Company is engaged in one segment, specifically research, development and production of pharmaceutical products. Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany. As of October 31, 2002, identifiable assets in the United States of America approximated $2.4 million and identifiable assets in Curacao, Netherlands Antilles approximated $4.4 million. There are minimal assets and operations in Germany. For the three and nine months ended October 31, 2002, total revenues derived from Abbott in the United States of America approximated $0.6 million and $2.5 million, respectively, and $240,000 and $696,000, respectively from international customers. For the three and nine months ended October 31, 2001, total revenues derived from Abbott in the United States of America approximated $0.5 million and $5.1 million, respectively, and $227,000 and $576,000, respectively from international. Total accounts receivable at October 31, 2002 are comprised of amounts due from three customers.

5. Stockholders' equity and other comprehensive income
   ---------------------------------------------------

The change to stockholders' equity during the periods presented were primarily decreases to retained earnings due to net losses and increases in additional paid in capital resulting from the exercise of options and the issuance of fully vested and non-forfeitable stock options granted to non-employees. Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries' assets, liabilities, revenues and expenses into the U.S. dollar at period-end exchange rates.

6. Liquidity and Financial Condition
   ---------------------------------

As of the date of this quarterly report, we have limited cash resources available to fund our operations. If we are unable to obtain funding in the next few months, our cash reserves will be depleted, and we may have to cease operations or explore available alternatives. We are currently engaged in various efforts to obtain liquidity. There can be no assurances that any of these efforts will be successful.

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

Summary
-------

We are a biopharmaceutical company focusing on wound healing and tissue remodeling. We produce Collagenase ABC enzyme, (the "enzyme") which is the active ingredient in the prescription drug Collagenase Santyl(R) Ointment sold in the United States and indicated for debriding chronic dermal ulcers and second and third degree burns. We are developing an injectable form of our enzyme for treating Dupuytren's disease, Peyronie's disease, frozen shoulder, and lipomas. We have completed Phase 2 clinical trials for Dupuytren's disease and Phase 1 trials for Peyronie's disease. A Phase 2 trial for frozen shoulder is ongoing. Clinical trials investigating the use of injectable collagenase for lipoma reduction have been initiated.

Revenues recorded the nine months ended October 31, 2002 and 2001 were from sales of stockpiled enzyme inventory to Abbott Laboratories ("Abbott"), which as contract manufacturer makes Collagenase Santyl(R) Ointment (the "ointment"), and royalties on distribution of the ointment by Smith and Nephew, Inc. ("S&N"). We depleted our stockpiled enzyme inventory available for use by Abbott during the fiscal quarter ended July 31, 2002, although Abbott has an inventory of our enzyme and the ointment, which we believe is sufficient to supply S&N with ointment for distribution through April 2003, on which we will earn royalties. Through October 31, 2002, our revenues were insufficient to cover our expenses, and we expect operating losses to continue while we attempt to get our upgraded manufacturing facility in Curacao approved by the U.S. Food and Drug Administration ("FDA"). Historically, approximately 90% of our net sales and royalties are derived from Collagenase Santyl(R) Ointment sold in the United States.

As of the date of this quarterly report, we have limited cash resources available to fund our operations. If we are unable to obtain funding in the next few months, our cash reserves will be depleted, and we may have to cease operations or explore available alternatives. We are currently engaged in various efforts to obtain liquidity. There can be no assurances that any of these efforts will be successful.

Results of Operations
---------------------

Net sales - Net sales include the sales of Collagenase ABC enzyme powder recognized at the time the product is shipped to customers, primarily Abbott. Net sales also include fees we charge Abbott for testing Collagenase Santyl(R) Ointment contract manufactured by Abbott. Net sales for the three and nine months ended October 31, 2002 were $305,086 and $1,645,967, respectively, as compared to $235,260 and $4,007,578 for the same periods in 2001. The increase during the three month period ended October 31, 2002 of $69,826 was due to higher sales of enzyme to our foreign customers. The decrease in net sales for the nine month period ended October 31, 2002 of $2,308,991 was due to much higher levels of stockpiled inventory available and delivered to Abbott during the 2001 period, and the depletion of the stockpiled inventory. Testing fees included in net sales for the three and nine months ended October 31, 2002 were $62,000 and $250,000, respectively, compared to $53,000 and $256,000 for the same periods in 2001.

During the second fiscal quarter ended July 31, 2002, we delivered to Abbott all the remaining stockpiled inventory of enzyme powder accumulated for it prior to the Curacao facility upgrade, which began in March 2000. The upgraded facility in Curacao is now producing enzyme powder. However, we cannot deliver to Abbott any of that inventory until the FDA approves the Curacao facility and the quarantine inventory now being produced in Curacao. See "Liquidity, Capital Resources, and Changes in Financial Position".

During the three and nine months ended October 31, 2002 we had net sales of approximately $241,000 and $696,000, respectively to customers in Brazil and India, compared to $227,000 and $576,000 for the same periods in 2001. We can sell enzyme produced at the renovated facility in Curacao to these customers.

Royalties - Royalties for the three and nine months ended October 31, 2002 and 2001 were $525,774 and 1,558,124, respectively, compared to $559,149 and $1,738,147 for the same periods in 2001. The decrease for both the three and nine months ended October 31, 2002 of $33,375 and $180,023 was due to lower sales of Collagenase Santyl(R) Ointment to wholesalers in the United States by S&N during the 2002 periods, as reported to the Company by Abbott. We expect Abbott's inventory of our enzyme powder, including that which was delivered during the six months ended July 31, 2002, will enable Abbott to supply Collagenase Santyl(R) Ointment to Smith & Nephew, which will support distribution of the ointment, and royalties thereon, through April 2003.

Cost of sales - Cost of sales for the three and nine months ended October 31, 2002 were $455,040 and $2,338,551, respectively, compared to $346,227 and $3,469,319 for the same periods in 2001. The increase of $108,813 during the three month period ended October 31, 2002 was due to higher sales of enzyme during the 2002 period and warranty accruals. We had a negative gross profit margin in the current three and nine month periods due to fixed production costs, compared to a gross profit percentage of 13% during the nine months ended October 31, 2001.

We have produced new enzyme powder inventory at the upgraded Curacao facility for all our customers. The inventory produced for Abbott is work in process inventory that must undergo additional processing. Since FDA has not yet approved the Curacao facility, that inventory will remain in quarantine until approval, if obtained. The carrying value of this quarantine inventory for Abbott is being partially reserved against because approval cannot be assured. These reserves also negatively affect the cost of sales margin. We are dependent on the FDA's approval of the renovated plant in Curacao for the resumption of normal operations (see "Liquidity, Capital Resources, and Changes in Financial Position").

General and administrative - General and administrative ("G&A") expenses for the three and nine months ended October 31, 2002 were $896,740 and $2,419,334, respectively, compared to $630,791 and $1,592,944 for the same periods in 2001. The increase for both the three and nine month periods ended October 31, 2002 of $265,949 and $826,390, respectively is attributable to the continued effort to gain approval of the upgraded production facility in Curacao. During the nine months ended October 31, 2002, a significant portion of our lab and production personnel time was spent on preparing for the FDA inspection of the Curacao facility, including travel, which took place at the end of July 2002. During the year ago period, the upgraded facility's construction had just been completed and therefore the FDA inspection was not pending. Since such a significant portion of laboratory and production personnel was devoted to this effort, their costs were allocated from cost of sales to general and administrative. We expect this effort to continue; therefore we expect to allocate these costs to general and administrative throughout the fiscal year ending January 31, 2003.

Research and development - Research and development ("R&D") expenses for the three and nine months ended October 31, 2002 were $253,563 and $914,907, respectively, compared to $371,791 and $939,575 for the same periods in 2001. During 2001, Phase 2 clinical trials for Cordase(TM), our injectable collagenase for Dupuytren's disease were completed. The decrease of $118,228 during the three months ended October 31, 2002 is due to less external costs incurred for the development of Cordase(TM), as we prepare for the initiation of Phase 3 clinical trials for this potential product. We will need to raise considerable additional funds to continue the development of Cordase(TM) and other product candidates.

Other income (expense)- net - Other income (expense)- net for the three and nine months ended October 31, 2002 were ($5,361) and ($14,666), respectively, compared to ($1,807) and $13,144 for the same periods in 2001. The increase in other (expense) - net during the 2002 periods was primarily attributable to interest expense on our loan with an industrial development agency in Curacao ("Korpodeko"), which was drawn down in November 2001 (see "Liquidity, Capital Resources and Changes in Financial Condition").

Income tax - No income tax was recorded for the three and nine months ended October 31, 2002 and 2001. No income tax benefit for income tax loss carryforwards was recorded because of uncertainties with respect to the timing of future utilization of that tax benefit.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
---------------------------------------------------------------

Our primary source of working capital is from operations, which includes sales of product, royalties, and periodic license fees. At October 31, 2002, the Company had working capital of approximately $397,000, which includes cash and cash equivalents, and marketable securities of approximately $450,000. The principal use of cash during the nine months ended October 31, 2002 was approximately $219,000 from operating activities. Within the operating activities, we had non-cash expenses, such as depreciation of approximately $489,000, and a decrease of approximately $1.7 million in accounts receivable. These sources were offset by the net loss of approximately $2.4 million.

As of the date of this quarterly report, we have limited cash resources available to fund our operations. If we are unable to obtain funding in the next few months, our cash reserves will be depleted, and we may have to cease operations or explore available alternatives. We are currently engaged in various efforts to obtain liquidity. There can be no assurances that any of these efforts will be successful.

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

In July 2002, the FDA completed a Pre-Approval Inspection of this facility. At the conclusion of the inspection, the FDA inspectors provided us with a list of observations on FDA Form 483, which we responded to in November 2002. In August 2002, FDA issued a "Complete Response" letter with respect to the Pre-Approval Inspection, and with outside assistance, we expect to respond to the FDA in the coming weeks with a plan that is aimed at addressing issues raised in the "Complete Response" letter and obtaining approval by the end of February 2003. Of course, no assurances can be given that the FDA will accept the plan or approve the facility by the end of February 2003.

While we have produced enzyme at the upgraded Curacao facility, the new enzyme produced for Abbott must be held in quarantine and can only be distributed by S&N if and when the FDA approves the PAS and any enzyme already produced at the facility for Abbott. There can be no assurance if or when the FDA will approve our PAS according to our schedule, if at all. Enzyme produced at the Curacao facility can be sold to international customers.

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

We estimate that Abbott can supply S&N with Santyl(R) through April 2003, based on its inventory of enzyme it has already purchased from us and S&N's rate of Santyl(R) sales. If we are able to get approval of the PAS, we may also be able to sell quarantined enzyme already produced and planned to be produced. However, if approval is delayed and we cannot sell quarantined product, we do not expect that cash generated from royalties, the sale of enzyme to foreign customers, collection of our accounts receivable, and cash currently on hand is sufficient to fund operations, in their current form, through March 2003, without additional financing.

We are dependent on Abbott to buy enzyme from us, contract manufacture Santyl(R) and provide it to S&N ready for distribution. We are dependent on S&N for the distribution of Santyl(R), which provides us with royalty revenue. Abbott and S&N have a Sublicense and Assignment agreement whereby Abbott will assign to S&N its rights in our exclusive license agreement by December 31, 2002. If approval of the plant is obtained, the license agreement rights will be assigned to S&N and the agreement will automatically extend to August 2013. S&N has the option to terminate its agreement with Abbott if the FDA approval of the Curacao facility PAS is not received by December 31, 2002. We do not expect approval of the PAS by December 31, 2002. There can be no assurance that S&N will not terminate its agreement with Abbott since approval of the PAS is not expected by December 31, 2002. In the event S&N terminates, our exclusive license agreement with Abbott automatically extends for 10 more years in August 2003, unless Abbott exercises its right not to extend our exclusive license agreement, in which event it would have to notify us six months in advance, or February 2003.

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

In November 2001, ABC Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko. In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of our production assets located in Curacao, with a book value of approximately $4.0 million. BioSpecifics has also guaranteed the Korpodeko loan. Through ABC-Curacao, we also maintain a line of credit with a Netherlands Antilles bank under which the bank will lend up to $110,000 to ABC-Curacao, with interest at the bank's prime lending rate (12% at January 31, 2002). Borrowings under the line of credit would be secured by investment assets and cash on deposit at the bank, is payable on demand, and is guaranteed by another of our subsidiaries, ABC-New York. In addition to the Korpodeko loan, long-term obligations at October 31, 2002 include operating leases of approximately $191,000 annually through fiscal 2006.

There can be no assurance that unforeseen circumstances will not have a material adverse effect on our financial condition and that the time required getting FDA approval of our PAS will not exceed our estimates. There can be no assurance that the FDA will not have additional comments or requests that could result in delaying its approval of the PAS for the Curacao facility or that the FDA will permit us to resume our normal operations at all.

Claims asserted by Abbott and Smith & Nephew
--------------------------------------------

In September 2002, we, S&N, Abbott, and a consulting firm entered into a Memorandum of Understanding ("MOU") in which all parties agreed to work on a plan (the "plan") intended to address issues and observations made by the FDA relating to the upgraded Curacao facility. In the MOU, any of the parties was entitled to withdraw its cooperation if it believed that the required level of progress to the plan was not forthcoming. In the event of such withdrawal by either Abbott, S&N, or both, those parties, or party, would have no further legal or financial obligation towards us, the consultant, or any other third party consultant hired to assist with the plan, other than to pay any previously agreed share of work performed through the date of withdrawal. None of the parties withdrew its cooperation.

In December 2002, S&N and Abbott informed us in separate letters that while they intend to pay for the consulting costs each incurred and was billed for, they expect us to reimburse them. S&N informed us that they expect us to reimburse them for $350,000 within 12 months of the approval of the Curacao facility by the FDA. Abbott informed us that they expect us to reimburse them for $439,757.23 no later than the end of 2003.

We believe the matter will be resolved after the facility is approved and we resume normal operations. However, we believe we have no legal obligation with respect to this matter, and therefore have not recorded any liability for these amounts claimed, totaling $789,757.23, as of October 31, 2002.

ITEM 3: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. There have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

Date:    December 23, 2002
         -----------------

By:/s/Edwin H. Wegman
   ------------------
         Edwin H. Wegman
         Chairman and President

Date:    December 23, 2002
         -----------------

By:/s/Albert Horcher
   -----------------
         Albert Horcher
         Treasurer, Principal Financial and
         Chief Accounting Officer

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

Date: December 23, 2002                  /s/Edwin H. Wegman
      -----------------                  ------------------
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


Date: December 23, 2002                    /s/Edwin H. Wegman
      -----------------                    ------------------
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

Date: December 23, 2002                    /s/Albert Horcher
      -----------------                    -----------------
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


Date: December 23, 2002                    /s/Albert Horcher
      -----------------                    -----------------
                                           Albert Horcher
                                           Secretary, Treasurer and
                                           Principal Accounting Officer