Form 10KSB
period 2003-01-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2003-07-03
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

      (Mark One)
      [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003
                         -----------------

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   -------------

Commission file number 0-19879
                       -------

                         BIOSPECIFICS TECHNOLOGIES CORP.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                    11-3054851
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  35 Wilbur Street, Lynbrook, New York                                11563
--------------------------------------                             ------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:  (516) 593-7000
                                                 ----------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock, par value $.001

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [ ]  No [X]

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               Issuer's revenues for its most recent fiscal year were approximately $4,079,000. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $2,556,000 computed by reference to the last sale price at which the stock was sold on June 24, 2003 as reported by Nasdaq. As of June 24, 2003, 4,880,648 shares of common stock were outstanding.

PART I

ITEM 1. BUSINESS OF BIOSPECIFICS

The entire discussion in this report, as well as any other management discussion of the Company's goals and expectations, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words believe, expect, intend, anticipate, variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1 Business of BioSpecifics, including without limitation, Risk Factors, and Item 6 Management's Discussion and Analysis or Plan of Operations, as well as those discussed in any documents incorporated by reference herein. Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. BioSpecifics undertakes no obligation to update any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. When used in this annual report, the terms BioSpecifics, Company, we, our, ours and us refer to BioSpecifics Technologies Corp. and its consolidated subsidiaries.

OVERVIEW

We have been engaged in the business of producing and licensing for sale a fermentation derived enzyme named Collagenase ABC, approved by the U.S. Food and Drug Administration ("FDA") for debriding chronic dermal ulcers and severely burned areas (the "topical ointment business"). We are also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

AS OF THE DATE OF THIS REPORT, WE HAVE LIMITED CASH RESOURCES AVAILABLE TO FUND OUR OPERATIONS. OVER THE PAST FEW MONTHS, WE HAVE BEEN ABLE TO FUND OUR OPERATIONS ONLY BECAUSE (1) WE BORROWED $100,000 FROM AN UNAFFILIATED INDIVIDUAL AND AN AGGREGATE OF $500,000 ON SEVEN SEPARATE OCCASIONS FROM AN INDIVIDUAL WHO IS A PRINCIPAL OF BIO PARTNERS LP, A PRIVATE INVESTMENT GROUP AND UNRELATED THIRD PARTY ("BIO PARTNERS"), (2) WE RECEIVED FROM ABBOTT LABORATORIES, OUR MAJOR U.S. CUSTOMER, IN MAY 2003 EARLY PAYMENT OF ROYALTIES EARNED FROM DISTRIBUTION OF SANTYL(R) OINTMENT FROM A SUPPLY THAT WE ESTIMATE WILL BE DEPLETED BY JULY 30, 2003, (3) OUR CHAIRMAN HAS DEFERRED SALARY OF APPROXIMATELY $100,000 SINCE FEBRUARY 1, 2003 AND IN FEBRUARY AND APRIL REPAID A TOTAL OF $50,000 OF THE $1,025,309 PRINCIPAL AMOUNT HE AND HIS AFFILIATE OWED TO THE COMPANY AS OF JANUARY 31, 2003 AND (4) WE ARE DEFERRING OR MAKING PARTIAL PAYMENTS TO CREDITORS.

ON JUNE 19, 2003, THE COMPANY ENTERED INTO A FINANCING TRANSACTION WITH BIO PARTNERS LP, A PRIVATE INVESTOR GROUP, PURSUANT TO WHICH THE COMPANY SOLD TO BIO PARTNERS IN A PRIVATE PLACEMENT (I) A $1.575 MILLION CONVERTIBLE NOTE, ISSUED AT FACE VALUE, AND (II) 295,312 SHARES OF COMPANY COMMON STOCK, ISSUED AT PAR VALUE, OR $.001 PER SHARE. THE NET PROCEEDS TO THE COMPANY WERE APPROXIMATELY $890,000, AFTER THE PAYMENT OF EXPENSES AND REPAYMENT OF $500,000 PREVIOUSLY ADVANCED TO THE COMPANY BY A PRINCIPAL OF BIO PARTNERS. BASED ON OUR OPERATING PROJECTIONS, WE BELIEVE THESE FUNDS WILL ENABLE US TO CONTINUE OPERATIONS TO DECEMBER 31, 2003.

OUR PROJECTIONS ASSUME THAT, AMONG OTHER THINGS:

o        WE OBTAIN FDA APPROVAL OF OUR PRODUCTION FACILITIES BY AUGUST 2003;
o IT IS DETERMINED THAT WE CAN SELL OUR QUARANTINE INVENTORY (INVENTORY PRODUCED AT THE RENOVATED CURACAO MANUFACTURING FACILITY, OUR PRIMARY MANUFACTURING FACILITY) IN THE UNITED STATES;
o OUR CHAIRMAN REPAYS TO THE COMPANY $325,000 OF THE AMOUNT HE AND HIS AFFILIATE OWE THE COMPANY BY THE END OF JULY 2003. OUR CHAIRMAN HAS INDICATED THAT HE INTENDS TO REFINANCE THE MORTGAGE ON OUR

         ADMINISTRATIVE HEADQUARTERS IN LYNBROOK, NEW YORK, WHICH IS OWNED BY THE AFFILIATE OF OUR CHAIRMAN, AND USE THE PROCEEDS OF THE REFINANCING TO REPAY THIS $325,000 TO THE COMPANY; AND
o        WE RECEIVE A TAX REFUND OF $425,000 IN AUGUST 2003.

THERE IS NO ASSURANCE THAT ANY OF THESE EVENTS WILL OCCUR. IF ANY OF THE ASSUMPTIONS ON WHICH OUR PROJECTIONS ARE BASED DO NOT OCCUR, WE MAY NOT BE ABLE TO FUND OUR OPERATIONS PAST THE NEXT SEVERAL MONTHS. IN ADDITION, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ANY ADDITIONAL FINANCING ON ACCEPTABLE TERMS OR AT ALL. WE ARE ALSO IN NEGOTIATIONS TO LICENSE OUR INJECTABLE COLLAGENASE PRODUCT UNDER DEVELOPMENT FOR UP-FRONT LICENSE FEES AND MILESTONE PAYMENTS. OUR PROJECTIONS DO NOT ASSUME THIS TRANSACTION.

We derive substantially all of our revenues from the topical ointment business, through an exclusive license agreement with a pharmaceutical company in the United States, Abbott Laboratories, which in March 2001 acquired Knoll Pharmaceutical Company ("KPC", collectively, "Abbott"), the Company's original licensee. Revenues are derived from two sources i.) sales of Collagenase ABC enzyme in powder form (the "product" or the "enzyme") to Abbott and to a lesser extent foreign pharmaceutical companies, and ii.) royalties paid by Abbott on U.S. sales of Collagenase Santyl(R) Ointment, whicH contains the product, to distributors. Since 1972, we have sold Collagenase ABC, our only commercial product to date, principally in the United States through exclusive license agreements with Abbott.

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

Sale and Distribution of Collagenase ABC
----------------------------------------

Our collagenase ABC enzyme powder is the active pharmaceutical ingredient of a topical ointment, known as Collagenase Santyl(R) Ointment in the United States. We do not directly market the product tO end-users. We supply the product in powder form, primarily to Abbott and to a lesser extent pharmaceutical companies in Brazil and India, which compound the product into ointment that is then marketed to end-users. Our production of the product was voluntarily suspended in March 2000 due to an upgrade program at our manufacturing facilities in Curacao and Lynbrook to address various FDA concerns. Since March 2000, we supplied Abbott with the product from an inventory built up in anticipation of the upgrade. This built up inventory was depleted in July 2002 by delivery to Abbott. The physical upgrades at the Curacao and Lynbrook facilities have been completed and we believe that our subsequent validation work, which is required for FDA approval, is nearing completion. The upgraded Curacao facility commenced limited production during the fiscal year ended January 31, 2002 and was inspected by the FDA in July 2002. However, the FDA must still approve the facility before we can supply Abbott with the quarantine product being produced there. There is no assurance that we will receive FDA approval of the facility, or that we will be able to sell to Abbott the enzyme we have produced in the facility during any period we did not have approval, which product we refer to as "quarantine inventory". If we are not able to use the quarantine inventory, then we will not be able to supply Abbott with the enzyme until approximately one year after approval of the Curacao facility, if and when that approval is given. See "Manufacturing" and "Government Regulation." Pursuant to the agreement with Abbott, the Company supplies Abbott with the product and monitors the production by Abbott of an ointment containing the product. KPC marketed this ointment under its registered trademark, Collagenase Santyl(R), in the United States from 1972 to January 2000, and in Canada from 1994 to January 2000. Commencing February 2000, S&N began marketing Collagenase Santyl(R) under the sublicensing agreement with Abbott.

Abbott Agreement and Sublicense
-------------------------------

We have an agreement with Abbott (the "Abbott Agreement" or the "Agreement"), which runs through August 2003 and automatically renews for an additional 10-year period unless Abbott notifies us, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the initial term. Because Abbott did not exercise its right to terminate the Agreement by providing us with notice six months before the expiration date, the Agreement will automatically renew for an additional 10 year period, to August 2013. Notwithstanding, because we are unable to provide enzyme at the present time, under terms of the Agreement, we may be required to provide Abbott with necessary technical information and manufacturing know-how to permit Abbott to manufacture the enzyme. In addition, we cannot assure you that Abbott will not claim that our inability to deliver the enzyme to it is an event of default under terms of the Agreement, or claim that they have the right to terminate the Agreement because of default. The Abbott Agreement provides that Abbott is our exclusive licensee to market Collagenase Santyl(R) ("Santyl(R)") in the United States and Canada so long as Abbott uses ITs best efforts to increase sales. Abbott pays us for the product, at a price that is subject to annual adjustment based upon increases in our actual manufacturing costs, not to exceed increases in the consumer price index for certain items. Abbott also pays us a royalty based upon net Santyl(R) sales. Royalties for fiscal 2003 and 2002 were approximately $2,141,000 and $2,269,000, respectively. As part of the Abbott Agreement, KPC and its U.S. affiliates, and its successor Abbott, (i) agreed not to seek or become a party to any license or other agreement for the production or purchase of collagenase powder or collagenase ointment from any source other than us, (ii) will make no efforts to achieve registration with the FDA for collagenase powder manufactured by parties other than us, and (iii) will not collaborate with any third party attempting to achieve a registration.

In January 2000, pursuant to a sublicense and assignment agreement (the "Sublicense Agreement"), to which we are not a party, KPC (acquired by Abbott in March 2001) sublicensed its exclusive marketing rights to S&N with our consent. Under the sublicense, Abbott continues to purchase the product from us and contract manufacture Santyl(R). S&N markets Santyl(R) and sells it to distributors. In connectIOn with the sublicense, we entered into several agreements with Abbott and S&N. These included an agreement allocating responsibility under the Abbott Agreement among us, Abbott, and S&N for both the sublicense and license period. Another agreement imposes certain obligations on us to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. Abbott will assign its license rights (as opposed to the current sublicense arrangement) in the Abbott Agreement to S&N in the event of FDA approval of the Curacao manufacturing facility, our principal manufacturing facility. See "Government Regulation".

Abbott accounted for approximately $3,196,000 and $7,199,000 of our product sales and royalties for the fiscal years ended January 31, 2003 and 2002, respectively. These amounts were approximately 78% and 87% of our revenues during the fiscal years ended January 31, 2003 and 2002, respectively. On February 3, 2003 we received approximately $3.6 million of firm booked orders with Abbott for the product. We will not be able to fulfill all these orders in a timely manner, regardless of when the Curacao facility receives FDA approval, if at all. Both Abbott and S&N are aware that we cannot fulfill any of these orders until the FDA approves the Curacao facility. Furthermore, we estimate that the quarantine inventory can only fulfill approximately half of the 2003 firm booked orders.

Our product is approved in two other countries, Brazil and India, and sold to commercial customers in those countries, who compound the product into ointment. In fiscal 2003 and 2002, sales to the customer in Brazil represented approximately 19% and 11% of total revenues, respectively, and sales to the customer in India represented approximately 3% and 2% of total revenues, respectively. We have a license agreement with the customer in India. There is no license and supply agreement with the customer in Brazil. The product and purified collagenase are also sold for non-sponsored research purposes.

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

In 1994, we entered into a license and supply agreement with a Swiss pharmaceutical company to market an ointment containing the product in two European countries and several Middle Eastern countries. The agreement runs for ten years from first market introduction of the product in each country. We recognized no revenue from this agreement in fiscal years ended January 31, 2003 and 2002.

In June 1994, we entered into a multi-year license with an Italian pharmaceutical company that has agreed to market an ointment containing the product in Italy subject to the receipt of requisite Italian governmental approval. The licensee has agreed to purchase the product in agreed minimum amounts increasing in each of the three years following such approval. For the fiscal years ended January 31, 2003 and 2002, we recognized no revenues from this contract.

PROPOSED PRODUCTS AND USES

We expect that a substantial portion of our business activities in the future will be the research and development ("R&D") of various proposed injectable Collagenase ABC products and their uses. Our ability to conduct this R&D will depend on our ability to obtain additional financing. Therefore, we cannot assure you that we will be able to continue development of any of the proposed products discussed in this section. At the present time, we do not have sufficient funds to continue such research and development.

Injectable Collagenase ABC
--------------------------

We have developed a non-patented, proprietary process to further purify Collagenase ABC. We have investigated using this purified form of collagenase as an injectable to remove collagen tissue that interferes with normal bodily functioning or is unsightly. We, our affiliates, and individual investigators are clinically testing in the United States injectable collagenase for treatment of Dupuytren's disease, Peyronie's disease, frozen shoulder, and lipolysis. See "Investigational New Drug Applications ("IND's") for Injectable Collagenase ABC". We produced purified collagenase for injection at our facility in New York that has been and will be used in U.S. clinical trials. We have renovated the pilot facility in Lynbrook for manufacture of purified injectable collagenase in order to support plans for Phase 3 trials for Dupuytren's disease. We sell small amounts of purified collagenase for non-human research in the United States and other countries.

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

Dupuytren's Disease
-------------------

Dupuytren's disease is a deforming condition of the hand in which one or more fingers, usually the ring and little fingers, contract toward the palm, often resulting in functional disability. We were granted a United States patent for the use of its collagenase enzyme to treat this condition in July 2000. The use of collagenase for the treatment of Dupuytren's disease has received "orphan drug" designation from the FDA. Orphan drug designation is based on the provisions of the Orphan Drug Act. The designation is given to products used to treat a specified rare disease or condition defined as affecting fewer than 200,000 people in the United States. Orphan drug designation imparts certain benefits including a seven year period of exclusivity after approval for marketing, the ability to apply for clinical research grant funds, tax credits for costs of clinical trials performed in the U.S., assistance from FDA in protocol development, and possible waivers from "user fees" charged by FDA after drug approval. A dose response study was successfully completed at Stanford University and at State University at Stony Brook Hospital and Medical Center ("Stony Brook") and the results were submitted to FDA in support of concluding Phase 2. An end of Phase 2 meeting was held in August 2001 with FDA to discuss how to proceed with Phase 3 studies. The investigators at Stony Brook received a grant from the FDA in September 2002 to conduct Phase 3 clinical trials to determine safety and efficacy of collagenase for this use. The clinical trials on Dupuytren's disease are summarized in an article in the September 2002 issue of the Journal of Hand Surgery. We cannot assure you that these Phase 3 clinical trials will be conducted in the near future, or at all.

Frozen Shoulder
---------------

A double randomized placebo controlled dose response study is being conducted at Stony Brook using collagenase injection for treatment of adhesive capsulitis, better known as "frozen shoulder". Frozen shoulder is a clinical syndrome of pain and severely decreased motion in the shoulder joint. This syndrome afflicts up to 2 million patients annually.

Lipolysis
---------

A clinical investigation is currently being performed with collagenase injection in the treatment of skin lipomas. Lipomas are benign fatty tumors that occur as bulges under the skin. The concept of using collagenase for removal of fat is discussed in a European Patent Application we filed.

Peyronie's Disease
------------------

We are seeking to develop a product for the treatment of Peyronie's disease, a condition in which collagen plaques form on the shaft of the penis and interfere with erection and sexual intercourse. Initial tests on approximately 200 men have shown favorable results in dissolving the plaques by injecting purified collagenase directly into such plaques. We cannot assure you that this treatment will be proven effective. We were awarded a patent for this use in March 2000 and received "orphan drug" designation from the FDA in March 1996. A study to optimize this treatment was completed at Devine-Tidewater Urology, Norfolk, Virginia, the largest United States center for the study and treatment of Peyronie's disease. In August 1999, the trial's investigator reported on 27 patients who were treated in an open label trial. The investigator reported encouraging results and additional trials are planned.

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

Glaucoma and Treatment of Other Eye Disorders
---------------------------------------------

We collaborated with Bausch & Lomb in a clinical investigation to confirm previous studies on the use of our collagenase to treat glaucoma. The collagenase treatment reduced IOP (intraocular pressure) in open angle glaucoma patients for at least three months post treatment with no vision-threatening complications. The results of the clinical investigation were published in May 2002 in the Archives of Ophthalmology.

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

MANUFACTURING

We produce Collagenase ABC, the active ingredient of a topical ointment, and supply it in powder form to pharmaceutical companies that compound it into the ointment and market the ointment to end-users. Our production of the product was voluntarily suspended in March 2000 due to renovation at the manufacturing facilities in Curacao and Lynbrook to address various FDA concerns. We completed the upgrade renovation at the Curacao and Lynbrook facilities and believe we are nearing completion of validating the enzyme production process at the upgraded facilities. In this context, the words "validating" or "validation" means demonstrating that the production process is reliably performing as intended. Such demonstration must be documented with data, process capability studies, and other appropriate means. The concept of validation is a requirement to demonstrate that what is being employed (e.g. a production process) has been investigated and proven to be reliable. Once the validations are completed, FDA approval will be required before quarantine enzyme already produced at the facilities can be sold to Abbott. See "Government Regulation". Pursuant to the agreements with Abbott and S&N, we supply Abbott with the product and monitor the production by Abbott of Santyl(R), which since February 2000 has been marketed by S&N.

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

Our debriding ointment product, Collagenase Santyl(R), competes primarily with other available enzymatiC debridement products in the United States. Those currently available are manufactured or marketed by Healthpoint Ltd. and the Dow
B. Hickam division of Marion Labs. A potential debridement agent was known to be under development by Genzyme Tissue Repair Division, and other large drug companies may also have debridement products under development. Debriding products also compete with surgical debridement and mechanical debridement using hydrotherapy. We believe enzymatic debridement is superior to surgical and mechanical debridement, because those procedures are painful, labor intensive, and remove viable tissue along with necrotic tissue.

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

In Europe, Knoll AG ("KAG") marketed an ointment substantially similar to our Collagenase Santyl(R) Ointment under the trade name "Iruxol(R)". In January 2000, Smith & Nephew plc acquired worldwidE marketing rights to Iruxol(R) excluding the United States and Canada, as that ointment is not FDA approved for sale in the United States or Canada. KAG, which as part of the global pharmaceutical business of BASF, was acquired by Abbott in March 2001. We, through our foreign licensees for topical collagenase, will compete with Smith & Nephew plc in Europe if and when the licensees receive marketing and pricing approval from their respective health agencies. (See "Collagenase ABC - Agreements for the Distribution of Collagenase ABC").

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

The European Union ("EU") is the second largest pharmaceutical market in the world. We seek approval in certain countries within the EU through European licensees.

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

RESEARCH AND DEVELOPMENT

Since inception (1957 and 1976 for the New York and Curacao subsidiaries, respectively), we have expended over $25.5 million in research on collagenase and other products. We incurred approximately $1,069,000 and $1,067,000 in research and development activities during our fiscal years ended January 31, 2003 and 2002, respectively.

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

We started renovating the Curacao facility in March 2000 and, as a result, suspended production of enzyme at that location. We also voluntarily suspended the production of enzyme at our Lynbrook facility. Although renovations at the Curacao and Lynbrook facilities were substantially completed by March 2001, we cannot sell to Abbott quarantine enzyme now being produced at the Curacao facility until the FDA approves a prior approval supplement ("PAS") to our Establishment License. In April 2002 we filed with the FDA the PAS for the upgraded Curacao facility. In July 2002, the FDA completed a Pre-Approval Inspection of this facility. At the conclusion of the inspection, the FDA inspectors provided us with a list of observations on FDA Form 483 and in August 2002, issued a "Complete Response" letter with respect to the Pre-Approval Inspection, to which we responded in November 2002 with a plan aimed at addressing issues raised in the "Complete Response" letter and obtaining approval. No assurances can be given that the FDA will accept the plan or approve the facilities in the near term, if at all.

We estimate that Abbott has produced enough Santyl(R) made with the accumulated inventory we delivereD to be able to supply S&N with Santyl(R) through July 2003. We do not know when the FDA will approve thE Curacao facility, if at all. If we do get approval of the facility, we expect but cannot assure that we will be able to use the quarantine inventory. If the quarantine inventory is not usable, it could take us up to one year to supply Abbott with product from the date of Curacao facility approval.

We have spent approximately $4.8 million in capital improvements to upgrade both facilities. We incurred consulting fees and other expenses of approximately $1.4 million since May 1999, including approximately $95,000 and $112,000 during the fiscal years ended January 31, 2003 and 2002, respectively. We expect that we will continue to incur consulting and other expenses to obtain FDA approval. During the fiscal years ended January 31, 2000 through 2003,we estimate that our cumulative personnel and related costs dedicated to the upgrade and addressing the FDA's observations were approximately $1.9 million, which were recorded in general and administrative expenses.

While we believe that we have made considerable progress in addressing the FDA concerns addressed in the Form 483 and the FDA Letter, if we are unable to further address these matters in a timely manner, there will continue to be delays in the delivery of quarantine product produced in the renovated facilities to Abbott for use to contract manufacture Collagenase Santyl(R) Ointment. Such delays havE had a material adverse effect on our operating results.

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

PATENT AND TRADEMARK PROTECTION

Patents
-------

We are the assignee or licensee of nine U.S. patents. We are not able to ascertain whether these patents will provide any value either prior to their expirations or at any time thereafter. We are the assignee of additional U.S. patent rights that have expired as well as certain foreign patent rights corresponding to certain of the foregoing patents. We have other patents under application. There can be no assurances when, if ever, such patents will be issued, or that such patents, if issued, will be of any value to us. We are obligated to engage in research and development of certain products or uses underlying the patent rights licensed or assigned to us.

Trademarks
----------

We have registered the name Salutyl(R) for our collagenase ointment in a number of countries other thaN the United States. Trademarks for other countries are protected for varying periods of time. We use the trademarked name "Cordase" for the injectable collagenase being developed for the treatment of Dupuytren's disease.

EMPLOYEES

We have 45 full-time employees, of which 28 are located at the Lynbrook facility, 16 are at the Curacao facility, and 1 is in Germany. There are also 7 part-time employees in Lynbrook and 3 in Curacao. None of these employees are represented by a union. We consider our relationship with our employees to be excellent.

We have entered into confidentiality agreements with most of our employees. Pursuant to such agreements, each employee in New York agrees to keep all of our proprietary and other information secret and confidential and to return the same to us upon termination. These employees further agree not to divulge any trade secrets during their respective terms of employment and thereafter without our prior written consent and further to assign to us all inventions, discoveries, and improvements which they make during the term of employment, within one year thereafter, or utilizing any of our trade secrets. The agreement executed by Curacao employees provides that they will not divulge any data connected with the production process in Curacao. There can be no assurance that any particular court would enforce any or all of the terms of any of such agreements.

Our subsidiary in Germany, Bio Pharma, is managed by Rainer Friedel, MD., and Ph.D. Dr. Friedel is a member of our board of directors. Dr. Friedel and the Company have executed an employment agreement, as mandated by German law.

RISK FACTORS RELATED TO OUR BUSINESS

Need for Additional Capital
---------------------------

As of the date of this report, we have limited cash resources available to fund our operations. Over the past few months, we have been able to fund our operations only because (1) we borrowed $100,000 from an unaffiliated individual and an aggregate of $500,000 on seven separate occasions from an individual who is a principal of Bio Partners LP, a private investment group and unrelated third party ("Bio Partners"), (2) we received from Abbott Laboratories, our major U.S. customer, in May 2003 early payment of royalties earned from distribution of Santyl(R) Ointment from a supply that we estimate wilL be depleted by July 30, 2003, (3) our chairman has deferred salary of approximately $100,000 since February 1, 2003 and in February and April repaid a total of $50,000 of the $1,025,309 principal amount he and his affiliate owed to the Company as of January 31, 2003 and (4) we are deferring or making partial payments to creditors.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note, issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share. The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners. Based on our operating projections, we believe these funds will enable us to continue operations to December 31, 2003.

Our projections assume that, among other things:

o we obtain FDA approval of our production facilities by August 2003; o it is determined that we can sell our quarantine inventory in the United States;
o our chairman repays to the company $325,000 of the amount he and his affiliate owe the Company by the end of July 2003. Our chairman has indicated that he intends to refinance the mortgage on our administrative headquarters in Lynbrook, New York, which is owned by the affiliate of our chairman, and use the proceeds of the refinancing to repay this $325,000 to the Company; and
o        We receive a tax refund of $425,000 in August 2003.

There is no assurance that any of these events will occur. If any of the assumptions on which our projections are based do not occur, we may not be able to fund our operations past the next several months. In addition, we cannot assure you that we will be able to obtain any additional financing on acceptable terms or at all. We are also in negotiations to license our injectable collagenase product under development for up-front license fees and milestone payments. Our projections do not assume this transaction.

Significant debt levels
-----------------------

In November 2001, ABC-Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko. In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of the assets owned by ABC-Curacao, including the upgraded facility's manufacturing assets with a net book value of approximately $2.2 million at January 31, 2003. BioSpecifics has also guaranteed the Korpodeko loan. In addition to the Korpodeko loan, long-term obligations at January 31, 2003 include operating leases of approximately $191,000 annually through January 2005.

On March 11, 2003, we borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum. We also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008. The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 and will be recorded as interest expense in subsequent periods. Our chairman has personally guaranteed this loan.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note, (the "Note") issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share. The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum. Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity. Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company's common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments. The Note also contains restrictions on the Company's ability to incur debt as long as the Note is outstanding. The Note is secured by a pledge of substantially all of the assets of the Company and the Company's New York subsidiary, Advance Biofactures Corporation ("ABC"). In addition, ABC has guaranteed the obligations of the Company under the Note and our chairman, Edwin
H. Wegman, has personally guaranteed 50% of the obligations of the Company under the Note. The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.

Reliance on a Single Product for Revenues
-----------------------------------------

Collagenase ABC enzyme is our sole source of revenues.

Uncertainty of Government Regulatory Requirements and Future Production of the
------------------------------------------------------------------------------
Enzyme
------

The production and marketing of Collagenase ABC enzyme is subject to regulation in the United States by the federal government, principally the FDA. As previously discussed, we stopped production of the enzyme and began upgrading the Curacao facility in March 2000. In May 2001 we completed the upgrade and went back into limited production. In April 2002 we filed with the FDA a "Prior Approval Supplement" ("PAS") for the Curacao facility upgrade. In July 2002, the FDA completed a Pre-Approval Inspection of this facility. At the conclusion of the inspection, the FDA inspectors provided us with a list of observations on FDA Form 483 and in August 2002, FDA issued a "Complete Response" letter with respect to the Pre-Approval Inspection to which we responded in November 2002 with a plan that is aimed at addressing issues raised in the "Complete Response" letter and obtaining approval. Of course, no assurances can be given that the FDA will accept the plan or approve the facility in the near term, if at all. Although it is difficult to predict with any certainty the time at which the PAS approval can be obtained, we believe we can obtain FDA approval of the Curacao facility by August 2003.

While we have produced enzyme at the upgraded Curacao facility, the new enzyme produced for Abbott must be held in quarantine and can only be distributed by S&N if and when the FDA approves the PAS. There can be no assurance if or when the FDA will approve our PAS according to our schedule, if at all. Enzyme produced at the Curacao facility can be sold to our international customers.

Expected Operating Losses for the new Fiscal Year Ended December 31, 2003
-------------------------------------------------------------------------

In March 2003 we changed our fiscal year end from January 31 to December 31. Our first fiscal year using this new basis will be the eleven months ending December 31, 2003.

Since we began upgrading the Curacao facility in March 2000, we have not produced enzyme that we can sell to Abbott prior to facility approval. The enzyme we processed and sold to Abbott in fiscal years 2001, 2002 and 2003, which it used to make Collagenase Santyl(R) Ointment ("Santyl(R)"), was from an inventory of enzyme we built up at the Curacao facility prior to the start of the upgrade. This inventory was depleted in July 2002 by delivery to Abbott. In the near term, revenues from inventory produced at the upgraded Curacao facility and sold to foreign customers, and royalties on sales of remaining Santyl(R) inventory, which we estimate will be depleted by July 2003, will be insufficient to cover our operating expenses, resulting in an operating loss for the new fiscal year that will end December 31, 2003.

Dependence on Abbott Laboratories and Smith & Nephew Inc.
---------------------------------------------------------

We derive substantially all of our revenues from the topical ointment business, through an exclusive license agreement with a pharmaceutical company in the United States, Abbott Laboratories, which in March 2001 acquired Knoll Pharmaceutical Company ("KPC", collectively, "Abbott"), the Company's original licensee. Revenues are derived from two sources i.) sales of Collagenase ABC enzyme in powder form (the "product" or the "enzyme") to Abbott and to a lesser extent foreign pharmaceutical companies, and ii.) royalties paid by Abbott on U.S. sales of Collagenase Santyl(R) Ointment, which contains the product, to distributors.

We have an agreement with Abbott (the "Abbott Agreement" or the "Agreement"), which runs through August 2003 and automatically renews for an additional 10-year period unless Abbott notifies us, at least 6 months prior to the renewal date, of its intention to terminate at the conclusion of the initial term. Because Abbott did not exercise its right to terminate the Agreement by providing us with notice six months before the expiration date, the Agreement will automatically renew for an additional 10 year period, to August 2013. Notwithstanding, because we are unable to provide enzyme at the present time, under terms of the Agreement, we may be required to provide Abbott with necessary technical information and manufacturing know-how to permit Abbott to manufacture our the enzyme. In addition, we cannot assure you that Abbott will not claim that our inability to deliver the enzyme to it is an event of default under terms of the Agreement, or claim that they have the right to terminate the Agreement because of default.

In January 2000, pursuant to a sublicense and assignment agreement (the "Sublicense Agreement"), to which we are not a party, KPC (acquired by Abbott in March 2001) sublicensed its exclusive marketing rights to S&N with our consent. Under the sublicense, Abbott continues to purchase the product from us and contract manufacture Santyl(R). S&N markets Santyl(R) and sells it to distributors. In connection with the sublicense, we entered into several agreements with Abbott and S&N. These included an agreement allocating responsibility under the Abbott Agreement among us, Abbott, and S&N for both the sublicense and license period. Another agreement imposes certain obligations on us to address the FDA issues concerning the Curacao and Lynbrook manufacturing facilities. Abbott will assign its license rights (as opposed to the current sublicense arrangement) in the Abbott Agreement to S&N in the event of FDA approval of the Curacao manufacturing facility, our principal manufacturing facility.

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

In December 2002, S&N and Abbott informed us in separate letters that while they intend to pay for the consulting costs each incurred and was billed for; they expect us to reimburse them. S&N informed us that they expect us to reimburse them for $350,000 within 12 months of the approval of the Curacao facility by the FDA. Abbott informed us that they expect us to reimburse them for $439,757 no later than the end of 2003.

We believe the matter will be resolved after the facility is approved and we resume normal operations. However, we believe we have no legal obligation with respect to this matter, and therefore have not recorded any liability for these amounts claimed, totaling $789,757, as of January 31, 2003.

Uncertainty of Continued Listing of Common Stock on The Nasdaq Stock Market
---------------------------------------------------------------------------

On May 20, 2003, we disclosed on Form 8-K that we were delaying the filing of our Form 10-KSB and Form 10-QSB based our inability to finalize our audited financial statements pending the outcome of active negotiations to obtain additional financing and the uncertainties surrounding our ability to finance operations. On May 23, 2003, we received a Nasdaq Staff Determination notifying us that our common stock would be delisted from the Nasdaq Stock Market unless we requested a hearing, because we failed to comply with filing requirements. In addition, we were also notified that we failed to comply with certain requirements because we had not yet paid our 2003 SmallCap Market annual dues. We filed a request for continued listing and the Nasdaq delisting action was stayed. On June 19, 2003, we obtained additional financing when we entered into a financing transaction with Bio Partners LP and paid our 2003 SmallCap Market annual dues. On June 27, 2003 there was a written hearing in which we appealed the Nasdaq Staff Determination, and attempted to demonstrate our ability to sustain long-term compliance with all applicable maintenance criteria. As of the date of this report, the decision of the Nasdaq Listing Qualifications Hearing Panel is pending.

The Company believes it will be able to cure the outstanding listing deficiencies prior to a delisting action, although there can be no assurance that curing the indicated deficiencies will allow us to continue to be listed in the Nasdaq SmallCap Market. As a result of our inability to file

Form 10-KSB and Form 10-QSB on a timely basis, the Company's trading symbol was changed by Nasdaq from "BSTC" to "BSTCE" on Wednesday, May 28, 2003, and will not revert to "BSTC" until we cure the listing deficiencies.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease two facilities, one in Lynbrook, New York and one in Curacao, Netherlands Antilles. The New York facility, also our administrative headquarters, contains 3,500 square feet of office space and 11,500 square feet of laboratory, production, and storage facilities. We lease this facility from the Wilbur Street Corporation ("WSC"), which is owned by The S.J. Wegman Company, the principal stockholder of the Company and an affiliate of Edwin H. Wegman, President of the Company. On January 30, 1998, WSC and the Company entered into a triple net lease agreement, which provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. During each of the fiscal years ended January 31, 2003 and 2002, the Company paid rent of $125,000 and real estate taxes of approximately $36,000 relating to this lease agreement. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property.

We also lease a building in Brievengat, Curacao, Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. This building is our principal manufacturing facility, and is licensed by the FDA to produce Collagenase ABC. The facility has approximately 15,750 square feet of usable space. The lease, which was originally entered into with the Insular Territory of Curacao on January 1, 1977, is automatically renewable upon the same terms every five years, unless either party gives notice of termination three months prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period, and the lease has been automatically renewed through March 1, 2006. The current rent is approximately $30,000 per year.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Our Common Stock trades on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market ("Nasdaq") under the Symbol "BSTC". On April 25, 2003, the closing price for our Common Stock was $1.34. The table below sets forth the high and low sale prices for our Common Stock for the period February 1, 2001 through January 31, 2003, as reported by Nasdaq.

      QUARTER ENDED              HIGH              LOW
      -------------              ----              ---
      April 30, 2001            $1.75             $0.75
      July 31, 2001             $3.50             $0.94
      October 31, 2001          $2.92             $2.00
      January 31, 2002          $2.55             $1.50
      April 30, 2002            $2.45             $1.56
      July 31, 2002             $2.34             $1.13
      October 31, 2002          $1.95             $0.60
      January 31, 2003          $3.96             $0.66

On April 25, 2003, there were 119 stockholders of record of our Common Stock. We believe we have approximately 1,000 beneficial owners of our Common Stock.

Trading in our securities was transferred to The Nasdaq SmallCap Market on May 25, 2001 from The Nasdaq National Market because we no longer satisfied the requirements for listing on that market.

On May 20, 2003, we disclosed on Form 8-K that we were delaying the filing of our Form 10-KSB and Form 10-QSB based our inability to finalize our audited financial statements pending the outcome of active negotiations to obtain additional financing and the uncertainties surrounding our ability to finance operations. On May 23, 2003, we received a Nasdaq Staff Determination notifying us that our common stock would be delisted from the Nasdaq Stock Market unless we requested a hearing, because we failed to comply with filing requirements. In addition, we were also notified that we failed to comply with certain requirements because we had not yet paid our 2003 SmallCap Market annual dues. We filed a request for continued listing and the Nasdaq delisting action was stayed. On June 19, 2003, we obtained additional financing when we entered into a financing transaction with Bio Partners LP and paid our 2003 SmallCap Market annual dues. On June 27, 2003 there was a written hearing in which we appealed the Nasdaq Staff Determination, and attempted to demonstrate our ability to sustain long-term compliance with all applicable maintenance criteria. As of the date of this report, the decision of the Nasdaq Listing Qualifications Hearing Panel is pending.

The Company believes it will be able to cure the outstanding listing deficiencies prior to a delisting action, although there can be no assurance that curing the indicated deficiencies will allow us to continue to be listed in the Nasdaq SmallCap Market. As a result of our inability to file Form 10-KSB and Form 10-QSB on a timely basis, the Company's trading symbol was changed by Nasdaq from "BSTC" to "BSTCE" on Wednesday, May 28, 2003, and will not revert to "BSTC" until we cure the listing deficiencies.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Information provided by us or statements contained in this report or made by our employees, if not historical, are forward looking information, which involve uncertainties and risks.

We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf. Such factors include, but are not limited to, our liquidity in light of the depletion of our stockpiled inventory and our inability to distribute quarantine enzyme to Abbott until the Curacao facility and the quarantine enzyme are approved, government regulation, our ability to obtain the approval of our production facilities, our ability to provide additional enzyme to Abbott in a timely fashion regardless of when FDA approval is received, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the Food and Drug Administration ("FDA") and foreign health authorities of potential products, market acceptance of our potential products, and other risks detailed herein and in other filings we make with the Securities and Exchange Commission. Further, any forward looking statement or statements speak only as of the date on which such statements were made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

Summary
-------

We are a biopharmaceutical company focusing on wound healing and tissue remodeling. We produce Collagenase ABC enzyme, (the "product" or the "enzyme") which is the active ingredient in the prescription drug Collagenase Santyl(R) Ointment sold in the United States and indicated for debriding chronic dermal ulcers and second and third degree burns (the "topical ointment business"). We are developing an injectable form of our enzyme for treating Dupuytren's disease, Peyronie's disease, frozen shoulder, and lipomas. We have completed Phase 2 clinical trials for Dupuytren's disease and Phase 1 trials for Peyronie's disease. A Phase 2 trial for frozen shoulder is ongoing. Clinical trials investigating the use of injectable collagenase for lipoma reduction have been initiated.

As of the date of this report, we have limited cash resources available to fund our operations. Over the past few months, we have been able to fund our operations only because (1) we borrowed $100,000 from an unaffiliated individual and an aggregate of $500,000 on seven separate occasions from an individual who is a principal of Bio Partners LP, a private investment group and unrelated third party ("Bio Partners"), (2) we received from Abbott Laboratories, our major U.S. customer, in May 2003 early payment of royalties earned from distribution of Santyl(R) Ointment from a supply that we estimate will be depleted by July 30, 2003, (3) our chairman has deferred salary of approximately $100,000 since February 1, 2003 and in February and April repaid a total of $50,000 of the $1,025,309 principal amount he and his affiliate owed to the Company as of January 31, 2003 and (4) we are deferring or making partial payments to creditors.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note, issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share. The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners. Based on our operating projections, we believe these funds will enable us to continue operations to December 31, 2003.

Our projections assume that, among other things:

o        we obtain FDA approval of our production facilities by August 2003;
o it is determined that we can sell our quarantine inventory (inventory produced at the renovated Curacao manufacturing facility, our primary manufacturing facility) in the United States;
o our chairman repays to the company $325,000 of the amount he and his affiliate owe the Company by the end of July 2003. Our chairman has indicated that he intends to refinance the mortgage on our administrative headquarters in Lynbrook, New York, which is owned by the affiliate of our chairman, and use the proceeds of the refinancing to repay this $325,000 to the Company; and
o        We receive a tax refund of $425,000 in August 2003.

There is no assurance that any of these events will occur. If any of the assumptions on which our projections are based do not occur, we may not be able to fund our operations past the next several months. In addition, we cannot assure you that we will be able to obtain any additional financing on acceptable terms or at all. We are also in negotiations to license our injectable collagenase product under development for up-front license fees and milestone payments. Our projections do not assume this transaction.

Historically, we have derived substantially all of our revenues from the topical ointment business, through an exclusive license agreement with Abbott Laboratories (the "Abbott Agreement" or the "Agreement"). Revenues from this business are derived from two sources i.) sales of Collagenase ABC enzyme in powder form to Abbott and to a lesser extent foreign pharmaceutical companies, and ii.) royalties paid by Abbott on U.S. sales of Collagenase Santyl(R) Ointment, which contains the product, to distributors in the United States.

Our production of the product was voluntarily suspended in March 2000 due to an upgrade program at our manufacturing facilities in Curacao and Lynbrook to address various FDA concerns. Since March 2000, we supplied Abbott with the product from an inventory built up in anticipation of the upgrade. This built up inventory was depleted in July 2002 by delivery to Abbott. The physical upgrades at the Curacao and Lynbrook facilities have been completed and we believe that our subsequent validation work, which is required for FDA approval, is nearing completion. The upgraded Curacao facility commenced limited production during the fiscal year ended January 31, 2002 and was inspected by the FDA in July 2002. However, the facility must still be approved by the FDA before we can supply Abbott with the quarantine product being produced there. There is no assurance that we will receive FDA approval of the facility, or that we will be permitted to sell to Abbott the enzyme we have produced in the facility during any period we did not have approval, which product we refer to as "quarantine inventory". If we are not able use the quarantine inventory, then we will not be able to supply Abbott with the enzyme until approximately one year after approval of the Curacao facility, if and when that approval is given.

Abbott accounted for approximately $3,196,000 and $7,199,000 of our product sales and royalties for the fiscal years ended January 31, 2003 and 2002, respectively. These amounts were approximately 78% and 87% of our revenues during the fiscal years ended January 31, 2003 and 2002, respectively.

On February 3, 2003 we received approximately $3.6 million of firm booked orders with Abbott for the product. We will not be able to fulfill all these orders on a timely basis, regardless of when the Curacao facility receives FDA approval, if at all. Both Abbott and S&N are aware that we cannot fulfill any of these orders until the FDA approves the Curacao facility. Because we are unable to provide enzyme at the present time, under terms of the Abbott Agreement, we may be required to provide Abbott with necessary technical information and manufacturing know-how for the manufacture of our product. Furthermore, we estimate that the quarantine inventory can only fulfill approximately half of the 2003 firm booked orders. We cannot assure you that Abbott will not claim that our inability to deliver the enzyme to it is an event of default under terms of the Agreement, or claim that they have the right to terminate the Agreement because of default.

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

Research and Development
------------------------

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

Accounting for the Impairment or Disposal of Long-Lived Assets.
---------------------------------------------------------------

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires judgments regarding future operating or disposition plans for marginally performing assets. The application of both of these policies has affected the amount and timing of charges to operating results that have been significant in recent years. We evaluate our long-lived assets for impairment on an annual basis, or whenever events and circumstances indicate that the carrying amount may not be recoverable, including our business judgment of when to close underperforming operations. These impairment evaluations require an estimation of fair value based on recent negotiations to sell certain assets. Should the carrying amount not be deemed to be recoverable, we write the assets down to their fair value. For the year ended January 31, 2003, we did not take any impairment charges.

RESULTS OF OPERATIONS

Net product sales were $1,938,706 and $5,940,637 for the fiscal years ended January 31, 2003 and 2002, respectively, a decrease in fiscal 2003 of $4,001,931 or 67% from fiscal 2002. During fiscal 2002, much higher levels of stockpiled enzyme inventory were available and delivered to Abbott versus fiscal 2003. By the middle of fiscal 2003, the stockpiled enzyme inventory was depleted. Testing fees included in net sales in fiscal 2003 and fiscal 2002 and earned on the testing of Collagenase Santyl(R) Ointment compounded by Abbott were $273,000 and $292,000, respectively.

Royalties earned on Collagenase Santyl(R) Ointment sales by S&N were $2,140,534 and $2,269,048 for the fiscal years ended January 31, 2003 and 2002, respectively, representing a decrease in fiscal 2003 of $128,514 or 6%. We believe that S&N, the distributor of Collagenase Santyl Ointment, maintained level Santyl sales during fiscal 2003 to conserve the supply of Collagenase Santyl(R) Ointment as we attempted to get approval of the enzyme production facility in Curacao. We believe the inventory of Collagenase Santyl Ointment produced from our now depleted enzyme stockpile will support S&N's distribution of the Ointment to the end of July 2003. Ointment sales beyond that date can only come from our quarantine inventory of enzyme, which cannot be used until the FDA approves our production facilities.

Cost of sales was $3,205,235 and $5,106,234, respectively, in fiscal 2003 and 2002, a decrease in fiscal 2003 of $1,900,999 or 37%. We had a negative gross profit margin in fiscal 2003 because of limited enzyme production in fiscal 2003 (quarantine inventory) as we attempt to validate the Curacao production facility, fixed production costs, and the depletion of the stockpiled enzyme inventory. Reserves were also recorded against the quarantine inventory since FDA approval of our production facilities cannot be assured.

General and administrative expenses ("G&A") were $3,045,319 and $2,319,853 respectively, in fiscal 2003 and 2002, an increase in fiscal 2003 of $725,466, or 31%. The increase is attributable to the continued effort to gain approval of the production facilities. During fiscal 2003, our production and regulatory personnel spent a significant portion of their time preparing for the FDA inspection of the Curacao facility, which took place in July 2002. During the year ago period, the upgraded facility's construction had just been completed and therefore the FDA inspection was not pending.

Research and development expenses ("R&D") were $1,069,045 and $1,067,450 respectively, in fiscal 2003 and 2002, an increase in fiscal 2003 of $1,595 or less than 1%. The slight increase is due to external costs incurred for the development of Cordase(TM), as we prepare for the initiation of Phase 3 clinical trials for this potential product. We will need to raise considerable funds to continue the development of Cordase(TM) and other product candidates.

Other income (expense), net was ($23,094) and $8,636 respectively, in fiscal 2003 and 2002, an increase in other (expense), net of $31,730. Interest expense increased due to the borrowing in the fourth quarter of fiscal 2002 of the two-year, non-amortizing loan of $455,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. In fiscal 2003, we incurred a full year's interest expense on this loan.

The benefit for income taxes was $260,464 and $17,130 respectively in fiscal 2003 and 2002. The net benefit in 2003 relates to US federal and state refunds of approximately $425,000 due by carrying back most of the fiscal 2003 net operation loss to tax payments made in prior taxable fiscal years, net of write-off of deferred tax assets. The benefit in fiscal 2002 relates to orphan drug tax credits. The principal reason for the difference between the United States Federal statutory tax rate of 34% and the effective tax rate in fiscal 2003 and 2002 is due to the tax effect of foreign sourced losses for which no benefit can be taken. Since 1976, our Curacao subsidiary has had a 2% profit tax rate granted to it by the Curacao government (the "2% tax holiday"). In November 2000, the Curacao government retroactively extended the 2% tax holiday for another 15 years.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Our primary source of working capital is from operations, which includes sales of product, testing fees, royalties, and periodic license fees. At January 31, 2003, we had a working capital deficit of approximately $230,000. The principal use of cash in fiscal 2003 was approximately $727,000 for operating activities. Net repayments by our chairman of his notes, and the exercise of stock options provided cash for us.

As previously noted, we have limited cash resources available to fund our operations. If we are unable to achieve the projections mentioned previously, our cash reserves will be depleted and we may have to cease operations or explore available alternatives. We are engaged in various efforts to obtain liquidity. There can be no assurances that any of these efforts will be successful.

In November 2001, ABC-Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko. In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of the assets owned by ABC-Curacao, including the upgraded facility's manufacturing assets with a book value of approximately $3.7 million at January 31, 2003. BioSpecifics has also guaranteed the Korpodeko loan. In addition to the Korpodeko loan, long-term obligations at January 31, 2003 include operating leases of approximately $191,000 annually through January 2005. On March 11, 2003, we borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum. We also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008. The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 and will be recorded as interest expense in subsequent periods.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note (the "Note"), issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share. The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum. Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity. Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company's common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments. The Note also contains restrictions on the Company's ability to incur debt as long as the Note is outstanding. The Note is secured by a pledge of substantially all of the assets of the Company and the Company's New York subsidiary, Advance Biofactures Corporation ("ABC"). In addition, ABC has guaranteed the obligations of the Company under the Note and our chairman, Edwin
H. Wegman, has personally guaranteed 50% of the obligations of the Company under the Note. The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.

ITEM 7. FINANCIAL STATEMENTS PAGE

Report of Independent  Certified Public  Accountants .....................................................    F-2

Consolidated  Balance  Sheet as of January 31, 2003 ......................................................    F-3

Consolidated Statements of Operations for Years ended January 31, 2003 and 2002 ..........................    F-4

Consolidated  Statements of Stockholders' Equity and Comprehensive Income (Loss) for Years ended
January 31, 2003 and 2002 ................................................................................    F-5

Consolidated Statements of Cash Flows for Years ended January 31, 2003 and 2002 ..........................    F-6

Notes to Consolidated  Financial Statements ..............................................................    F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors is divided into three classes, each of which is for a term of three years, with only one class of directors being elected in each year. The term of office of the first class of directors, presently consisting of Thomas L. Wegman and Dr. Paul A. Gitman will expire at the Annual Meeting in 2003, the term of office of the second class of directors, presently consisting of Dr. Louis Lasagna, will expire on the date of the Annual Meeting in 2004, and the third class of directors, consisting of Edwin H. Wegman and Dr. Rainer Friedel will expire on the date of the Annual Meeting in 2005. In each case, barring death, resignation or removal, each director serves from the date of his election until the end of his term and until his successor is elected and qualified. John T. Lane and Henry Morgan, formerly directors of the second class, resigned from the board on March 12, 2003 and May 16, 2003, respectively, both for personal reasons. Gerald Bendele, who was appointed as a director of the Company effective October 30, 2002 resigned from the board on May 20, 2003 for personal reasons.

The directors have the positions with the Company and principal occupations set forth in the table below.

                               AGE AT MAY            POSITION WITH THE COMPANY                                    TERM
NAME                             15, 2003             AND PRINCIPAL OCCUPATION            DIRECTOR SINCE         EXPIRES
----                             --------             ------------------------            --------------         -------
Edwin H. Wegman                     83       Chairman of the Board and President               1990               2005

Dr. Rainer Friedel                  61       Director; Managing Director of                    1995               2005
                                             Biospecifics Pharma GmbH, the Company's
                                             German subsidiary ("Pharma")

Thomas L. Wegman                    48       Director, Executive Vice President                1994               2003

Dr. Paul A. Gitman                  62       Director; Director, Quality and Resource          1990               2003
                                             Management, Long Island Jewish Medical
                                             Center

Dr. Louis Lasagna                   79       Director; Former Dean, Sackler School of          1999               2004
                                             Graduate Biomedical Sciences; Former
                                             Dean for Scientific and Academic Affairs
                                             Tufts University School of Medicine

Edwin H. Wegman has had the positions with the Company, principal occupation and certain directorships set forth in the table above for the past five years, and has held similar positions with the Company's subsidiaries, Advance Biofactures Corporation ("ABC-New York") and Advance Biofactures of Curacao ("ABC-Curacao"), for the past five years. He is the father of Thomas L. Wegman.

Dr. Rainer Friedel has had the positions with the Company, principal occupation and certain directorships set forth in the table above for the past five years. The Company and Dr. Friedel have entered into an employment agreement effective January 1, 1999 pursuant to which Dr. Friedel has agreed to devote all of his working capacity to the Company and its subsidiaries. In fiscal 2003, Dr. Friedel received a salary of $192,500. Dr. Friedel is entitled to one year's notice of the Company's termination of the employment agreement.

Thomas L. Wegman was Secretary and Treasurer of the Company from inception to July 1997, at which time he assumed his current position. In addition, he has held for the past five years similar positions with the Company's subsidiaries, ABC-New York and ABC-Curacao. He is the son of Edwin H. Wegman.

Dr. Gitman has had the positions with the Company, principal occupation and certain directorships set forth in the table above for the past five years.

Dr. Lasagna was appointed as a director of the Company effective June 1999. He has been Dean of the Sackler School of Graduate Biomedical Sciences since 1984, and Dean for Scientific and Academic Affairs since 1995, in each case at Tufts University School of Medicine. Since 1998, he has served as Chairman of the Board of the Tufts Center for the Study of Drug Development, an independent, non-profit, multidisciplinary research organization affiliated with Tufts University, committed to the exploration of scientific, economic, legal, and public policy issues related to pharmaceutical and biopharmaceutical research, development, and regulation throughout the world. Dr. Lasagna has been a member of BioSpecifics' Scientific Advisory Board since 1997. The Scientific Advisory Board provides research and consultation services to the Company.

To the Company's knowledge, based solely on its review of the copies of Form 4's furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended January 31, 2003, except that the directors and officers did not file timely Form 4 for stock option grants made September 24, 2002.

EXECUTIVE OFFICERS

In addition to the executive officers named above, the Company employs Albert Horcher as its Secretary, Treasurer, and Principal Financial and Chief Accounting Officer. Mr. Horcher, a certified public accountant, has served in these positions since July 1997 and is 44 years old. From February 1991 to July 1997, he served as the Company's Controller and Principal Financial and Chief Accounting Officer. In addition, he has held for the past five years similar positions with the Company's subsidiaries, ABC-New York and ABC-Curacao. Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

BOARD MEETINGS AND COMMITTEES

During the last fiscal year, the board of directors met 11 times. All incumbent directors attended at least 90% of board meetings.

Audit Committee. The Board has an Audit Committee consisting of Dr. Paul A. Gitman, and prior to their resignations for personal reasons, Henry Morgan, and John Lane. The function of the Audit Committee is to recommend selection of the Company's independent accountants, review with the independent accountants the results of their audits, review with the independent accountants and management the Company's financial reporting and operating controls and the scope of audits, review all budgets of the Company and its subsidiaries and make recommendations concerning the Company's financial reporting, accounting practices and policies and financial, accounting and operating controls and safeguards and review matters relating to the relationship between the Company and its auditors. The audit committee met 4 times during the last fiscal year. Incumbent director Paul A. Gitman attended two of those meetings.

Stock Option Committee. The stock option committee consists of Dr. Paul A Gitman and prior to his resignation for personal reasons, Henry Morgan. The function of the Stock Option Committee is to administer the Company's 1993 Stock Option Plan (the "1993 Plan"), the Company's 1997 Stock Option Plan (the "1997 Plan"), and the Company's 2001 Stock Option Plan (the "2001 Plan"). The stock option committee acted by unanimous written consent 3 times during the last fiscal year.

Executive Committee. The executive committee consists of Edwin H. Wegman and Thomas L. Wegman. The function of the Executive Committee is, except for certain matters reserved to the full Board, to exercise all of the powers of the Board in the management of the business of the Company during intervals between Board meetings, if necessary. The executive committee did not meet during the last fiscal year.

The Board does not have nominating or compensation committees

DIRECTOR COMPENSATION

The Company has no specific policy for compensating directors. In general, directors who are not employees are compensated for meetings attended in person at the Company's headquarters, at a rate of $1,500 per meeting. However, during fiscal 2003, none of the incumbent directors, and none of the former directors was paid for any meetings attended in person. . Dr. Louis Lasagna received $5,080 as a member of the Company's Scientific Advisory Board in fiscal year 2003, which includes reimbursement of expenses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services rendered in all capacities awarded to, or earned by, certain of the Company's executive officers for the fiscal years indicated. There are no other officers who earned an aggregate salary and bonus in excess of $100,000 during the fiscal year ended January 31, 2003. These executive officers also serve in the same capacities in ABC-New York, and ABC-Curacao, except for Dr. Friedel. Salaries of the executive officers are paid by the Company's subsidiary, ABC-New York, except for Dr. Friedel, who is paid approximately 50% of his salary by the Company's subsidiary, BioSpecifics Pharma GmbH.

------------------------------------------------------------------------------------------------
                                  SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------
                                                       Annual Compensation       Long-Term
                                                                               Compensation
------------------------------------- ---------------- -------------------- --------------------
                                                                                Securities
Name and Principal                                                          Underlying Options
  Position                              Fiscal Year        Salary ($)               (#)
------------------------------------- ---------------- -------------------- --------------------
Edwin H. Wegman                            2003              405,169              39,000
  President                                2002              405,169              100,000
                                           2001              412,961                 -
------------------------------------- ---------------- -------------------- --------------------
Thomas L. Wegman                           2003              205,895              45,000
  Executive                                2002              205,895              50,000
  Vice President                           2001              209,855              20,000
------------------------------------- ---------------- -------------------- --------------------
Rainer Friedel                             2003              192,500              20,000
  Managing Director                        2002              192,500              50,000
                                           2001              192,500                 -
------------------------------------- ---------------- -------------------- --------------------
Albert Horcher                             2003              120,692              20,000
  Secretary and                            2002              120,692              20,000
  Treasurer                                2001              123,013              10,000
------------------------------------- ---------------- -------------------- --------------------

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

To the Company's knowledge, the table that follows sets forth the beneficial ownership of shares of Common Stock as of May 15, 2003 of (i) those persons or groups known to the Company to beneficially own more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) each executive officer whose compensation exceeded $100,000 (each, a "named executive officer") in fiscal 2002 (which ended January 31, 2003), and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Unless indicated below, the stockholders listed possess sole voting and investment power with respect to their shares and the business address of each stockholder is c/o BioSpecifics Technologies Corp., 35 Wilbur St., Lynbrook, New York 11563.

                                             NUMBER OF SHARES
NAME OF                                       OF COMMON STOCK         PERCENT OF
BENEFICIAL OWNER                            BENEFICIALLY OWNED          CLASS
----------------                            ------------------          -----
Edwin H. Wegman (1)                              2,242,823              43.7%
Thomas L. Wegman (2)                              240,544                4.7%
Paul A. Gitman, MD. (3)                           80,925                 1.6%
Rainer Friedel (4)                                145,000                2.8%
Louis Lasagna                                     25,425                  *
Albert Horcher (5)                                78,000                 1.5%
Directors and executive officers as a            2,812,717              54.8%
group (6 persons)

------------------------------------
(*)        Less than 1%.

(1) Includes 1,843,327 shares of Common Stock owned by The S.J. Wegman Company, a partnership of which Edwin H. Wegman is the sole general partner. Includes 120,000 shares beneficially owned by The Isabel H. Wegman Rev. Trust. The sole trustee of this trust is Mr. Wegman's brother. Includes options to purchase 66,750 shares of Common Stock that are currently exercisable. Does not include options to purchase 79,250 shares of Common Stock that are not currently exercisable. Edwin
         H. Wegman is the father of Thomas L. Wegman.

(2) Includes 7,300 shares of Common Stock held by Thomas L. Wegman's wife and child. Includes options to purchase 205,800 shares of Common Stock that are currently exercisable. Thomas L. Wegman is a son of Edwin H. Wegman.

(3) Includes 16,500 shares of Common Stock held by Dr. Gitman's wife and children. Includes options to purchase 35,425 shares of Common Stock that are currently exercisable. Dr. Gitman's business address is c/o Long Island Jewish Medical Center, 270-05 76th Ave., New Hyde Park, New York 11040.

(4) Includes options to purchase 145,000 shares of Common Stock that are currently exercisable.

(5) Includes options to purchase 73,000 shares of Common Stock which are currently exercisable.

Equity Compensation Plan Information

We maintain three equity compensation plans, the 1993 stock option plan, the 1997 stock option plan and the 2001 stock option plan.

In July 1994, the Company's stockholders approved a stock option plan (the "1993 plan") for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees. Under the 1993 plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Board of Directors, at its discretion, may provide for different vesting schedules, and expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. In accordance with terms of the 1993 plan, no option shall be granted under the plan subsequent to ten years after its effective date, or July 2004.

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

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of January 31, 2003.

----------------------------------- ------------------------------ ------------------------- --------------------------------
                                                                                             Number of securities remaining
                                     Number of securities to be        Weighted average       available for future issuance
                                       issued upon exercise of        exercise price of      under equity compensation plans
                                         outstanding options         outstanding options
----------------------------------- ------------------------------ ------------------------- --------------------------------
Equity compensation plans
approved by security holders                  1,358,325                     $2.88                        56,150
----------------------------------- ------------------------------ ------------------------- --------------------------------

The following table contains information concerning the grants of stock options to the named executive officers of the Company during the fiscal year ended January 31, 2003.

-----------------------------------------------------------------------------------------------------------------------------------
                                              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
                               Number of Securities       Percentage of Total      Exercise or Base Price
                                Underlying Options        Options Granted to         ($ Per Share) (3)
Name                             Granted (1),(2)       Employees in Fiscal Year                                Expiration Date
---------------------------- ------------------------- -------------------------- ------------------------- -----------------------
Edwin H. Wegman                       39,000                     9.0%                      $1.10                   9/24/07
---------------------------- ------------------------- -------------------------- ------------------------- -----------------------
Thomas L. Wegman                      45,000                     10.3%                     $1.00                   9/24/12
---------------------------- ------------------------- -------------------------- ------------------------- -----------------------
Rainer Friedel                        20,000                     4.6%                      $1.00                   9/24/12
---------------------------- ------------------------- -------------------------- ------------------------- -----------------------
Albert Horcher                        20,000                     4.6%                      $1.00                   9/24/12
---------------------------- ------------------------- -------------------------- ------------------------- -----------------------

(1) All outstanding options set forth in this table are currently exercisable.

(2)      These options were granted pursuant to the 2001and 1993 Plans.

(3) The exercise price is equal to the fair market value of the underlying common stock on the date of grant.

The following table sets forth information concerning each exercise of stock options during the 2003 fiscal year by each of the named executive officers, along with the fiscal year-end value of unexercised options.

------------------------------------------------------------------------------------------------------------------------------------
                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                                                             Number of Unexercised Options at    Value of Unexercised In-the-Money
                                                                   Fiscal Year-End (#)           Options at Fiscal Year-End ($) (1)
---------------------------- ---------------- ------------- ----------------------------------- ------------------------------------
Name                             Shares
                               Acquired on       Value
                              Exercise (#)    Realized ($)    Exercisable      Unexercisable       Exercisable       Unexercisable
---------------------------- ---------------- ------------- --------------- ------------------- ---------------- -------------------
Edwin H. Wegman                     -              -            66,750            79,250            $44,215            $58,645
---------------------------- ---------------- ------------- --------------- ------------------- ---------------- -------------------
Thomas L. Wegman                    -              -           205,800              -               $96,600               -
---------------------------- ---------------- ------------- --------------- ------------------- ---------------- -------------------
Rainer Friedel                      -              -           145,000              -               $58,800               -
---------------------------- ---------------- ------------- --------------- ------------------- ---------------- -------------------
Albert Horcher                      -              -            73,000              -               $42,000               -
---------------------------- ---------------- ------------- --------------- ------------------- ---------------- -------------------

(1) The dollar values are calculated by determining the differences between $1.84 per share, the fair market value of the Common Stock at January 31, 2003, and the exercise price of the respective options and then multiplying this amount by the number of shares underlying the options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The S.J. Wegman Company owns Wilbur Street Corporation ("WSC"), which has leased to ABC-New York a building serving as a manufacturing facility and headquarters in Lynbrook, New York for over 30 years. The building also serves as the Company's administrative headquarters. Edwin H. Wegman, the Company's Chairman of the Board and President, is the President of WSC and the sole general partner of The S.J. Wegman Company, a limited partnership. In January 1998, WSC and the Company entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which can increase annually by the amount of annual increase in the Consumer Price Index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company believes that the terms of this lease are reasonable and the rent charged is no greater than that which would be charged by an unaffiliated landlord for comparable facilities, based on appraisals of the property. At January 31, 2003, the Company has advanced $35,647 to WSC, and has a 9% non-amortizing mortgage, secured by the Company's headquarters building, from WSC in the amount of $82,606.

The Company has two loans to the Company's chairman. One loan, whose principal balance at January 31, 2003 is $850,237 is a demand promissory note, bears interest at 9% per annum, and is collateralized by approximately 1,800,000 shares of the Company's stock. Another loan, whose principal balance at January 31, 2003 is $56,820 is a demand promissory note, bears interest at 9% per annum, and is uncollateralized. The Company also has two loans with Wilbur St. Corporation ("WSC"), an affiliate of the chairman. One loan is a non-amortizing mortgage from WSC in the amount of $82,606 and bears interest at 9% per annum; the other is for advances to WSC which amount to $35,646. For financial statement purposes, all these loans, which aggregate $1,025,309 are classified as components of stockholders' equity in the balance sheet and appear as "Notes due from chairman and other related party". There is no assurance that we will be able to collect on these notes, although the chairman has indicated that he intends to refinance the mortgage on our administrative headquarters in Lynbrook, New York, which is owned by the affiliate of our chairman, and use the proceeds of the refinancing to repay $325,000 to the Company. Interest income accrued for these loans but not recognized for financial statement purposes aggregated approximately $101,000 and $105,000 for the years ended January 31, 2003 and 2002, respectively. During the fiscal year ended January 31, 2003, the chairman repaid net principal of $91,069.

ABC-New York has notes payable to a former director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $14,510 at January 31, 2003. The notes, which bear interest at 9% per annum, are payable on demand.

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

      Exhibit 3.3     Registrant's by-laws as amended*

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

      Exhibit 10.17 Promissory note loan and warrant agreement between BioSpecifics Technologies Corp. and David Geller dated March 11, 2003*


      Exhibit 10.20 12% Senior Secured Convertible Note dated June 19, 2003 between BioSpecifics Technologies Corp. and Bio Partners LP. (Previously filed on the Registrant's Form 8-K dated June 19, 2003 and incorporated herein by reference.)

      Exhibit 10.21 Securities Purchase Agreement dated June 19, 2003 between BioSpecifics Technologies Corp., Advance Biofactures Corporation, and Bio Partners LP. (Previously filed on the Registrant's Form 8-K dated June 19, 2003 and incorporated herein by reference.)

      Exhibit 10.22 Investor Rights Agreement dated June 19, 2003 between BioSpecifics Technologies Corp. and Bio Partners LP. (Previously filed on the Registrant's Form 8-K dated June 19, 2003 and incorporated herein by reference.)

      Exhibit 22 Subsidiaries of the Registrant. (Previously filed as exhibit 22 to Registrant's 10-KSB for the year ended January 31, 1996 and incorporated herein by reference.)

      Exhibit 23.1    Consent of BDO Seidman LLP.*

      Exhibit 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

      Exhibit 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

      Exhibit 99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

      Exhibit 99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

      -----------------------------
      *        Filed herewith

      (B)      REPORTS ON FORM 8-K

               Form 8-K dated March 17, 2003 Form 8-K dated May 20, 2003 Form 8-K dated June 19, 2003

ITEM 14. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entitities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(B) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                    The response to this item is incorporated by reference to the issuer's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

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


                                            BIOSPECIFICS TECHNOLOGIES CORP.
                                            -------------------------------
                                                            (Registrant)


      Date:    July 3, 2003             By:          /s/ Edwin H. Wegman
                                           -------------------------------------
                                         Edwin H. Wegman, Chairman and President



      In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Edwin H. Wegman                  Chairman of the Board, President and                     July 3, 2003
  ------------------------             Director (Principal Executive Officer)
  Edwin H. Wegman

  /s/ Albert Horcher                   Secretary, Treasurer, Principal Financial                July 3, 2003
  ------------------------             and Chief Accounting Officer
  Albert Horcher

  /s/ Thomas L. Wegman                 Executive Vice President and Director                    July 3, 2003
  ------------------------
  Thomas L. Wegman

  /s/ Paul A. Gitman, M.D.             Director                                                 July 3, 2003
  ------------------------
  Paul A. Gitman, M.D.

  /s/ Louis Lasagna, M.D.              Director                                                 July 3, 2003
  -----------------------
  Louis Lasagna, M.D.

  /s/ Rainer Friedel, M.D.             Director                                                 July 3, 2003
  -----------------------
  Rainer Friedel, M.D.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                                     INDEX

Report of Independent  Certified Public  Accountants .....................................................    F-2

Consolidated  Balance  Sheet as of January 31, 2003 ......................................................    F-3

Consolidated Statements of Operations for Years ended January 31, 2003 and 2002 ..........................    F-4

Consolidated  Statements of Stockholders' Equity and Comprehensive Income (Loss) for Years ended
January 31, 2003 and 2002 ................................................................................    F-5

Consolidated Statements of Cash Flows for Years ended January 31, 2003 and 2002 ..........................    F-6

Notes to Consolidated  Financial Statements ..............................................................    F-7

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
of BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. and subsidiaries as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. and subsidiaries at January 31, 2003, and the results of their operations and their cash flows for the years ended January 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependant upon FDA approval and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP

Melville, NY
May 8, 2003,
except as to Note 16, which
is as of June 19, 2003

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                January 31, 2003

                                     Assets

Current assets:
Cash and cash equivalents                                                                $    26,169
Marketable securities                                                                          3,026
Accounts receivable, net                                                                     989,838
Inventories, net                                                                             678,906
Income tax refund receivable                                                                 425,000
Prepaid expenses and other current assets                                                     34,148
                                                                                         -----------
Total current assets                                                                       2,157,087
Property, plant and equipment, net                                                         4,478,924
                                                                                         -----------
                                                                                           6,636,011
                                                                                         ===========

         Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                                      1,872,744
Notes payable to related parties                                                              14,510
Deferred revenue                                                                              45,000
Short-term debt - Korpodeko                                                                  455,000
                                                                                         -----------
Total current liabilities                                                                  2,387,254

Minority interest in subsidiaries                                                            160,453

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding             --
Common stock, $.001 par value; 10,000,000 shares authorized; 4,939,216 shares issued           4,939
Additional paid-in capital                                                                 3,834,677
Retained earnings                                                                          3,176,246
Accumulated other comprehensive income                                                         8,988
Treasury stock, 361,380 shares at cost                                                    (1,911,237)
Notes receivable from chairman and other related party                                    (1,025,309)
                                                                                         -----------
Total stockholders' equity                                                                 4,088,304
                                                                                         -----------

                                                                                         $ 6,636,011
                                                                                         ===========

See accompanying notes to consolidated financial statements.

                     BIOSPECIFICS TECHNOLOGIES CORP.
                             AND SUBSIDIARIES

                  Consolidated Statements of Operations
                         Years ended January 31,

                                                                  2003            2002
                                                                  ----            ----
Revenues:
Net sales                                                     $ 1,938,706     $ 5,940,637
Royalties                                                       2,140,534       2,269,048
                                                              -----------     -----------
                                                                4,079,240       8,209,685
Costs and expenses:
Cost of sales                                                   3,205,235       5,106,234
General and administrative                                      3,045,319       2,319,853
Research and development                                        1,069,045       1,067,450
                                                              -----------     -----------
                                                                7,319,599       8,493,537
                                                              -----------     -----------

Loss from operations                                           (3,240,359)       (283,852)
                                                              -----------     -----------

Other income (expense):
Investment income (expense)                                        23,462          21,551
Interest expense                                                  (46,556)        (12,915)
                                                              -----------     -----------
                                                                  (23,094)          8,636

Loss before benefit for income taxes and minority interest     (3,263,453)       (275,216)
Income tax benefit                                                260,464          17,130
                                                              -----------     -----------
Loss before minority interest                                  (3,002,989)       (258,086)
Minority interest in loss of subsidiaries                          78,220             770
                                                              -----------     -----------
Net loss                                                      $(2,924,769)    $  (257,316)
                                                              ===========     ===========

Basic and diluted net loss per share                          $     (0.64)    $     (0.06)
                                                              ===========     ===========

Weighted-average common shares outstanding                      4,564,336       4,539,325
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)


                                                                                               Accumulated
                                                                 Additional                       other
                                           Common Stock            Paid in        Retained    comprehensive      Treasury
                                       Shares        Amount        Capital        earnings     Income (loss)       stock
                                       ------        ------        -------        --------     -------------       -----

Balance at January 31, 2001          4,891,146    $     4,891    $ 3,748,375    $ 6,358,331     $    18,151     ($1,911,237)

Stock option exercises                   6,750              7          6,743             --              --              --

Stock options granted
for services                                --             --          5,000             --              --              --

Stock granted for services              14,320             14         39,986             --              --              --

Change in cumulative
translation adjustment                      --             --             --             --          (2,340)             --

Net paydown of notes receivable
from chairman and other related
party                                       --             --             --             --              --              --

Reclassification of Due from
related party                               --             --             --             --              --              --

Net loss                                    --             --             --       (257,316)             --              --
                                   -----------    -----------    -----------    -----------     -----------     -----------
Balance at January 31, 2002          4,912,216    $     4,912    $ 3,800,104    $ 6,101,015     $    15,811     $(1,911,237)

Stock option exercises                  27,000             27         26,973             --              --              --

Stock options granted
for services                                --             --          7,600             --              --              --

Change in cumulative
translation adjustment                      --             --             --             --          (6,823)             --

Net paydown of notes receivable
from chairman
and other related party                     --             --             --             --              --              --

Net loss                                    --             --             --     (2,924,769)             --              --
                                   -----------    -----------    -----------    -----------     -----------     -----------
Balance at January 31, 2003          4,939,216    $     4,939    $ 3,834,677    $ 3,176,246     $     8,988     $(1,911,237)
                                   ===========    ===========    ===========    ===========     ===========     ===========

[restubbed table]


                                     Notes
                                  receivable
                                 from chairman
                                    and other                      Comprehensive
                                  related Party       Total        Income (Loss)
                                  -------------       -----        -------------

Balance at January 31, 2001        ($1,155,042)    $ 7,063,469     ($1,457,742)

Stock option exercises                      --           6,750              --

Stock options granted
for services                                --           5,000              --

Stock granted for services                  --          40,000              --

Change in cumulative
translation adjustment                      --          (2,340)         (2,340)

Net paydown of notes receivable
from chairman and other related
party                                  156,916         156,916              --

Reclassification of Due from
related party                         (118,252)       (118,252)             --

Net loss                                    --        (257,316)       (257,316)
                                   -----------     -----------     -----------
Balance at January 31, 2002        $(1,116,378)    $ 6,894,227     $  (259,656)

Stock option exercises                      --          27,000              --

Stock options granted
for services                                --           7,600              --

Change in cumulative
translation adjustment                      --          (6,823)         (6,823)

Net paydown of notes receivable
from chairman
and other related party                 91,069          91,069              --

Net loss                                    --      (2,924,769)     (2,924,769)
                                   -----------     -----------     -----------
Balance at January 31, 2003        $(1,025,309)    $ 4,088,304     $(2,931,592)
                                   ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                   BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                        Years ended January 31,

                                                                  2003            2002
                                                                  ----            ----
Cash flows from operating activities:
Net loss                                                      ($2,924,769)    ($  257,316)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization                                     636,657         437,350
Options issued for services                                         7,600           5,000
Issuance of stock for services                                          0          40,000
Realized and unrealized loss on marketable securities, net              0           1,320
Minority interest in loss of subsidiaries                         (78,220)           (770)
Provision (benefit) for deferred taxes                            164,536         (28,330)
Changes in operating assets and liabilities:
Accounts receivable                                             1,616,574      (1,440,480)
Inventories                                                       105,258       1,145,880
Prepaid expenses and other current assets                         (21,270)         15,065
Other assets                                                            0          28,812
Net change in trading securities                                        0         109,841
Accounts payable and accrued expenses                             192,110        (101,683)
Income taxes                                                     (425,000)        150,000
                                                              -----------     -----------
Net cash (used) provided by operating activities                 (726,524)        104,689

Cash flows from investing activities:
Due from related party                                                  0          10,028
Net paydown of notes receivable from chairman                      91,069         156,916
Expenditures for property, plant and equipment                    (52,268)       (607,498)
                                                              -----------     -----------
Net cash provided by (used) in investing activities                38,801        (440,554)
                                                              -----------     -----------

Cash flows from financing activities:
Interest accrued on notes payable to related parties                  500             500
Exercise of stock options                                          27,000           6,750
Increase in long-term debt                                              0         455,000
                                                              -----------     -----------
Net cash provided by financing activities                          27,500         462,250
                                                              -----------     -----------

Effect of exchange rates on cash and equivalents                   (6,823)         (2,340)

Increase (decrease) in cash and cash equivalents                 (667,046)        124,045
Cash and cash equivalents at beginning of year                    693,215         569,170
                                                              -----------     -----------
Cash and cash equivalents at end of year                      $    26,169     $   693,215
                                                              ===========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                                           46,555          12,915
                                                              ===========     ===========
Income taxes                                                       14,050           1,188
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002

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

Historically, the Company's revenues have been from one customer in the United States, Abbott Laboratories ("Abbott") who, pursuant to an exclusive licensing agreement (the "Abbott Agreement", or the "Agreement"), compounds the product into Collagenase Santyl(R) Ointment ("Santyl(R)" or "Ointment"), a prescription drug used to treat a variety of skin wounds (the "topical ointment business"). The Company also earns royalties on the sale of Santyl(R) to distributors by Smith & Nephew, Inc.

2.       Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company is dependent on FDA approval and has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

      AS OF THE DATE OF THIS REPORT, THE COMPANY HAS LIMITED CASH RESOURCES AVAILABLE TO FUND OUR OPERATIONS. OVER THE PAST FEW MONTHS, THE COMPANY HAVE BEEN ABLE TO FUND OUR OPERATIONS ONLY BECAUSE (1) THE COMPANY BORROWED $100,000 FROM AN UNAFFILIATED INDIVIDUAL AND AN AGGREGATE OF $500,000 ON SEVEN SEPARATE OCCASIONS FROM AN INDIVIDUAL WHO IS A PRINCIPAL OF BIO PARTNERS LP, A PRIVATE INVESTMENT GROUP AND UNRELATED THIRD PARTY ("BIO PARTNERS"), (2) THE COMPANY RECEIVED FROM ABBOTT LABORATORIES, ITS MAJOR U.S. CUSTOMER, IN MAY 2003 EARLY PAYMENT OF ROYALTIES EARNED FROM DISTRIBUTION OF SANTYL(R) OINTMENT FROM A SUPPLY THAT THE COMPANY ESTIMATE WILL BE DEPLETED BY JULY 30, 2003, (3) OUR CHAIRMAN HAS DEFERRED SALARY OF APPROXIMATELY $100,000 SINCE FEBRUARY 1, 2003 AND IN FEBRUARY AND APRIL REPAID A TOTAL OF $50,000 OF THE $1,025,309 PRINCIPAL AMOUNT HE AND HIS AFFILIATE OWED TO THE COMPANY AS OF JANUARY 31, 2003 AND (4) THE COMPANY ARE DEFERRING OR MAKING PARTIAL PAYMENTS TO CREDITORS.

      ON JUNE 19, 2003, THE COMPANY ENTERED INTO A FINANCING TRANSACTION WITH BIO PARTNERS LP, A PRIVATE INVESTOR GROUP, PURSUANT TO WHICH THE COMPANY SOLD TO BIO PARTNERS IN A PRIVATE PLACEMENT (I) A $1.575 MILLION CONVERTIBLE NOTE, ISSUED AT FACE VALUE, AND (II) 295,312 SHARES OF COMPANY COMMON STOCK, ISSUED AT PAR VALUE, OR $.001 PER SHARE. THE NET PROCEEDS TO THE COMPANY WERE APPROXIMATELY $890,000, AFTER THE PAYMENT OF EXPENSES AND REPAYMENT OF $500,000 PREVIOUSLY ADVANCED TO THE COMPANY BY A PRINCIPAL OF BIO PARTNERS. BASED ON OUR OPERATING PROJECTIONS, THE COMPANY BELIEVES THESE FUNDS WILL ENABLE US TO CONTINUE OPERATIONS TO DECEMBER 31, 2003.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      OUR PROJECTIONS ASSUME THAT, AMONG OTHER THINGS:

      o  THE COMPANY OBTAIN FDA APPROVAL OF OUR PRODUCTION FACILITIES BY
         AUGUST 2003;
      o IT IS DETERMINED THAT THE COMPANY CAN SELL ITS QUARANTINE INVENTORY (INVENTORY PRODUCED AT THE RENOVATED CURACAO MANUFACTURING FACILITY, ITS PRIMARY MANUFACTURING FACILITY) IN THE UNITED STATES;
      o OUR CHAIRMAN REPAYS TO THE COMPANY $325,000 OF THE AMOUNT HE AND HIS AFFILIATE OWE THE COMPANY BY THE END OF JULY 2003. OUR CHAIRMAN HAS INDICATED THAT HE INTENDS TO REFINANCE THE MORTGAGE ON OUR ADMINISTRATIVE HEADQUARTERS IN LYNBROOK, NEW YORK, WHICH IS OWNED BY THE AFFILIATE OF OUR CHAIRMAN, AND USE THE PROCEEDS OF THE REFINANCING TO REPAY THIS $325,000 TO THE COMPANY; AND
      o  THE COMPANY RECEIVES A TAX REFUND OF $425,000 IN AUGUST 2003.

THERE IS NO ASSURANCE THAT ANY OF THESE EVENTS WILL OCCUR. IF ANY OF THE ASSUMPTIONS ON WHICH OUR PROJECTIONS ARE BASED DO NOT OCCUR, THE COMPANY MAY NOT BE ABLE TO FUND OUR OPERATIONS PAST THE NEXT SEVERAL MONTHS. IN ADDITION, THE COMPANY CANNOT ASSURE YOU THAT THE COMPANY WILL BE ABLE TO OBTAIN ANY ADDITIONAL FINANCING ON ACCEPTABLE TERMS OR AT ALL. THE COMPANY IS ALSO IN NEGOTIATIONS TO LICENSE OUR INJECTABLE COLLAGENASE PRODUCT UNDER DEVELOPMENT FOR UP-FRONT LICENSE FEES AND MILESTONE PAYMENTS. OUR PROJECTIONS DO NOT ASSUME THIS TRANSACTION.

The Abbott Agreement's initial term expires in August 2003. However, because Abbott did not exercise its right to terminate the Agreement by providing us with notice six months before the expiration date, the Agreement will automatically renew for an additional 10-year period, to August 2013. Notwithstanding, because the Company are unable to provide enzyme at the present time, under terms of the Agreement, the Company may be required to provide Abbott with necessary technical information and manufacturing know-how to permit Abbott to manufacture our enzyme. In addition, the Company cannot assure you that Abbott will not claim our that inability to deliver the enzyme to it is an event of default under terms of the Agreement or claim that they have the right to terminate the Agreement because of default.

Historically, the Company has derived substantially all of our revenues from the topical ointment business, through an exclusive license agreement with Abbott Laboratories. Revenues from this business are derived from two sources i.) sales of Collagenase ABC enzyme in powder form to Abbott and to a lesser extent foreign pharmaceutical companies, and ii.) royalties paid by Abbott on U.S. sales of Collagenase Santyl(R) Ointment, which contains the product, to distributors in the United States. Our production of the product was voluntarily suspended in March 2000 due to an upgrade program at our manufacturing facilities in Curacao and Lynbrook to address various FDA concerns. Since March 2000, the Company supplied Abbott with the product from an inventory built up in anticipation of the upgrade. This built up inventory was depleted in July 2002. The physical upgrades at the Curacao and Lynbrook facilities have been completed and the Company believes that our subsequent validation work, which is required for FDA approval, is nearing completion. The upgraded Curacao facility commenced limited production during the fiscal years ended January 31, 2003 and 2002 and was inspected by the FDA in July 2002. However, the FDA must still approve the facility before the Company can supply Abbott with the quarantined product being produced there. There is no assurance that the Company will receive FDA approval of the facility, or that the Company will sell to Abbott the enzyme the Company have produced in the facility during any period the Company did not have approval, which product the Company refer to as "quarantine inventory". If the Company are not able to sell the quarantined inventory, then the Company will not be able to supply Abbott with the enzyme until approximately one year after approval of the Curacao facility, if and when that approval is given.

Abbott accounted for approximately $3,196,000 and $7,199,000 of our product sales and royalties for the fiscal years ended January 31, 2003 and 2002, respectively. These amounts were approximately 78% and 87% of our revenues during the fiscal years ended January 31, 2003 and 2002, respectively. On February 3, 2003 the Company received approximately $3.6 million of firm booked

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

orders with Abbott for the product. The Company will not be able to fulfill all these orders, regardless of when the Curacao facility receives FDA approval, if at all. Both Abbott and S&N are aware that the Company cannot fulfill any of these orders until the FDA approves the Curacao facility. Furthermore, if the Company gets FDA approval, which cannot be assured, the Company estimate the Company will only be able to fulfill approximately half of the 2003 firm booked orders with the quarantine inventory.

In November 2001, ABC-Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko. In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of the assets owned by ABC-Curacao, including the upgraded facility's manufacturing assets with a book value of approximately $2.2 million at January 31, 2003. BioSpecifics has also guaranteed the Korpodeko loan. In addition to the Korpodeko loan, long-term obligations at January 31, 2003 include operating leases of approximately $191,000 annually through January 2005.

On March 11, 2003, the Company borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum. The Company also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008. The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 and will be recorded as interest expense in subsequent periods. In April, May, and June 2003, the Company borrowed an aggregate of $500,000 from another private investor who is a principal of Bio Partners, evidenced by promissory notes bearing interest at 12% per annum, due on demand. Our chairman has personally guaranteed all of these notes.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note (the "Note"), issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share. The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum. Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity. Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company's common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments. The Note also contains restrictions on the Company's ability to incur debt as long as the Note is outstanding. The Note is secured by a pledge of substantially all of the assets of the Company and the Company's New York subsidiary, Advance Biofactures Corporation ("ABC"). In addition, ABC has guaranteed the obligations of the Company under the Note and our chairman, Edwin
H. Wegman, has personally guaranteed 50% of the obligations of the Company under the Note. The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the net realizable value of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. The Company recorded no impairment charges for the year ended January 31, 2003.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

From time to time, the Company enters into licensing agreements with pharmaceutical companies regarding the sale of the Company's approved product and potential products. License fees for potential products are recognized as income in the year agreements are entered into if related license fees are non-refundable. License fees attributable to agreements that contain refund provisions are deferred until all provisions of the agreements are fulfilled. The Company did not recognize any license fee revenue during the periods ended January 31, 2003 and 2002.

Research and Development
------------------------

The Company conducts various research and development activities for the approved product and for potential products. Research and development costs are charged to expense when incurred. These costs amounted to $1,069,045 and $1,067,450 in 2003 and 2002, respectively.

Net Loss Per Share
------------------

Net loss per share is presented under SFAS No. 128 "Earnings per Share". In accordance with SFAS No. 128, basic and diluted net loss per share have been calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share reflects the potential dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potentially dilutive securities have been excluded from the computation for the years ended January 31, 2003 and 2002, as their effect is antidilutive. If the Company had reported net income for the year ended January 31, 2003, diluted earnings per share for the period would have included the number of shares used in the computation of basic net loss per share, plus common equivalent shares that would relate to 1,358,325 and 1,100,500 options outstanding at January 31, 2003 and 2002, respectively.

Stock Based Compensation
------------------------

The Company has three stock-based employee compensation plans in effect, which are described more fully in Note 12. The Company account for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

value of the underlying common stock on the date of grant. The Company recorded an expense of $7,600 and $5,000 in fiscal 2003 and 2002, respectively, for options granted to consultants. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

Year ended January 31,                                                          2003                 2002
----------------------                                                          ----                 ----

Net loss as reported                                                    $(2,924,769)           $(257,316)

Deduct:   Total  stock-based   employee   compensation  expense
determined  under fair value based  method for all awards,  net effect of minority interest and related tax effects
                                                                           (280,297)            (263,839)

Proforma net loss                                                        (3,205,066)            (521,155)

Basic and diluted net loss per share:

As reported                                                                  $(0.64)              $(0.06)

Proforma SFAS 123                                                            $(0.70)              $(0.11)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

Year Ended January 31,                                                          2003                2002
----------------------                                                          ----                ----

AVERAGE RISK FREE INTEREST RATES                                               4.50%               5.50%

Average expected life (in years)                                               5.00                5.00

Volatility                                                                       82%                 74%


The weighted-average fair value of the options granted during the fiscal years 2003 and 2002 was estimated to be $0.69 and $0.64, respectively, for options granted at fair market value.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

Recently Issued Accounting Pronouncements
-----------------------------------------

Adoption of FAS 144

Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and to cease being depreciated. Therefore, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. For long-lived assets to be held and used, impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS 146 will not have a material effect on the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123 "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into the footnotes to the Company's financial statements included herein.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company believes that the lessor of the Company's operating facility disclosed in Note 12 is a variable interest entity and that the Company is the primary beneficiary. Under FIN 46 the lessor will be consolidated in the Company's consolidated balance sheet. The Company is in the process of determining the impact of this interpretation on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classifies as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

4.       Marketable Securities

Marketable securities at January 31, 2003 consist of common and preferred stock, with a cost basis of $245,713 unrealized holding losses of $242,687, and fair market value of $3,026. Fair values are based upon quoted market prices.

5.       Inventories, net

Inventories, net at January 31, 2003 consist of:

Raw materials                         $ 45,110
Quarantine work-in-process             633,796
                                      --------
                                      $678,906
                                      ========

6.       Property, Plant and Equipment, net

Property, plant and equipment at January 31, 2003 consist of:

Machinery and equipment                                              $ 2,581,534
Furniture and fixtures                                                   366,900
Leasehold improvements                                                 4,059,642
                                                                     -----------
                                                                       7,008,076
Less accumulated depreciation and amortization                       (2,529,152)
                                                                     -----------
                                                                     $ 4,478,924
                                                                     ===========

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

Depreciation and amortization expense amounted to $636,657 and $437,350 for the years ended January 31, 2003 and 2002, respectively.

7.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Trade accounts payable and accrued expenses                       $1,067,414
Accrued legal and other professional fees                            349,094
Accrued payroll and related costs                                    456,236
                                                                  ----------
                                                                  $1,872,744
                                                                  ==========

8.       Income Taxes

The benefit for income taxes consists of the following:

                                                        2003              2002
                                                        ----              ----

Current:
--------
Federal                                               $425,000         $ (8,700)
State                                                      --            (2,500)
                                                      --------         --------
                                                      $425,000         $(11,200)
Deferred:
---------
Federal                                               (148,783)          25,620
State                                                  (15,753)           2,710
                                                      --------         --------
                                                      (164,536)          28,330
                                                      --------         --------

Total                                                 $260,464         $ 17,130
                                                      --------         ========


The effective income tax rate of the Company differs from the federal statutory tax rate of 34% in fiscal 2003 and 2002 as a result of the effect of the following items:

                                                                   2003            2002
                                                                   ----            ----
Computed tax benefit at statutory rate                      $ 1,109,574     $    93,310
Tax effect of foreign sourced loss, net of foreign taxes       (307,645)       (172,650)
State income taxes, net of federal benefit                      (10,397)            130
Non-deductible expenses                                          (4,143)        (13,660)
Orphan drug and other tax credits                                20,000         110,000
Increase in valuation allowance                                (546,925)             --
                                                            -----------     -----------
                                                            $   260,464     $    17,130
                                                            ===========     ===========

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

The components of the Company's deferred tax assets, pursuant to SFAS No. 109, are summarized as follows:

                                                             2003            2002
                                                             ----            ----
Orphan Drug Credit                                    $ 1,037,182     $   742,000
Inventory                                                 172,776          84,000
Accrued expenses                                          144,638         193,000
Depreciation and amortization                              77,917          25,000
Capital loss carryforward                                  66,412          54,000
Other                                                          --          18,536
                                                      -----------     -----------
Net deferred tax assets before valuation allowance      1,498,925       1,116,536
Valuation allowance                                    (1,498,925)       (952,000)
                                                      -----------     -----------
Net deferred tax asset                                $        --     $   164,536
                                                      ===========     ===========

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company increased the valuation allowance by $546,925 during the fourth quarter of the year ended January 31, 2003. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to generate taxable income under the more likely than not criteria of FAS 109. The Company has a tax refund receivable of approximately $425,000 that relates to the carryback of the 2003 tax net operating losses for federal income tax purposes.

The Company has reinvested the accumulated earnings of its foreign subsidiaries, mostly in the form of plant, property and equipment, and therefore cannot repatriate the net balance of such earnings (approximately $2.2 million as of January 31, 2003) to the United States.

In November 2000, the Curacao government extended the 2% profit tax holiday enjoyed by AB-Curacao for an additional 15 years. The statutory rate is 30%.

9.       Credit Facilities

The Company, through its subsidiary ABC-Curacao, has a two-year, non-amortizing loan of $455,000 at 6.5% interest from Korpodeko, a Curacao development corporation established to develop industry on the island of Curacao. The entire principal is due November 2003. Substantially all of the Company's fixed assets located in Curacao, with a book value of $3.7 million at January 31, 2003, are pledged as collateral for these obligations. The Company has also guaranteed the Korpodeko loan.

10.      Major Customer and Royalty and License Agreements

The Company's primary royalty and license agreements are for its FDA approved product, Collagenase ABC.

In the fiscal years ended January 31, 2003 and 2002, the Company derived approximately 80% of its net sales of product and 100% of its royalties from an exclusive license agreement with Abbott Laboratories ("Abbott", which acquired Knoll Pharmaceutical Company ("KPC"), the Company's original licensee, in March
2001). Abbott acts as the Company's contract manufacturer by compounding the product into Collagenase Santyl(R) ("Santyl(R)"), an ointment used to treat various types of skin wounds, particularly chronic dermal ulcers and severely burned areas. The exclusive licensing agreement provides Abbott with exclusive rights to market Santyl(R) ointment in North America in exchange for purchases of the product and royalties on Santyl(R) sales to distributors by Smith & Nephew Inc. ("S&N"). The license agreement, with an expiration date of August 2003, has an automatic ten-year renewal clause unless Abbott elects not to renew the agreement. However, because Abbott did not exercise its right to terminate the Agreement by providing us with notice six months before the expiration date,

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

the Agreement will automatically renew for an additional 10-year period, to August 2013. The rest of the Company's revenues come from product sales to pharmaceutical companies in Brazil and India.

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


The minimum annual royalty is $60,000 per year. Royalties from Abbott were $2,140,534 and $2,269,048 in fiscal 2003 and 2002, respectively.

In fiscal 1997, the Company entered into an agreement to license Collagenase ABC for sale in Germany to the German subsidiary of an international pharmaceutical company. The agreement calls for an initial payment on signing and further payments if and when the German health authority grants marketing approval of Collagenase ABC ointment. Accordingly, deferred revenue at January 31, 2003 is $45,000 from this agreement. The deferred revenue is refundable if approval in Germany is not obtained.

11.      Stockholders' Equity

Stock Option Plans
------------------

In July 1994, the Company's stockholders approved a stock option plan (the "1993 plan") for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees. Under the 1993 plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Board of Directors, at its discretion, may provide for different vesting schedules, and expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. In accordance with terms of the 1993 plan, no option shall be granted under the plan subsequent to ten years after its effective date, or July 2004.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

The summary of the stock options activity is as follows:

                                              Fiscal 2003                                Fiscal 2002
                                              --------------------------------------     -------------------------------------
                                                                           Weighted                                  Weighted
                                                                            Average                                   Average
                                                                           Exercise                                  Exercise
                                                          Shares              Price                 Shares              Price
                                                          ------              -----                 ------              -----
Outstanding at beginning of year                       1,100,500              $2.64                721,300              $3.41
Options granted                                          427,750               1.00                430,250               1.03
Options exercised                                        (27,000)              1.00                 (6,750)              1.00
Options canceled or expired                             (142,925)              4.20                (44,300)              3.11
                                                       ---------                                  --------
Outstanding at end of year                             1,358,325               2.88              1,100,500               2.64
                                                       ---------                                 ---------

Options exercisable at year end                        1,269,325               1.98                986,500               2.66
Shares available for future grant                         56,150                  -                434,050                  -

During fiscal 2003 and 2002, the Company granted 11,000 and 5,000 options, respectively, to consultants at an exercise price of $1.00 and $1.25 per share, respectively. These options vest at the rate of 25% per year. In connection with these options, the Company recorded in fiscal 2003 and 2002 an expense of $7,600 and $5,000, respectively, representing the estimated fair value of the options. During fiscal 2003 and 2002, the Company granted 416,750, and 425,250 options, respectively, to employees of the Company at prices ranging from $1.00 to $3.00. These options immediately vest. The following table summarizes information relating to stock options by exercise price as at January 31, 2003:

                                                  Outstanding                         Exercisable
                                                Weighted Average                    Weighted Average
              Option                           Life          Exercise                               Option
      exercise price           Shares       (years)             price            Shares     exercise price
      --------------           ------       -------             -----            ------     --------------
          $1.00-1.10          975,050           8.6             $1.03           886,050              $1.00
                1.88           97,400           7.0              1.88            97,400               1.88
           2.00-2.88           46,050           7.8              3.13            46,050               3.13
           3.00-3.88           44,200           5.5              3.33            44,200               3.33
           4.00-4.63          104,425           4.4              4.17           104,425               4.11
           5.81-7.25           35,500           2.0              6.32            35,500               6.32
                8.00            5,700           2.0              8.00             5,700               8.00
                9.13           50,000           1.5              9.13            50,000               9.13
                            ---------           ---             -----         ---------              -----
                            1,358,325           7.7             $2.88         1,269,325              $1.98
                            ---------                           -----         ---------              -----

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

12.      Commitments and Contingencies

(a)      Lease Agreements
         ----------------

The Company's operations are principally conducted in leased premises. Future minimum annual rental payments required under noncancellable operating leases are approximated as follows:

Year ending January 31,

           2004     191,000
           2005     191,000
           2006      30,000

Rent expense under all operating leases amounted to approximately $191,000 in both fiscal 2003 and 2002, respectively. The S.J. Wegman Company, which is owned by the Company's President and certain of his relatives, is the 100% shareholder of the Wilbur Street Corporation ("WSC"), which owns and leases a facility to ABC-New York.

In January 1998, WSC and the Company entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term is 7 years, expiring January 31, 2005. The Company paid approximately $161,000 representing rent and real estate taxes to WSC in each of fiscal 2003 and 2002.

ABC-Curacao leases a building in Brievengat, Curacao, Netherlands Antilles from a company wholly owned by the Insular Territory of Curacao. The lease term, which originally commenced on January 1, 1977, is automatically renewed upon the same terms every five years, unless either party gives three months notice prior to the expiration of the five-year period. The lessor is entitled to revalue the rent for each successive five-year period. The lease has been renewed through March 1, 2006. Rent expense amounted to approximately $30,000 in fiscal 2003 and 2002.

(b)      Scientific Advisory Board
         -------------------------

The Company has an eight member Scientific Advisory Board ("the Board") that provides research and consultation services to the Company. In each of fiscal 2003 and 2002, the Company recorded approximately $24,000 for payments to Board members under these agreements. The Company has oral agreements with two of the eight members of the Board and a written agreement with two other members providing for honoraria of approximately $6,000 each, terminable at the option of the Company.

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

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

                                       North
Year ended January 31, 2003:           America              S.A. and Europe        Eliminations           Consolidated
----------------------------           -------              ---------------        ------------           ------------
Revenues                               $3,196,356           $882,884                                      $4,079,240

Intercompany revenue between
geographic regions                                          629,640                (629,640)              -

Loss from operations                   (2,299,442)          (940,917)                                     (3,240,359)

Loss before taxes                      (2,234,994)          (950,239)                                     (3,185,233)

Identifiable assets                    2,614,313            4,284,218              (262,520)              6,636,011

Capital expenditures                   3,885                48,383                                        52,268

Depreciation and amortization          125,199              511,458                                       636,657

                                       North
Year ended January 31, 2002:           America              S.A. and Europe        Eliminations           Consolidated
----------------------------           -------              ---------------        ------------           ------------
Revenues from
unaffiliated customers                 $7,248,547           $961,138                                      $8,209,685

Intercompany revenue between
geographic regions                                          395,780                (395,780)

Income (loss) from operations          218,335              (502,187)                                     (283,852)

Income (loss) before taxes             233,344              (507,790)                                     (274,446)

Identifiable assets                    4,024,090            5,414,197              (110,743)              9,327,544

Capital expenditures                   187,952              419,546                                       607,498
Depreciation and amortization          160,405              276,945                                       437,350

The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at transfer prices which management believes to be equivalent to those made at arms-length.

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

14.      Related Party Transactions

The Company has two loans to the Company's chairman. One loan, whose principal balance at January 31, 2003 is $850,237 is a demand promissory note, bears interest at 9% per annum, and is collateralized by approximately 1,800,000 shares of the Company's stock. Another loan, whose principal balance at January 31, 2003 is $56,820 is a demand promissory note, bears interest at 9% per annum, and is uncollateralized. The Company also has two loans with Wilbur St. Corporation ("WSC"), an affiliate of the chairman. One loan is a non-amortizing mortgage from WSC in the amount of $82,606 and bears interest at 9% per annum; the other is for advances to WSC which amount to $35,646. For financial statement purposes, all these loans, which aggregate $1,025,309 are classified as components of stockholders' equity in the balance sheet and appear as "Notes due from chairman and other related party". There is no assurance that the Company will be able to collect on these notes, although the chairman has indicated that he intends to refinance the mortgage on our administrative headquarters in Lynbrook, New York, which is owned by the affiliate of our chairman, and use the proceeds of the refinancing to repay $325,000 to the Company. Interest income accrued for these loans but not recognized for financial statement purposes aggregated approximately $101,000 and $105,000 for the years ended January 31, 2003 and 2002, respectively. During the fiscal year ended January 31, 2003, the chairman repaid net principal of $91,069. Subsequently, he repaid an additional $40,000.

ABC-New York has notes payable to a former director of the Company and to a partner of the S.J. Wegman Company, an affiliate, amounting to $14,510 at January 31, 2003. The notes, which bear interest at 9% per annum, are payable on demand.

15.      Employee Benefit Plan

ABC-New York has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC - New York are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for the years ended January 31, 2003 and 2002.

16       Subsequent Events

On March 11, 2003, the Company borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum. The Company also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008. The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 and will be recorded as interest expense in subsequent periods. In April, May and June 2003, the Company also borrowed a total of

                         BIOSPECIFICS TECHNOLOGIES CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

$500,000 on seven separate occasions from another private investor, who is a principal of Bio Partners, evidenced by promissory notes bearing interest at 12% per annum and due on demand. The chairman has personally guaranteed all of these borrowings. The chairman has deferred salary of $101,300 since February 1, 2003 and repaid $50,000 of the $1,025,309 principal amount he and affiliates owed to the Company as of January 31, 2003.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (1) a $1.575 million convertible note (the "Note"), issued at face value, and (2) 295,312 shares (the "Shares") of Company common stock, issued at par value, or $.001 per share. The net proceeds to us were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to us by a principal of Bio Partners.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum. Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity. Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company's common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments. The Note also contains restrictions on the Company's ability to incur debt as long as the Note is outstanding. The Note is secured by a pledge of substantially all of the assets of BioSpecifics and its New York subsidiary, Advance Biofactures Corporation ("ABC"). In addition, ABC has guaranteed the obligations of the Company under the Note and the chairman has personally guaranteed 50% of the obligations under the Note. The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.