Form 10QSB
period 2003-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2003-07-24
CIK 875622

U.S. Securities and Exchange Commission

Washington D.C.  20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File number: 0-19879

BioSpecifics Technologies Corp.

(Exact name of Small Business Issuer as Specified in Its Charter)

Delaware	11-3054851
(State of Incorporation)	(IRS Employer I.D. Number)

35 Wilbur St.

Lynbrook, NY  11563

(Address of principal executive offices)

(516) 593-7000

(Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,880,648 shares of Common Stock, $0.001 par value as of July 1, 2003

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

BIOSPECIFICS TECHNOLOGIES CORP.
AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)
March 31,
2003
Assets
Current assets:
Cash and cash equivalents	$$30,264
Marketable securities	3,026
Accounts receivable, net	479,291
Inventories, net	587,979
Income tax refund receivable	412,000
Prepaid expenses and other current assets	33,005
Total current assets	1,545,565
Property, plant and equipment, net	4,368,724
5,914,289
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	1,749,722
Notes payable to related parties	14,635
Deferred revenue	45,000
Short-term debt - Korpodeko	455,000
Short-term debt - promissory note	100,000
Total current liabilities	2,364,357

Minority interest in subsidiaries	140,158

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 4,946,716 shares issued at March 31, 2003	4,947
Additional paid-in capital	3,856,168
Retained earnings	2,471,637
Accumulated other comprehensive income	4,622
Treasury stock, 361,380 shares at cost	(1,911,237)
Notes receivable from chairman and other related party	(1,016,363)
Total stockholders' equity	3,409,774

$5,914,289
See accompanying notes to consolidated financial statements.

Biospecifics Technologies Corp. and Subsidiaries

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Two Months Ended
	March 31, 2003	April 30, 2002	March 31, 2003

Revenues:
Net sales	$251,502	$341,894	$28,639
Royalties	473,808	560,128	305,824
	725,310	902,022	334,463

Costs and Expenses:
Cost of sales	641,336	768,876	369,195
General and administrative	795,902	741,230	503,634
Research and development	248,253	361,210	169,880
	1,685,491	1,871,316	1,042,709

Loss from operations	(960,181)	(969,294)	(708,246)

Other income (expense):
Investment and other income	10,293	16,972	7,239
Interest expense	(18,007)	(12,597)	(10,902)
	(7,714)	4,375	(3,663)

Loss before income taxes and minority interest	(967,895)	(964,919)	(711,909)
Income tax benefit (expense)	7,000	0	(13,000)
Loss before minority interest	(960,895)	(964,919)	(724,909)
Minority interest in net loss of subsidiaries	26,983	27,300	20,300
Net loss	$(933,912)	$(937,619)	$(704,609)

Basic and diluted net loss per common share	$(0.21)	$(0.21)	$(0.15)

Weighted-average common shares outstanding	4,580,336	4,550,836	4,564,336

See accompanying notes to consolidated financial statements

Biospecifics Technologies Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Two Months Ended
	March 31, 2003	April 30, 2002	March 31, 2003
Cash flows from operating activities:
Net loss	$(933,912)	$(937,619)	$(704,609)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	159,318	162,424	110,204
Options issued for services	14,000	0	14,000
Issuance of stock for services	7,500	0	7,500
Minority interest in loss of subsidiaries	(26,983)	(27,300)	(20,300)
Changes in operating assets and liabilities:
Accounts receivable	389,519	1,578,772	510,547
Inventories	60,901	(29,779)	90,927
Prepaid expenses and other current assets	1,143	(16,425)	1,143
Accounts payable and accrued expenses	93,174	(74,071)	(123,022)
Income taxes	5,000	0	13,000
Net cash (used) provided by operating activities	(230,340)	656,002	(100,610)

Cash flows from investing activities:
Due from related party	0	(6,400)	0
Paydown of notes receivable from chairman	113,946	0	8,946
Expenditures for property, plant and equipment	0	(22,027)	0
Net cash provided by (used) in investing activities	113,946	(28,427)	8,946

Cash flows from financing activities:
Interest accrued on notes payable to related parties	125	125	125
Increase in short-term debt	100,000	0	100,000
Net cash provided by financing activities	100,125	125	100,125

Effect of exchange rates on cash and equivalents	(4,366)	(3,427)	(4,366)

Increase (decrease) in cash and cash equivalents	(20,635)	624,273	4,095
Cash and cash equivalents at beginning of period	50,899	693,215	26,169
Cash and cash equivalents at end of period	$30,264	$1,317,488	$30,264

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$$13,006	$$12,597	$$10,901
Income taxes	0	$14,050	0

See accompanying notes to consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1.  Description of Business and Basis of Presentation

BioSpecifics Technologies Corp. (“the Company”) was incorporated under the laws of the State of Delaware in 1990.  The Company produces a fermentation-derived enzyme named Collagenase ABC (the “product” or “enzyme”) that is licensed by the U.S. Food and Drug Administration (the “FDA”).  The Company operates production facilities in Lynbrook, New York (the “Lynbrook Plant or Facility”) and in Curacao, Netherlands Antilles, the Company’s primary production facility (the “Curacao Plant or Facility”).  The Company is also researching and developing additional products derived from this enzyme for potential use as pharmaceuticals.

The Company derives most of its net sales of product revenues and all of its royalty revenues from one customer in the United States, Abbott Laboratories (“Abbott”) who, pursuant to an exclusive licensing agreement (the “Agreement”), compounds the product into Collagenase Santyl® Ointment (“Santyl®” or “Ointment”), a prescription drug used to treat dermal ulcers and burns.  The royalty revenues from Abbott are earned on sales of Santyl® to distributors by Smith & Nephew, Inc. (“S&N”).

The accompanying consolidated financial statements include the accounts of BioSpecifics Technologies Corp. (the “Company”), its majority-owned subsidiaries, Advance Biofactures Corp. (“ABC - New York”) and Advance Biofactures of Curacao N.V. (“ABC - Curacao”) and its wholly-owned subsidiary, Biospecifics Pharma GmbH (“Bio Pharma”) of Germany. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  However, the Company is dependent on FDA approval and has suffered recurring operating losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

As of the date of this report, the Company has limited cash resources available to fund its operations.  Over the past few months, the Company has been able to fund its operations only because (1) during the quarter ended March 31, 2003 the Company borrowed $100,000 from an unaffiliated individual and an aggregate of $500,000 subsequently in the quarter ended June 30, 2003 from an individual who is a principal of Bio Partners LP, a private investment group and unrelated third party (“Bio Partners”), (2) the Company received from Abbott Laboratories, its major U.S. customer, in May 2003 early payment of royalties earned from distribution of Santyl® Ointment from a supply that the Company estimate will be depleted by July 30, 2003, (3) our chairman deferred salary of approximately $100,000 from March to May 2003 and (4) in February, April and July 2003 repaid a total of $357,000 of the $1,025,309 principal amount he and his affiliate owed to the Company as of January 31, 2003.  The total amount repaid includes

$307,000 obtained by the chairman’s refinancing the mortgage on the administrative headquarters in Lynbrook, New York, which is owned by the affiliate of our chairman and leased to the Company, and (5) the Company is deferring or making partial payments to creditors.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note, issued at face value (the “Note”), and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share.  The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners.  Based on operating projections, the Company believes these funds will enable it to continue operations at least to December 31, 2003.

Our projections assume that, among other things:

•

the Company obtains FDA approval of its production facilities by August 2003;

•

it is determined that the Company can sell its quarantine inventory (inventory produced at the renovated Curacao manufacturing facility, its primary manufacturing facility) in the United States;

•

The Company receives a tax refund of $425,000 in August 2003.

There is no assurance that any of these events will occur.  If any of the assumptions on which our projections are based do not occur, the Company may not be able to fund our operations past the next several months.  In addition, the Company cannot assure you that the Company will be able to obtain any additional financing on acceptable terms or at all.  The Company is also attempting to license its injectable collagenase product under development for up-front license fees and milestone payments.  Our projections do not assume such a transaction.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum.  Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity.  Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company’s common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments.  The Note also contains restrictions on the Company’s ability to incur debt as long as the Note is outstanding.  The Note is secured by a pledge of substantially all of the assets of the Company and the Company’s New York subsidiary, Advance Biofactures Corporation (“ABC”).  In addition, ABC has guaranteed the obligations of the Company under the Note and our chairman, Edwin H. Wegman, has personally guaranteed 50% of the obligations of the Company under the Note.  The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.

The Abbott Agreement’s initial term expires in August 2003.  However, because Abbott did not exercise its right to terminate the Agreement by providing the Company with notice six months before the expiration date, the Agreement will automatically renew for an additional 10-year period, to August 2013.  Notwithstanding, should the Company be unable to provide enzyme under terms of the Agreement, the Company may be required to provide Abbott with necessary technical information and manufacturing know-how to permit Abbott to manufacture our enzyme until the Company can again supply.  In addition, the Company cannot assure you that Abbott will not claim that our inability to deliver the enzyme to it is an event of default under terms of the Agreement or claim that they have the right to terminate the Agreement because of default.

Historically, the Company has derived substantially all of its revenues from the topical ointment business, through the Agreement with Abbott Laboratories.  Revenues from this business are derived from two sources i.) sales of Collagenase ABC enzyme in powder form to Abbott and to a lesser extent foreign pharmaceutical companies, and ii.) royalties paid by Abbott on U.S. sales of Collagenase Santyl® Ointment, which contains the product, to distributors in North America.  Our production of the product was voluntarily suspended in March 2000 due to an upgrade program at our manufacturing facilities in Curacao and Lynbrook to address various FDA concerns.  Since March 2000, the Company supplied Abbott with the product from an inventory built up in anticipation of the upgrade.  This built up inventory was depleted in July 2002.  The physical upgrades at the Curacao and Lynbrook facilities have been completed and the Company believes that approval is nearing.  The upgraded Curacao facility commenced limited production during the fiscal year ended January 31, 2002 and was inspected by the FDA in July 2002.  However, the FDA must approve the facility before Santyl® made from quarantine product can be distributed.  There is no assurance that the Company will receive FDA approval of the facility, or that the Company will sell to Abbott the enzyme the Company has produced in the facility during any period the Company did not have approval, which product the Company refers to as “quarantine inventory”.  If the Company is not able to sell the quarantined inventory, then the Company will not be able to supply Abbott with the enzyme until approximately one year after approval of the Curacao facility, if and when that approval is given.

In 1999, the Company was issued a list of inspectional observations made by the FDA in Form 483 citing numerous deficiencies in the Company’s compliance with FDA regulations at its production plants in Lynbrook and Curacao and at the contract manufacturing facility used by the Company.  The FDA advised the Company in a letter (the “FDA letter”) that it would revoke the Company’s license to produce the enzyme and ointment unless the Company could immediately provide satisfactory assurance to the FDA (including submitting a comprehensive plan of corrective action) addressing the FDA’s observations and demonstrate compliance with the applicable regulations.  The FDA letter will remain in effect until we demonstrate compliance with the applicable federal standards and regulations, which the Company understands to be two “satisfactory inspections” of our Lynbrook and Curacao manufacturing facilities.  The Company believes it has made progress in complying with the applicable federal standards and regulations, although there can be no assurances as to when the FDA letter is rescinded, if at all.

In November 2001, ABC-Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko.  In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of the assets owned by ABC-Curacao, including the upgraded facility’s manufacturing assets with a book value of approximately $3.6 million at March 31, 2003.  BioSpecifics has also guaranteed the Korpodeko loan.  Long-term obligations at March 31, 2003 include operating leases of approximately $191,000 annually through January 2005.

On March 11, 2003, the Company borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum.  The Company also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008.  The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 and was recorded as interest expense during the quarter ended March 31, 2003.  In April, May, and June 2003, the Company borrowed an aggregate of $500,000 from another private investor who is a principal of Bio Partners, evidenced by promissory notes bearing interest at 12% per annum, due on demand.  Our chairman personally guaranteed all of these notes.  The notes with the principal of Bio Partners were repaid on June 19, 2003.

The accompanying consolidated financial statements have been prepared on a going concern basis.  The Company must get approval of its Curacao facility in order to generate revenues sufficient to cover operating expenses in the near term.  The consolidated financial statements do not include any adjustments that might result from the ultimate timing of the facility’s approval.

2.  Interim Financial Statements

In March 2003 we changed our fiscal year end from January 31 to December 31.  Our first fiscal year using this new basis will be the eleven months ending December 31, 2003.  In this report we compare the three months ended March 31, 2003 to the three months ended April 30, 2002, because it is not practical to recast the prior comparative quarter ended March 31, 2002.  The two months period ended March 31, 2003 is also presented.

In the opinion of management, the accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly, in all material respects, the Company's balance sheet as of March 31, 2003, the statements of operations for the two and three months ended March 31, 2003, and the three months ended April 30, 2002, and statements of cash flows for the two and three months ended March 31, 2003 and three months ended April 30, 2002.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year, and the results for the current interim period are not necessarily indicative of results to be expected in other interim periods.  These interim financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended January 31, 2003.

3.  Net loss per share

Basic net loss per share ("EPS") excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that would occur if common stock equivalents were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As a result of the net loss for the three months ended March 31, 2003 and April 30, 2002, common stock equivalents have not been included in the diluted EPS calculation, as their effect would have been antidilutive.

4.  Segment Information

The Company is engaged in one segment, specifically research, development and production of pharmaceutical products.  Operations in this business segment take place in one location in the United States of America, one location in Curacao, Netherlands Antilles, and one location in Germany.  As of March 31, 2003, identifiable assets in the United States of America approximated $1.9 million and identifiable assets in Curacao, Netherlands Antilles approximated $4.0 million.  There are minimal assets and operations in Germany.  For the three months ended March 31, 2003, total revenues derived from Abbott in North America approximated $538,000 and $187,000 from international customers.  For the three months ended April 30, 2002, total revenues derived from Abbott in North America approximated $646,000 and $256,000 from international customers.  Total accounts receivable at March 31, 2003 are comprised of amounts due from two customers.

5.  Stockholders’ equity and other comprehensive income

The change to stockholders’ equity during the periods presented were primarily decreases to retained earnings due to net losses and increases in additional paid in capital resulting from the issuance of fully vested and non-forfeitable stock options granted to non-employees and issuance of restricted stock for services.  Other comprehensive income represents gains and losses resulting from translation of foreign subsidiaries’ assets, liabilities, revenues and expenses into the U.S. dollar at period-end exchange rates.

6.  Liquidity and Financial Condition

As of the date of this quarterly report, we have limited cash resources available to fund our operations.  If we are unable to obtain FDA approval of our production facilities and obtain additional funding by the end of 2003, our cash reserves will be depleted based on our projections, and we may have to cease operations or explore available alternatives.  We are currently engaged in efforts to obtain FDA approval and obtain more capital. There can be no assurances that any of these efforts will be successful.

See “Liquidity, Capital Resources, and Changes in Financial Condition”.

7.  Stock Based Compensation

The Company has three stock-based employee compensation plans in effect.  The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."  No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company recorded an expense of $9,000 and $0 during the three months ended March 31, 2003 and April 30, 2002, respectively, for options granted to consultants.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”.

Three months ended	March 31, 2003	April 30, 2002
Net loss as reported	$(933,912)	$(937,619)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net effect of minority interest and related tax effects	—	—
Proforma net loss	$(933,912)	$(937,619)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.21)
Proforma SFAS 123	$(0.21)	$(0.21)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

Three months ended	March 31, 2003	April, 30, 2002
Average risk free interest rates	4.50%	5.50%
Average expected life (in years)	5.00	5.00
Volatility	82%	74%

No options were granted to employees for the periods presented.  During the quarter ended March 31, 2003, the Company issued 7,500 shares of restricted stock to a third party in lieu of cash payment for services.  The Company recorded an expense of $7,500 for these shares issued.

8.  New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (“FIN 46”). FIN 46 explains the concept of variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  This interpretation applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  The Company believes that the lessor of its operating facility is a variable interest entity and that the Company is the primary beneficiary.  Under FIN 46 the lessor will be consolidated in the Company’s consolidated balance sheet.  The Company is in the process of determining the impact of this interpretation on its financial position and results of operations, as it will have effect in the third quarter 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classifies as liabilities.  This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information provided by us or statements contained in this report or made by our employees, if not historical, are forward looking information, which involve uncertainties and risks.

We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf.  Such factors include, but are not limited to, our liquidity in light of the depletion of our stockpiled inventory and the inability to distribute Santyl® made from quarantine inventory until the Curacao facility is approved, government regulation, our ability to obtain the approval of our production facilities, our ability to continue to produce the product at the upgraded facilities, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the Food and Drug Administration (“FDA”) and foreign health authorities of potential products, market acceptance of our potential products, and other risks detailed herein and in other filings we make with the Securities and Exchange Commission.  Further, any forward looking statement or statements speak only as of the date on which such statements were made, and we undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement or statements were made.

The Company incorporates by reference the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in its Form 10-KSB for the fiscal year ended January 31, 2003.

Summary

We are a biopharmaceutical company focusing on wound healing and tissue remodeling.  We produce Collagenase ABC enzyme, (the “enzyme”) which is the active ingredient in the prescription drug Collagenase Santyl® Ointment sold in the United States and indicated for debriding chronic dermal ulcers and second and third degree burns.  We are developing an injectable form of our enzyme for treating Dupuytren’s disease, Peyronie’s disease, frozen shoulder, and lipomas.  We have completed Phase 2 clinical trials for Dupuytren’s disease and Phase 1 trials for Peyronie’s disease.  A Phase 2 trial for frozen shoulder is ongoing.  Clinical trials investigating the use of injectable collagenase for lipoma reduction have been initiated.

In 1999, the Company was issued a list of inspectional observations made by the FDA in Form 483 citing numerous deficiencies in the Company’s compliance with FDA regulations at its production plants in Lynbrook and Curacao and at the contract manufacturing facility used by the Company.  The FDA advised the Company in a letter (the “FDA letter”) that it would revoke the Company’s license to produce the enzyme and ointment unless the Company could immediately provide satisfactory assurance to the FDA (including submitting a comprehensive plan of corrective action) addressing the FDA’s observations and demonstrate compliance with the applicable regulations.  The FDA letter will remain in effect until we demonstrate compliance with the applicable federal standards and regulations, which the Company understands to be two “satisfactory inspections” of our Lynbrook and Curacao manufacturing facilities.  The Company believes it has made progress in complying with the applicable federal standards and regulations, although there can be no assurances as to when the FDA letter is rescinded, if at all.

Revenues recorded for the three months ended April 30, 2002 were from sales of stockpiled enzyme inventory to Abbott Laboratories (“Abbott”), which as contract manufacturer makes Collagenase Santyl® Ointment (the “ointment”), and royalties on distribution of the ointment by Smith and Nephew, Inc. (“S&N”).  We depleted our stockpiled enzyme inventory available for use by Abbott during the fiscal quarter ended July 31, 2002, and therefore had no sales of product to Abbott since then, including the three months ended March 31, 2003.  Abbott’s inventory of the ointment, which it supplies to S&N for distribution and on which we earn royalties, is expected to be depleted at the end of July 2003.

Since February 1, 2000, our revenues have been insufficient to cover our expenses, and we expect operating losses to continue while we attempt to get our upgraded manufacturing facility in Curacao approved by the U.S. Food and Drug Administration (“FDA”).  Historically, approximately 90% of our net sales and all royalties are derived from Collagenase Santyl® Ointment sold in the United States.

As of the date of this quarterly report, we have limited cash resources available to fund our operations.  If we are unable to obtain FDA approval of our production facilities and obtain additional funding by the end of 2003, our cash reserves will be depleted based on our projections, and we may have to cease operations or explore available alternatives.  We are currently engaged in efforts to obtain FDA approval and obtain more capital. There can be no assurances that any of these efforts will be successful.

Results of Operations

In March 2003 we changed our fiscal year end from January 31 to December 31.  Our first fiscal year using this new basis will be the eleven months ending December 31, 2003.  In this report we compare the three months ended March 31, 2003 to the three months ended April 30, 2002, because it is not practical to recast the prior comparative quarter ended March 31, 2002.  The two months period ended March 31, 2003 is also presented.

Net Sales - Net sales include the sales of Collagenase ABC recognized at the time the product is shipped to customers, primarily Abbott.  Net sales also include fees we charge Abbott for testing Collagenase Santyl® Ointment contract manufactured by Abbott.  Net sales for the three months ended March 31, 2003 and April 30, 2002 were $251,502 and $341,894, respectively, a decrease of $90,392 or 26%.  The decrease is due to less testing Collagenase Santyl® Ointment contract manufactured by Abbott, as its inventory of our product is depleted.  We cannot sell any of our quarantine inventory of product to Abbott until the FDA approves the changes to our manufacturing facilities.

During both three months periods, most of our net sales were to an international customer.  We can sell enzyme produced at the renovated facility in Curacao to these customers.

Royalties - Royalties for the three months ended March 31, 2003 and April 30, 2002 were $473,808 and $560,128 respectively, a decrease of $86,320 or 15%.  The decrease was due to lower sales of Collagenase ointment (Collagenase Santyl®) to wholesalers in the United States by S&N during the 2003 first calendar quarter, as reported to the Company by Abbott.  The Company believes S&N has limited its sales effort for Santyl® to maintain its availability while we attempt to obtain FDA approval of the facilities, which will enable us to sell quarantine inventory to Abbott.

Cost of Sales - Cost of sales for the three months ended March 31, 2003 and April 30, 2002 were $641,336 and $768,876 respectively, a decrease of $127,540 or 17%.  During both three months periods, we made no shipments of Collagenase ABC to Abbott because none was available for delivery.  We had a negative gross profit margin in both periods due to fixed production costs.  We are dependent on the FDA’s approval of the renovated plant in Curacao for the resumption of normal operations.  See “Liquidity, Capital Resources, and Changes in Financial Position”.

General and administrative - General and administrative expenses for the three months ended March 31, 2003 and April 30, 2002 were $795,902 and $741,230 respectively, an increase of $54,672 or 8%.  Since March 2000 and during the both three-month periods, a significant portion of our lab and production personnel time was devoted to the effort to obtain FDA approval of the changes to the Curacao facility.  Since such a significant portion of laboratory personnel was devoted to this effort, their costs were allocated from cost of sales to general and administrative.  During the three months ended March 31, 2003, the Company also incurred professional expenses from its financing transaction with Bio Partners LP, which closed in June 2003.

Research and development - Research and development ("R&D") expense for the three months ended March 31, 2003 and April 30, 2002 were $248,253 and $361,210 respectively, representing a decrease of $112,957 or 31%.  Costs incurred during the more recent quarter represent mostly fixed costs for our R&D department.  We will need to raise considerable funds to continue the development of Cordase™, our injectable collagenase for Dupuytren's disease, and other potential product candidates.

Other income (expense), net - Other income (expense), net for the three months ended March 31, 2003 and April 30, 2002 was $(7,714) and $4,375 respectively.  The increase in other (expense) of $12,089 was primarily attributable to an interest charge of $5,000 for warrants issued in connection with a promissory note loan received during the more recent period.  We expect other (expense) to greatly increase in future quarters due to the June 2003 financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement a $1.575 million convertible note, issued at face value, which bears interest of 12% per annum.  See “Liquidity, Capital Resources and Changes in Financial Condition”.

Income tax benefit – We recorded an income tax benefit for the three months ended March 31, 2003 relating to US federal and state refunds of approximately $7,000 by carrying back a small portion of the period’s net operating loss to tax payments made in prior taxable fiscal years.  No income tax benefit for most of the tax loss for the three months ended March 31, 2003 can be recorded because of uncertainties with respect to the timing of future utilization of that tax benefit.

The upgraded Curacao facility commenced limited produced of enzyme inventory and was inspected by the FDA in July 2002.    Inventory produced for Abbott is work in process inventory that must undergo additional processing.  Since FDA has not yet approved the Curacao facility, this inventory will remain in quarantine until approval, if obtained.  The carrying value of this quarantine inventory is being partially reserved against because approval cannot be assured.  These reserves also negatively affect the cost of sales margin.  We are dependent on the FDA’s approval of the renovated plant in Curacao for the resumption of normal operations (see “Liquidity, Capital Resources, and Changes in Financial Position”).

Liquidity, Capital Resources and Changes in Financial Condition

Our primary source of working capital is from operations, which includes sales of product, testing fees, royalties, and periodic license fees.  At March 31, 2003, we had a working capital deficit of approximately $820,000.  The principal use of cash in during the three months ended March 31, 2003 was approximately $934,000 for operating activities.  Sources of cash included approximately $114,000 of repayments by our chairman of his notes, and an increase of $100,000 in short term debt, described below.

As previously described, we have limited cash resources available to fund our operations as we attempt to get FDA approval of our production facility.  If we are unable to achieve the projections mentioned previously, our cash reserves will be depleted and we may have to cease operations or explore available alternatives.  We are engaged in efforts to obtain FDA approval and obtain liquidity.  There can be no assurances that any of these efforts will be successful.

In November 2001, ABC-Curacao borrowed a non-amortizing loan of $455,000 at 6.5% interest due in November 2003 from Korpodeko.  In connection with this loan, ABC-Curacao agreed to pledge as collateral substantially all of the assets owned by ABC-Curacao, including the upgraded facility’s manufacturing assets with a book value of approximately $3.6 million at March 31, 2003.  BioSpecifics has also guaranteed the Korpodeko loan.  Long-term obligations at March 31, 2003 include operating leases of approximately $191,000 annually through January 2005.  On March 11, 2003, we borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum.  We also granted to the lender warrants to purchase up to 10,000 common shares of BioSpecifics at $1.18, the closing price on that day, until March 11, 2008.  The cost associated with these warrants, based on Black-Scholes methodology, is $5,000 was recorded as interest expense for the three months ended March 31, 2003.

On June 19, 2003, the Company entered into a financing transaction with Bio Partners LP, a private investor group, pursuant to which the Company sold to Bio Partners in a private placement (i) a $1.575 million convertible note (the “Note”), issued at face value, and (ii) 295,312 shares of Company common stock, issued at par value, or $.001 per share.  The net proceeds to the Company were approximately $890,000, after the payment of expenses and repayment of $500,000 previously advanced to the Company by a principal of Bio Partners.

The Note matures on June 19, 2005 and bears interest at a rate of 12% per annum.  Interest-only payments under the Note are payable monthly in arrears and the entire principal amount is payable at maturity.  Up to $1,141,875 aggregate principal amount of the Note is convertible into the Company’s common stock at any time, at a conversion price of $2.50 per share, subject to customary adjustments.  The Note also contains restrictions on the Company’s ability to incur debt as long as the Note is outstanding.  The Note is secured by a pledge of substantially all of the assets of the Company and the Company’s New York subsidiary, Advance Biofactures Corporation (“ABC”).  In addition, ABC has guaranteed the obligations of the Company under the Note and our chairman, Edwin H. Wegman, has personally guaranteed 50% of the obligations of the Company under the Note.  The loan discount of $281,000 and loan costs of $185,000 on the Note will be amortized over the expected life of the Note.

Item 3: Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of our progress concerning inspectional observations from the U.S. Food and Drug Administration, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources, and Changes in Financial Condition”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioSpecifics Technologies Corp.

(Registrant)

Date:

July 24, 2003

By:/s/ EDWIN H. WEGMAN

Edwin H. Wegman

Chairman, President, and

Chief Executive Officer

Date:

July 24, 2003

By: /s/ ALBERT HORCHER

Albert Horcher

Secretary, Treasurer and Principal

Financial and Chief Accounting

Officer

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Edwin H. Wegman, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 24, 2003

/s/  Edwin H. Wegman

Edwin H. Wegman

President and Chief Executive Officer

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of BioSpecifics Technologies Corp. (the “Company”) on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edwin H. Wegman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Edwin H.Wegman

Edwin H. Wegman

President and Chief Executive Officer

July 24, 2003

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Albert Horcher, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of BioSpecifics Technologies Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 24, 2003

/s/  Albert Horcher

Albert Horcher

Secretary, Treasurer and

Principal Accounting Officer

Certification Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of BioSpecifics Technologies Corp. (the “Company”) on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Albert Horcher, Secretary, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Albert Horcher r

Albert Horcher

Secretary, Treasurer and

Principal Accounting Officer

July 24, 2003