Form 10KSB/A
period 2003-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2004-12-02
CIK 875622

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A

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


We derive most of our net sales of the product, (historically, approximately 90%) and all royalty revenues, from one customer in the United States, Abbott Laboratories and its subsidiaries ("Abbott") who, pursuant to an exclusive licensing agreement (the "Agreement"), compounds the product into Collagenase Santyl(R) Ointment ("Santyl(R)" or "ointment"), a topical prescription drug used to treat dermal ulcers and burns. The royalty revenues from Abbott were earned on North American sales of Santyl(R) to distributors by Smith & Nephew, Inc. ("S&N") through December 31, 2003. On June 30, 2003 a sub-license agreement under which S&N marketed Santyl(R) ointment was terminated. Effective January 1, 2004, the Ross Products Division of Abbott Laboratories Inc. assumed United States marketing responsibility for Collagenase Santyl(R) Ointment. During 2003, the Abbott Agreement automatically renewed for an additional 10-year period, to August 2013. Collagenase Santyl(R) Ointment is sold primarily to long-term care centers.

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


In March 2003 we changed our fiscal year end from January 31 to December 31. Our first fiscal year using this new basis is the twelve months ending December 31, 2003. The year ended January 31, 2003 is not materially different to the eleven month period, therefore the eleven months ended December 31, 2002 is not presented. Similarly in this report we compare the twelve months ended December 31, 2003 ("calendar year 2003") to the twelve months ended January 31, 2003 ("fiscal year 2003"). The eleven months period ended December 31, 2003 is also presented.

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

Notes to Consolidated  Financial Statements .............................   F-6

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    PROCEDURES AND CONTROLS


Disclosure Controls and Procedures. The company conducted an evaluation, under the supervision and with the participation of the principal executive officer and interim principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and interim principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting. There was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our current circumstances. The company believes that the strengths of the existing members are sufficient.

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

      Exhibit 23.1     Consent of BDO Seidman LLP.**

      Exhibit 24 Development and Licensing Agreement dated June 3, 2004 between BioSpecifics Technologies Corp. and Auxilium Pharmaceuticals, Inc.*

      Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

      Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

      -----------------------------
      *         Previously filed
      **        Filed herewith

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
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                         BioSpecifics Technologies Corp
                 Consolidated Statments of Stockholders' Equity

                                                             Additional
                                         Common Stock         Paid-in       Retained
                                    Shares        Amount      Capital       Earnings
                                 -----------   -----------   -----------  -----------
BALANCES AT JANUARY 31, 2002       4,912,216   $     4,912   $ 3,800,104  $ 6,101,015
                                 ===========   ===========   ===========  ===========
Foreign currency translation              --            --            --           --
Consultant option grants                  --            --         7,600           --
Options exercised                     27,000            27        26,973           --
Proceeds from Chairman                    --            --            --           --
Net (loss)                                --            --            --   (2,924,769)
                                 -----------   -----------   -----------  -----------
BALANCES AT JANUARY 31, 2003       4,939,216         4,939     3,834,677    3,176,246
                                 ===========   ===========   ===========  ===========
Less: January 2003 activity               na            na            na      229,303
                                 -----------   -----------   -----------  -----------
BALANCES AT DECEMBER 31, 2002      4,939,216         4,939     3,834,677    3,405,549
Foreign currency translation              --            --            --           --
Consultant option grants              15,000            15        14,985           --
BioPartners loan/discount            295,312           295       280,546           --
Options/warrants for services             --            --        14,000           --
Proceeds from Chairman                    --            --            --           --
Net (loss)                                --            --            --   (3,224,600)
                                 -----------   -----------   -----------  -----------
BALANCES AT DECEMBER 31, 2003      5,249,528   $     5,249   $ 4,144,208  $   180,949
                                 ===========   ===========   ===========  ===========
[RESTUBBED-
                                                      Notes
                                                    receivable
                                                      from
                                                    Chairman                                     Accumulated
                                                    and Other                    Stockholder        Other
                                     Treasury        related       Currency         Equity      Comprehensive
                                       stock          party       Translation        Total      Income/(Loss)
                                    -----------    -----------    -----------    -----------    -----------
BALANCES AT JANUARY 31, 2002        ($1,911,237)   ($1,116,378)   $    15,811    $ 6,894,227    ($  259,656)
                                    ===========    ===========    ===========    ===========    ===========
Foreign currency translation                 --             --         (6,823)        (6,823)        (6,823)
Consultant option grants                     --             --             --          7,600
Options exercised                            --             --             --         27,000
Proceeds from Chairman                       --         91,069             --         91,069
Net (loss)                                   --             --             --     (2,924,769)    (2,924,769)
                                    -----------    -----------    -----------    -----------    -----------
BALANCES AT JANUARY 31, 2003         (1,911,237)    (1,025,309)         8,988      4,088,304     (2,931,592)
                                    ===========    ===========    ===========    ===========    ===========
Less: January 2003 activity                  na       (105,000)            na        124,303             na
                                    -----------    -----------    -----------    -----------    -----------
BALANCES AT DECEMBER 31, 2002        (1,911,237)    (1,130,309)         8,988      4,212,607     (2,931,592)
Foreign currency translation                 --             --         (8,988)        (8,988)        (8,988)
Consultant option grants                     --             --             --         15,000             --
BioPartners loan/discount                    --             --             --        280,841             --
Options/warrants for services                --             --             --         14,000             --
Proceeds from Chairman                       --        480,934             --        480,934             --
Net (loss)                                   --             --             --     (3,224,600)    (3,224,600)
                                    -----------    -----------    -----------    -----------    -----------
BALANCES AT DECEMBER 31, 2003       ($1,911,237)   ($  649,375)   $         0    $ 1,769,794    ($3,233,588)
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

Change in Fiscal Year


In March 2003 we changed our fiscal year end from January 31 to December 31. Our first fiscal year using this new basis is the twelve months ending December 31, 2003. The year ended January 31, 2003 is not materially different to the eleven month period, therefore the eleven months ended December 31, 2002 is not presented. Similarly in this report we compare the twelve months ended December 31, 2003 ("calendar year 2003") to the twelve months ended January 31, 2003 ("fiscal year 2003"). The eleven months period ended December 31, 2003 is also presented.


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

15.      Subsequent Events


In June 2004, the Company entered into a development and license agreement with Auxilium Pharmaceuticals, Inc.("the Auxilium Agreement"). Under the agreement, the Company has granted Auxilium the rights to develop products containing its enzyme ("AA4500") for the treatment of Peyronie's and Dupuytren's disease. The Company has granted Auxilium the exclusive world-wide license to any products developed under the agreement other than dermal formulations labeled for topical administration. The Company also granted Auxilium the option to develop and license the technology for use in other indications other than dermal formulations labeled for topical administration. The agreement extends, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years. Auxilium may terminate the agreement with 90 days written notice. Auxilium is obligated to pay all clinical and regulatory development costs on an on-going basis, to purchase commercial inventory from the Company and to pay royalties based on product sales. In addition, Auxilium is obligated to make milestone payments for contract initiation, receipt of technical data, manufacturing process development, the one-year anniversary date, filing of regulatory applications and receipt of regulatory approval.


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