Form 10QSB
period 2007-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-05-25
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from __________________ to __________________

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	0-19879	11-3054851
(State or other jurisdiction	(Commission file number)	(I.R.S. Employer
of incorporation or organization)		Identification No.)

35 Wilbur Street
Lynbrook, NY 11563
(Address of principal executive office)

516.593.7000
(Issuer’s telephone number)

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

Yes [  ]   No [X]

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock        Outstanding May 1, 2007
Common Stock ($.001 par value)       5,261,549

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments - Terminology

Throughout this quarterly report on Form 10-QSB (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiaries, Advance Biofactures Corporation (“ABC-NY”), Advance Biofactures of Curacao, N.V. (“ABC-Curacao”), which was sold in 2006, and BioSpecifics Pharma GmbH, which was liquidated in 2005. We also owned two dormant companies, BioSpecifics N.V. and Biota N.V., which were liquidated in January 2007.

Introductory Comments - Forward Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements
BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,271,762	$539,380
Accounts receivable, net	459,631	20,257
Current assets discontinued operations	885,791	3,067,614
Prepaid expenses and other current assets	90,647	103,220
Total current assets	8,707,831	3,730,471

Property, plant and equipment, net	370,679	408,783
Other assets of discontinued operations	-	2,445,678
Receivable due from long term contract	600,000	-

Total assets	9,678,510	6,584,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,441,958	1,874,809
Deferred revenue	1,937,117	2,092,517
Current liabilities discontinued operations	830,341	809,023
Deferred employee stock bonus plan	-	168,900
Notes payable to related parties	69,894	69,894
Total current liabilities	5,279,310	5,015,143

Long-term deferred revenue	5,996,585	4,753,797
Minority interest in subsidiaries	-	(2,064)
Other liabilities of discontinued operations	-	22,210

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,362,716 shares issued and outstanding at March 31, 2006 and December 31, 2005	5,363	5,363
Additional paid-in capital	3,588,464	4,224,964
Retained earnings	(3,773,228)	(4,877,590)
Treasury stock, 131,267 and 346,561 shares at cost at March 31, 2006 and December 31, 2005, respectively	(693,957)	(1,832,864)
Notes receivable from former CEO and Chairman and other related party	(724,027)	(724,027)
Total stockholders' equity	(1,597,385)	(3,204,154)

Total liabilities and stockholders’ equity	$9,678,510	$6.584,932

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net sales	$6,793	$9,268
Licensing fees	289,279	235,189
Consulting fees	23,333	-
	319,405	244,457
Costs and expenses:
General and administrative	972,395	494,300
Research and development	745,365	150,751
	1,717,760	645,051
Operating loss from continuing operations	(1,398,355)	(400,594)

Other income (expense):
Investment income	17,825	1,711
Interest expense	(505)	(77,195)
	17,320	(75,484)
Loss from continuing operations before benefit (expense) for income tax	(1,381,035)	(476,078)
Income tax benefit (expense)	-	-
	(1,381,035)	(476,078)

Loss before minority interest	(1,381,035)	(476,078)
Minority interest in loss of consolidated subsidiaries	-	4,704
Net income (loss) from continuing operations	(1,381,035)	(471,374)

Discontinued operations:
Loss from discontinued operations	(1,115,704)	(1,380)
Gain on the sale of assets	3,601,102	-

Net income (loss)	$1,104,363	$(472,754)

Basic net income (loss) per share:
From continuing operations	$(0.27)	$(0.09)
From discontinued operations	$0.48	$-

Basic net income (loss) per share	$0.21	$(0.09)

Diluted net income (loss) per share:
From continuing operations	$(0.27)	$(0.09)
From discontinued operations	$0.48	$-

Diluted net income (loss) per share	$0.21	$(0.09)

Shares used in computation of basic net income (loss) per share	5,178,374	4,972,461
Shares used in computation of diluted net income (loss) per share	5,178,454	4,972,461

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2006	2005
Net loss	$(1,381,035)	$(471,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,171	31,574
Amortization of loan discount	-	35,068
Minority interest in loss of subsidiaries	2,064	4,704
Stock-based compensation expense	418,975	-
Issuance of treasury stock as employee bonus	168,900	-
Changes in operating assets and liabilities:
Accounts Receivable	(1,039,373)	(166)
Prepaid expenses and other current assets	12,573	(18,713)
Accounts payable and accrued expenses	567,613	(271,366)
Deferred Revenue	1,087,388	(235,189)
Deferred employee stock bonus plan	(168,900)	-

Net cash used in operating activities from continuing operations	(305,624)	(925,462)
Net cash provided by discontinued operations	1,064,763	371,474

Cash flows from investing activities:
Expenditures for property, plant and equipment	-	(4,450)

Net cash provided by (used in) investing activities from continuing operations	-	(4,450)
Net cash provided by investing activities from discontinued operations	6,058,713	115,724

Cash flows from financing activities:
Decrease in short-term debt	-	(100,000)
Issuance of treasury stock to minority shareholders of subsidiaries	(85,470)	-
Deferred loan costs, net	-	22,533

Net cash used in financing activities from continuing operations	(85,470)	(77,467)

Increase (decrease) in cash and cash equivalents	6,732,382	(520,181)
Cash and cash equivalents at beginning of year	539,380	1,345,800

Cash and cash equivalents at end of period	$7,271,762	$825,619

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$505	$62,086

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has manufactured the active pharmaceutical ingredient, which is referred to as “API” or “API Enzyme” in this Report, used in a Food and Drug Administration (“FDA”) licensed collagenase ointment that has been marketed for over 30 years. As a result of our research and development efforts we have also developed an injectable collagenase for treatment of various diseases or indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “AA4500”) for clinical indications in Dupuytren’s disease, Peyronies’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas. Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial has been initiated and is currently on clinical hold. During its earnings conference call on May 1, 2007, Auxilium reported that it expects the Phase III clinical trial to resume in the fourth quarter of 2007.

Prior to March 2006, we were a party to an exclusive license agreement with Abbott Laboratories, Inc. and its subsidiaries (“Abbott”) for the production of the API for topical collagenase. In March 2006 we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), including all rights to the exclusive license agreement and we were released of any obligations thereunder.

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

As consideration for the purchased assets including our API inventory we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. The consulting obligations generally expire during March 2011.

On January 8, 2007, we entered into an Amendment to the Asset Purchase Agreement with ABC-NY and DFB (the “Amendment”) in order to clarify the intent of the parties with respect to certain provisions of the Asset Purchase Agreement and the parties are discussing further clarifications to address certain concerns raised by Auxilium.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (the “U.S.”) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reporting.

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the years ended December 31, 2005, 2004 and 2003 filed with the SEC on March 2, 2007. The Consolidated Balance Sheet as of December 31, 2005 is derived from our audited consolidated financial statements as of that date.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Advance Biofactures Corp., (“ABC-NY”), Advance Biofactures of Curacao, N.V. (“ABC-Curacao”) which was sold in 2006, BioSpecifics of Curacao N.V. and Biota N.V. and its wholly-owned subsidiary, which were liquidated in January 2007, BioSpecifics Pharma GmbH ("Bio Pharma") of Germany, which was liquidated during December 2005, after elimination of inter-company accounts and transactions. Due to the sale of Advanced Biofactures of Curacao N.V. in March 2006 to DFB all accounts of this former subsidiary and certain operations of ABC-NY are classified as discontinued operations in all periods presented.

Management Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management’s estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenues resulting from product sales, from licensing and use of our technology, and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

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

Net sales include the sales of the API Enzyme that are recognized at the time the product is shipped to customers for laboratory use.

License Fees

We include revenue recognized from upfront licensing and milestone payments in “License Fees” in our unaudited consolidated statements of operations in this Report.

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

Milestones

Milestones, in the form of additional license fees, typically represent nonrefundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as completion of specified development activities and/or regulatory submissions and/or approvals. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part. We recognize such milestones as revenue when they become due and collection is reasonably assured. When a milestone does not represent the culmination of a distinct earnings process, we recognize revenue in a manner similar to that of a nonrefundable upfront license fee.

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

Consulting and Technical Assistance Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of our agreement with DFB. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123, “Share Based Payment (Revised 2004)” (“SFAS 123(R)”), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued under our employee stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” An entity shall follow either the transition guidance for the additional paid-in capital (“APIC”) pool in paragraph 81 of Statement 123(R) or the alternative transition method described in the FASB Staff Position (“FSP”). Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123(R) for recognition purposes. The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon our adoption of SFAS 123(R). We are reviewing the two methods and will elect an appropriate method for the first reporting period of 2007.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25 and related interpretations. Accordingly, we recognize no compensation expense in our Consolidated Statements of Operations with respect to options awarded to our employees and directors with exercise prices greater than or equal to the fair market value of the underlying common stock at the date of grant. However, we recognize compensation expense in our Consolidated Statements of Operations with respect to the modification of certain employee stock option awards.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company.

The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures,” to our stock-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R) during this period.

Reported net loss from continuing operations	$471,374
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of taxes	3,571

Pro forma net loss	$474,945

Basic and diluted net loss per share
As reported	$(0.09)

Pro forma	$(0.10)

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R).

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

Three months ended March 31, 2006

Research and development	$60,605
General and administrative	358,370

Total employee stock-based compensation expense	418,975
Tax benefit related to employee stock-based compensation expense	—

Net effect on net loss	$418,975

Effect on basic and diluted net loss per share	$(0.08)

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123(R) for the first quarter of 2006 and presented in the pro forma disclosure required under FAS 123 for the first quarter of 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Employee Stock Option Plans
	March 31,
	2006	2005
Expected term (in years)	5.0	5.0
Volatility	128%	87%
Risk-free interest rate	5.0%	6.0%
Dividend yield	0%	0%

Expected Term: Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of stock-based awards.

Expected Volatility: Expected volatility is based on the historical volatility of our common stock.

Risk-Free Interest Rate: We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected term of our options at the time of grant.

Expected Dividend: We have not issued any dividends and do not anticipate paying any cash dividends in the foreseeable future. We therefore have assumed a dividend yield of zero for purposes of these fair value estimations.

Stock Option Activity

A summary of our stock option and warrant activity during the quarter ended March 31, 2006 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	973,887	$1.36
Granted(1)	510,910	$1.02
Forfeited(2)	--	--
Exercised	--	--
Expired(3)	--	--
Outstanding as of March 31, 2006	1,484,798	$1.24

Exercisable as of March 31, 2006	1,484,798	$1.24

________________________________________________________________________________

(1) In January 2006, 150,000 stock options were granted to two consultants in connection with a research and development license. The stock options were subsequently cancelled and are not included in the stock options granted in the above table.

(2) As of April 5, 2006 315,675 stock options were forfeited by former employees in connection with the sale of our topical collagenase business in March 2006.

(3) As of April 20, 2006 100,000 stock options granted to our former CEO and Chairman expired under the terms and conditions of our stock option plan.

The weighted-average grant-date fair value for options granted during the three months ended March 31, 2006 was $1.02 per share and $1.55 per share in the corresponding quarter of 2005. During the three months ended March 31, 2006 and 2005, no cash was received from stock options exercised by employees.

The weighted-average remaining contractual life of options outstanding and exercisable as of March 31, 2006 was zero years as all stock options were 100% vested. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was approximately $850. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $1.00 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of March 31, 2006 was zero.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value in accordance with GAAP, and expands disclosures regarding fair value measurements and the effect on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact SFAS No. 157 will have on our financial position and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 is not expected to have a material effect on our financial position and results of operations.

3.    DISCONTINUED OPERATIONS

Prior to March 2006, we were a party to an exclusive license agreement with Abbott for the production of the API for topical collagenase. In March 2006 we sold our topical collagenase business to DFB, including all rights to the exclusive license agreement and we were released of any obligations thereunder.

In addition, DFB acquired all of the issued and outstanding shares of ABC-Curacao, pursuant to the Asset Purchase Agreement between us, DFB and ABC-NY. ABC-Curacao manufactured the API Enzyme, which in its final formulation was marketed by Abbott.

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

As consideration for the purchased assets including our API inventory we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. The consulting obligations generally expire during March 2011.

For accounting purposes, the operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.

Discontinued operations are as follows:

	Three Months Ended
	March 31,
	2006	2005
Income (loss) from discontinued operations	(1,115,704)	(1,380)
Pre-tax gain on disposal of discontinued operations (1)	3,601,102	--

Income (loss) from discontinued operations	$2,485,398	$(1,380)

_____________________________________________________________________________

(1) We did not record any tax liability associated with the gain on the disposal of discontinued operations due to our large net operating loss carryforwards.

4.    NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and convertible notes using the if converted method. For the period ended March 31, 2005, we incurred a net loss and, as such, we did not include the effect of outstanding stock options or outstanding convertible notes in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	As of March 31,
	2006	2005
Stock options	1,348,363	1,058,620
Warrants	10,000	10,000

Total	1,358,363	1,068,620

5.     OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Trade accounts payable and accrued expenses	$2,173,697	$1,382,824
Accrued legal and other professional fees	59,994	124,984
Accrued payroll and related costs	208,267	366,537

Total	$2,441,958	$1,874,345

6.    INCOME TAXES

We did not record income tax provisions for either of the three-month periods ended March 31, 2006 and 2005.

7.    SUBSEQUENT EVENTS

On May 7, 2007, the Company terminated the employment of its Chief Financial Officer, Lawrence Dobroff, effective May 7, 2007. Effective May 7, 2007, we appointed Thomas L. Wegman, our President and Principal Executive Officer to serve as our Principal Financial Officer for the purpose of making the certifications required by the Sarbanes-Oxley Act of 2002.

Item 2:   Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Report.

Overview

We are a biopharmaceutical company that has manufactured the active pharmaceutical ingredient, referred to as “API” or “API Enzyme” in this Report used in a FDA licensed collagenase ointment that has been marketed for over 30 years. As a result of our research and development efforts we have also developed an injectable collagenase for treatment of various diseases or indications. We have a development and license agreement (the “Auxilium Agreement”) with Auxilium for injectable collagenase (which Auxilium has named “AA4500”) for clinical indications in Dupuytren’s disease, Peyronies’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas. Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial has been initiated and is currently on clinical hold. During its earnings conference call on May 1, 2007, Auxilium reported that it expects the Phase III clinical trial to resume in the fourth quarter of 2007.

In March 2006, we sold the collagenase topical business to DFB to refocus our efforts on the clinical indications related to our collagenase injection business. Sales of this topical collagenase had declined significantly since the peak year of 1999. Under the terms of the Asset Purchase Agreement, DFB assumed ownership and operation of our wholly-owned subsidiary, ABC-Curacao, where the API is manufactured, along with certain other assets, including our FDA manufacturing license.

Prior to the sale of our collagenase topical business in March 2006, we had been in the business of manufacturing the API for a topical collagenase prescription product. This topical collagenase product is a FDA approved biologic product indicated for debridement of chronic dermal ulcers and severely burned areas. Under the terms of our agreement with Abbott, Abbott compounded the API into a topical collagenase ointment utilizing the API Enzyme manufactured by us. The topical collagenase was sold primarily to long-term care centers.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2006 and for the quarters ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2005 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2005 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011.

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory for the three months ended March 31, 2006 was zero.

Stock Based Compensation. Effective January 1, 2006, we account for employee stock-based compensation in accordance with SFAS No. 123, “Share Based Payment (Revised 2004)” (“SFAS 123(R)”), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R).

Under the provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Expected volatility is based on the historical volatility of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first quarter of 2006, we recognized employee stock-based compensation related to SFAS 123(R) of $418,975 as part of our operating expenses, with an allocation of $60,605 to research and development expense and $358,370 to general and administrative expense. We did not recognize any related tax benefit and we did not capitalize any employee stock-based compensation costs in inventory as a component of cost of product sales during the first quarter of 2006 as the amount was immaterial. Due to the sale of our manufacturing facility in Curacao we did not capitalize employee stock-based compensation costs in inventory or recognize the related expenses in cost of product sales.

Total unrecognized compensation cost related to nonvested stock options as of March 31, 2006 was zero as all stock options are 100% vested. There was no stock-based compensation expense related to employee stock options recognized under FAS 123(R) during the three months ended March 31, 2005.

RESULTS OF OPERATIONS

As a result of selling our topical collagenase business in March 2006, which was included in our prior period consolidated financial statements including the first quarter of 2005, we treated these dispositions as discontinued operations and reclassified the financial information reported for all periods presented. Discontinued operations are more fully discussed in Note 3 to our consolidated financial statements, included in this Report.

THREE-MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended March 31, 2006 and 2005 product revenues were $6,793 and $9,268, respectively. This decrease of $2,485 or 37% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

In 2005, we received a total of $3.5 million in milestone payments of which $3.0 million was paid in the second quarter and $0.5 million in the fourth quarter under the terms of the Auxilium Agreement. For calendar year 2004, we received a total of $5.0 million in licensing fees and milestone payments of which $2.5 million in licensing fees was paid in the second quarter and $2.5 million in milestone payments was paid in the third quarter under the terms of the Auxilium Agreement.

For the three months ended March 31, 2006 and 2005 we recognized as licensing revenue $289,279 and $235,189 of the cash payments received in calendar years 2005 and 2004, respectively. This increase of

$54,090 or 23% was primarily due to the timing of the additional milestone payments received in 2005 under the Auxilium Agreement.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended March 31, 2006 and 2005 consulting revenue was $23,333 and none, respectively. This increase in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $745,365 and $150,751 respectively, for the three months ended March 31, 2006 and 2005 an increase in the first quarter of 2006 of $594,614 or 394%. The increase in research and development expenses were primarily due to research and development license expenses and employee stock-based compensation expenses, which were partially offset by decreases in research and development consulting expenses.

General and Administrative Expenses

General and administrative expenses were $972,395 and $494,300 for the three months ended March 31, 2006 and 2005, respectively, which was an increase in the first quarter of 2006 of $478,095 or 97%. The increase in general and administrative expenses is primarily due to employee stock-based compensation expense, legal and patent expenses and consulting expenses.

Other Income (expense), net

Other income (expense), net, was $17,320 and ($75,484) for the three months ended March 31, 2006 and 2005, respectively. Other income, net during the first quarter of 2006 was primarily due to interest earned on our investments. Other expense, net during the first quarter of 2005 was primarily due to interest expense related to the amortization of the 12% senior secured convertible note borrowed in June 2003 (“2003 Convertible Note”), which had been outstanding during the first quarter of 2005, a $100,000 promissory note, bearing interest at 8%, to a individual lender.

Income Taxes

The expense for income taxes for the three months ended March 31, 2006 and 2005 was zero. We recorded no income tax benefit in each period because of uncertainties with respect to the timing of future utilization of net operating loss benefit.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues and royalties under agreements with third parties. At March 31, 2006 and December 31, 2005, we had cash and cash equivalents in the aggregate of $7,271,762 and $539,380, respectively.

Continuing Operations

Net cash used in operating activities in the first quarter of 2006 was $305,624 as compared to net used in operating activities in the 2005 period of $925,462. In the 2006 period, as compared to the 2005 period, the changes in net cash used in operating activities was primarily attributable to increases in accounts payable and accrued expenses related to a research and development license, deferred revenue in connection with the Asset Purchase Agreement partially offset by increased costs related to our general and administrative operations and an increase in accounts receivable.

Net cash provided by investing activities in the 2006 period was zero as compared to net cash used in investing activities of $4,450 in 2005 period. The net cash used in investing activities in the 2005 period was primarily the result of capital expenditures.

Net cash used in financing activities in the 2006 period of $85,470 was primarily the result of the issuance of treasury stock to our minority shareholders related to the Asset Purchase Agreement. Net cash used in financing activities for the 2005 period of $77,467 was primarily due to the repayment of a $100,000 promissory note from an individual lender, which was partially offset by the 2003 Convertible Note deferred loan costs.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash provided by operating activities from discontinued operations in the 2006 and 2005 periods were $1,064,763 and $371,474, respectively.

Net cash provided by investing activities from discontinued operations in the 2006 and 2005 periods were $6,058,713 and $115,724, respectively.

Risk Factors

See “Risk Factors” under Item 1, “Description of Business” included in our Annual Report on Form 10-KSB for the years ended December 31, 2005, 2004 and 2003.

Item 3.   Controls and Procedures

See “Controls and Procedures” under Item 8A included in our Annual Report on Form 10-KSB for the years ended December 31, 2005, 2004 and 2003.

Additionally, following the death of our former Chairman and CEO, Edwin H. Wegman, on February 16, 2007 and the termination of our Chief Financial Officer, Lawrence Dobroff, on May 7, 2007, the Audit Committee adopted the following two procedures:

•
Any payment by the Company in excess of $10,000 other than payments for previously approved reoccurring expenses requires the written approval of any member of the Audit Committee in addition to the signature of our President, Thomas L. Wegman; and

•	Any payment by the Company for the business expenses of our President, Thomas L. Wegman requires the written approval of any member of the Audit Committee.

PART II:    OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company engaged in multiple issuances of unregistered securities, as described below.

Treasury Shares Issued

We issued 127,419 shares of treasury stock to our employees in January 2006 of which 4,000 shares were subsequently cancelled. These securities were incorrectly issued without an appropriate restrictive legend.

In March 2006, in connection with the sale of our topical collagenase business to DFB, we repurchased all of the outstanding shares of ABC-NY and ABC-Curacao held by minority shareholders in exchange for a combination of approximately $83,000 in cash and 102,574 restricted shares of our treasury stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 25, 2007	/s/ Thomas L. Wegman
Thomas L. Wegman President (Principal Executive Officer and Principal Financial Officer)