Form 10QSB
period 2006-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-06-04
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Yes [   ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No  [X]

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding May 01, 2007
Common Stock ($.001 par value)	5,261,549

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

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

Introductory Comments – Forward Looking Statements

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

PART I – FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,132,106	$539,380
Accounts receivable, net	422,714	20,257
Accounts receivable of discontinued operations	599,979	3,069,678
Prepaid expenses and other current assets	135,719	103,220
Total current assets	7,290,518	3,732,535

Property, plant and equipment, net	345,725	408,783
Other assets of discontinued operations	-	2,445,678
Receivable due from long term contract	600,000	-

Total assets	8,236,243	6,586,996

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,415,354	1,874,809
Deferred revenue	1,937,117	2,092,517
Accrued tax and other liabilities of discontinued operations	430,586	809,023
Deferred employee stock bonus plan	-	168,900
Notes payable to related parties	69,894	69,894
Total current liabilities	4,852,951	5,015,143

Long-term deferred revenue	5,637,306	4,753,797
Other liabilities of discontinued operations	-	22,210

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,365,816 and 5,362,716 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	5,366	5,363
Additional paid-in capital	3,594,521	4,224,964
Retained earnings	(4,435,917)	(4,877,590)
Treasury stock, 131,267 and 346,561 shares at cost at June 30, 2006 and December 31, 2005, respectively	(693,957)	(1,832,864)
Notes receivable from former CEO and Chairman and other related party	(724,027)	(724,027)
Total stockholders' equity	(2,254,014)	(3,204,154)

Total liabilities and stockholders’ equity	$8,236,243	$6.586,996

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net sales	$6,883	$17,912	$13,676	$27,180
Licensing fees	289,279	343,817	578,558	579,006
Consulting fees	70,000	-	93,333	-
	366,162	361,729	685,567	606,186
Costs and expenses:
General and administrative	845,271	532,502	1,817,666	1,026,802
Research and development	247,847	114,830	993,212	265,581
	1,093,118	647,332	2,810,878	1,292,383
Operating loss from continuing operations	(726,956)	(285,603)	(2,125,311)	(686,197)

Other income (expense):
Investment income	64,313	323	82,138	2,034
Interest expense	(16)	(84,115)	(521)	(161,310)
	64,297	(83,792)	81,617	(159,276)
Loss from continuing operations before benefit (expense) for income tax	(662,659)	(369,395)	(2,043,694)	(845,473)
Income tax benefit (expense)	-	-	-	-
	(662,659)	(369,395)	(2,043,694)	(845,473)

Loss before minority interest	(662,659)	(369,395)	(2,043,694)	(845,473)
Minority interest in loss of consolidated subsidiaries	-	(6,857)	-	(2,153)
Net income (loss) from continuing operations	(662,659)	(376,252)	(2,043,694)	(847,626)

Discontinued operations:
Gain (loss) from discontinued operations	-	243,135	(1,115,704)	241,755
Gain (loss) on the sale of assets	(31)	-	3,601,071	-

Net income (loss)	$(662,690)	$(133,117)	$441,673	$(605,871)

Basic net income (loss) per share:
From continuing operations	$(0.13)	$(0.08)	$(0.39)	$(0.17)
From discontinued operations	$-	$0.05	$0.48	$0.05

Basic net income (loss) per share	$(0.13)	$(0.03)	$0.09	$(0.12)

Diluted net income (loss) per share:
From continuing operations	$(0.13)	$(0.08)	$(0.39)	$(0.17)
From discontinued operations	$-	$-	$0.48	$0.05

Diluted net income (loss) per share	$(0.13)	$(0.03)	$0.09	$(0.12)

Shares used in computation of basic net income (loss) per share	5,231,679	4,976,882	5,205,147	4,974,684
Shares used in computation of diluted net income (loss) per share	5,231,679	4,976,882	5,205,295	4,974,684

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2006	2005
Net loss	$(2,043,694)	$(847,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,125	63,148
Amortization of loan discount	-	70,137
Issuance of treasury stock as employee bonus	-	22,969
Issuance of restricted stock for services	7,875	7,875
Minority interest in loss of subsidiaries	-	2,153
Stock-based compensation expense	423,762	-
Changes in operating assets and liabilities:
Accounts Receivable	(1,002,457)	(12,065)
Prepaid expenses and other current assets	(32,499)	(20,172)
Accounts payable and accrued expenses	541,009	(451,825)
Employee bonus plan liability	(6,600)	-
Deferred Revenue	728,109	2,420,993

Net cash provided by (used in) operating activities from continuing operations	(1,333,370)	1,255,587
Net cash provided by discontinued operations	950,789	465,854

Cash flows from investing activities:
Expenditures for property, plant and equipment	-	(4,450)

Net cash used in investing activities from continuing operations	-	(4,450)
Net cash provided by investing activities from discontinued operations	6,058,713	246,509

Cash flows from financing activities:
Decrease in senior secured convertible debt	-	(1,575,000)
Decrease in short-term debt	-	(100,000)
Issuance of treasury stock to minority shareholders of subsidiaries	(83,406)	-
Deferred loan costs, net	-	54,817

Net cash used in financing activities from continuing operations	(83,406)	(1,620,183)
Net cash used in financing activities from discontinued operations	-	(182,000)

Increase in cash and cash equivalents	5,592,726	161,317
Cash and cash equivalents at beginning of year	539,380	1,345,800

Cash and cash equivalents at end of period	$6,132,106	$1,507,117

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$521	$124,691

Supplemental disclosures of non-cash transactions:
For the six months ended June 30, 2006, the Company reduced its liability under the employee stock bonus plan by issuing $162,300 of common stock. The remaining balance of $6,600 was cancelled.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has manufactured the active pharmaceutical ingredient, which is referred to as “API’ or “API Enzyme” in this Report, used in a Food and Drug Administration (“FDA”) licensed collagenase ointment that has been marketed for over 30 years. As a result of our research and development efforts we have also developed an injectable collagenase for treatment of various diseases or indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “AA4500”) for clinical indications in Dupuytren’s disease, Peyronies’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial has been initiated and is currently on clinical hold. During its earnings conference call on May 1, 2007, Auxilium reported that it expects the Phase III clinical trial to resume in the fourth quarter of 2007.

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

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the years ended December 31, 2005, 2004 and 2003 filed with the SEC on March 2, 2007 and in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, filed with the SEC on May 25, 2007. The Consolidated Balance Sheet as of December 31, 2005 is derived from our audited consolidated financial statements as of that date.

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

The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” to our stock-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R) during this period.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Reported net loss from continuing operations	$376,252	$847,626
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of taxes	4,841	8,412

Pro forma net loss	$381,093	$856,038

Basic and diluted net loss per share
As reported	$(0.08)	$(0.17)

Pro forma	$(0.08)	$(0.17)

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the second quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R).

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Research and development	$-	$60,605
General and administrative	4,785	363,155

Total employee stock-based compensation expense	4,785	423,760
Tax benefit related to employee stock-based compensation expense	—	—

Net effect on net loss	$4,785	$423,760

Effect on basic and diluted net loss per share	$(0.00)	$(0.08)

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123(R) for the three and six month periods of 2006 and presented in the pro forma disclosure required under FAS 123 for the three and six month periods of 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Employee Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	5.0	5.0	5.0	5.0
Volatility	128%	87%	128%	87%
Risk-free interest rate	5.0%	6.0%	5.0%	6.0%
Dividend yield	0%	0%	0%	0%

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

Stock Option Activity
A summary of our stock option and warrant activity during the six months ended June 30, 2006 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	973,887	$1.36
Granted (1)	516,066	$1.02
Forfeited(2)	(315,675)	$1.23
Exercised	--	--
Expired(3)	(100,000)	$1.10
Outstanding as of June 30, 2006	1,074,278	$1.26

Exercisable as of June 30, 2006	1,074,278	$1.26

________________________________________________________________________________

(1) In January 2006, 150,000 stock options were granted to two consultants in connection with a research and development license. The stock options were subsequently cancelled and are not included in the stock options granted in the above table.

(2) On April 5, 2006 315,675 stock options were forfeited by former employees in connection with the sale of our topical collagenase business in March 2006.

(3) On April 20, 2006 100,000 stock options granted to our former CEO and Chairman expired under the terms and conditions of our stock option plan.

The weighted-average grant-date fair value for options granted during the six months ended June 30, 2006 was $1.02 per share and $1.32 per share in the corresponding six month period of 2005. During the six months ended June 30, 2006 and 2005, no cash was received from stock options exercised by employees.

The weighted-average remaining vesting period of options outstanding and exercisable as of June 30, 2006 was zero years as all stock options were 100% vested. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 was approximately $84,350. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $1.10 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of June 30, 2006 was zero.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), which provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB No. 108 is effective for years ending after November 15, 2006. The application of SAB No. 108 is not expected to have a material effect on our financial position and results of operations.

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

Discontinued operations are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from discontinued operations	$-	$243,135	$(1,115,704)	$241,755
Pre-tax gain (loss) on disposal of discontinued operations (1)	(31)	-	$3,601,071	-

Income (loss) from discontinued operations	$(31)	$243,135	$2,485,367	$241,755

_____________________________________________________________________________

(1) We did not record any tax liability associated with the gain on the disposal of discontinued operations due to our large net operating loss carryforwards.

4.   NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and convertible notes using the if converted method. For the three and six month ended June 30, 2006 and 2005, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or outstanding convertible notes in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	1,061,925	1,062,817	996,925	1,060,720
Warrants	10,000	10,000	10,000	10,000

Total	1,071,123	1,072,817	1,006,925	1,070,720

5.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:
	June 30, 2006	December 31, 2005
Trade accounts payable and accrued expenses	$2,154,061	$1,382,824
Accrued legal and other professional fees	63,634	124,984
Accrued payroll and related costs	197,659	366,537

Total	$2,415,354	$1,874,345

6.   INCOME TAXES

We did not record income tax provisions for either of the three and six month periods ended June 30, 2006 and 2005.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2005 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2005 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory for the three and six months ended June 30, 2006 was zero.

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

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, for the three and six month periods ended June 30, 2006, we recognized employee stock-based compensation related to SFAS 123(R) of $4,785 and $423,760, respectively as part of our operating expenses, with an allocation of $60,605 to research and development expense and $363,155 to general and administrative expense. We did not recognize any related tax benefit and we did not capitalize any employee stock-based compensation costs in inventory as a component of cost of product sales during the first or second quarter of 2006 as the amount was immaterial. Due to the sale of our manufacturing facility in Curacao we did not capitalize employee stock-based compensation costs in inventory or recognize the related expenses in cost of product sales.

Total unrecognized compensation cost related to nonvested stock options as of June 30, 2006 was zero as all stock options are 100% vested. There was no stock-based compensation expense related to employee stock options recognized under FAS 123(R) during the three and six months ended June 30, 2005.

RESULTS OF OPERATIONS

As a result of selling our topical collagenase business in March 2006, which was included in our prior period consolidated financial statements including the first and second quarter of 2005, we treated these dispositions as discontinued operations and reclassified the financial information reported for all periods presented. Discontinued operations are more fully discussed in Note 3 to our consolidated financial statements, included in this Report.

THREE-MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended June 30, 2006 and 2005 product revenues were $6,883 and $17,912, respectively. This decrease of $11,029 or 62% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For the three months ended June 30, 2006 and 2005 we recognized as licensing revenue $289,279 and $343,817 of the cash payments received from Auxilium in calendar years 2005 and 2004, respectively. This decrease of $54,538 or 16% was primarily due to an extension of the development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended June 30, 2006 and 2005 consulting revenue was $70,000 and none, respectively. This increase in consulting revenues was the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $247,847 and $114,830 respectively, for the three months ended June 30, 2006 and 2005 an increase in the second quarter of 2006 of $133,017 or 116%. The increase in research and development expenses was primarily due to external development work which was partially offset by a decrease in research and development personnel costs.

General and Administrative Expenses

General and administrative expenses were $845,271 and $532,502 for the three months ended June 30, 2006 and 2005, respectively, which was an increase in the second quarter of 2006 of $312,769 or 59%. The increase in general and administrative expenses is primarily due to consulting expenses and legal and patent expenses.

Other Income (expense), net

Other income (expense), net, was $64,297 and $(83,792) for the three months ended June 30, 2006 and 2005, respectively. Other income, net during the second quarter of 2006 was primarily due to interest earned on our investments. Other expense, net during the second quarter of 2005 was primarily due to interest expense related to the amortization of the 12% senior secured convertible note borrowed in June 2003 (“2003 Convertible Note”), which had been outstanding during the second quarter of 2005, a $100,000 promissory note, bearing interest at 8%, to a individual lender and the interest associated the remaining balance of a loan from Korpodeko.

Income Taxes

The expense for income taxes for the three months ended June 30, 2006 and 2005 was zero. We recorded no income tax benefit in each period because of uncertainties with respect to the timing of future utilization of net operating loss benefit.

SIX-MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the six months ended June 30, 2006 and 2005 product revenues were $13,676 and $27,180, respectively. This decrease of $13,504 or 50% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For the six months ended June 30, 2006 and 2005 we recognized as licensing revenue $578,558 and $579,006 of the cash payments received in calendar years 2005 and 2004, respectively. This slight decrease of $448 was primarily due to an extension of the development period which was partially offset by the timing of the additional milestone payments received in 2005 under the Auxilium Agreement..

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the six months ended June 30, 2006 and 2005 consulting revenue was $93,333 and none, respectively. This increase in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $993,212 and $265,581 respectively, for the six months ended June 30, 2006 and 2005 an increase of $727,631 or 274%. The increase in research and development expenses were primarily due to research and development license expense and employee stock-based compensation expense and external development, which were partially offset by a decrease in research and development personnel costs.
.
General and Administrative Expenses

General and administrative expenses were $1,817,666 and $1,026,802 for the six months ended June 30, 2006 and 2005, respectively, which was an increase of $790,864 or 77%. The increase in general and administrative expenses is primarily due to employee stock-based compensation expense, legal and patent expenses and consulting expenses.

Other Income (expense), net

Other income (expense), net, was $81,617 and ($159,276) for the six months ended June 30, 2006 and 2005, respectively. Other income, net during for the 2006 period was primarily due to interest earned on our investments. Other expense, net for the 2005 period was primarily due to interest expense related to the amortization of the 12% senior secured convertible note borrowed in June 2003 (“2003 Convertible Note”), which had been outstanding during the during the six months of 2005, a $100,000 promissory note, bearing interest at 8%, to a individual lender and the interest associated the remaining balance of a loan from Korpodeko.

Income Taxes

The expense for income taxes for the six months ended June 30, 2006 and 2005 was zero. We recorded no income tax benefit in each period because of uncertainties with respect to the timing of future utilization of net operating loss benefit.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues and royalties under agreements with third parties. At June 30, 2006 and December 31, 2005, we had cash and cash equivalents in the aggregate of $6,132,106 and $539,380, respectively.

Continuing Operations

Net cash used in operating activities for the six months ended June 30, 2006 was $1,333,370 as compared to net cash provided by operating activities in the 2005 period of $1,255,587.  In the 2006 period, as compared to the 2005 period, the changes in net cash from operating activities was primarily attributable to an increases in deferred revenue in the 2005 period due to the payments received by us under the Auxilium Agreement, accounts receivable associated with consulting services under the Asset Purchase Agreement partially offset by increased costs related to our general and administrative operations and accounts payable and accrued expenses related to a research and development license.

Net cash provided by investing activities for the six months ended June 30, 2006 was zero as compared to net cash used in investing activities of $4,450 in 2005 period. The net cash used in investing activities in the 2005 period was primarily the result of capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2006 of $83,406 was primarily the result of the issuance of treasury stock to our minority shareholders related to the Asset Purchase Agreement as compared to net cash used in financing activities for the 2005 period of $1,620,183. Net cash used in the 2005 period was primarily due to the repayment of $1,575,000 in connection with the 2003 Convertible Note and a $100,000 promissory note from an individual lender, which was partially offset by deferred loan costs associated with the 2003 Convertible Note.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash provided by operating activities from discontinued operations in the 2006 and 2005 periods were $950,789 and $465,854, respectively.

Net cash provided by investing activities from discontinued operations in the 2006 and 2005 periods were $6,058,713 and $246,509, respectively.

Net cash used in financing activities from discontinued operations in the 2006 and 2005 periods were zero and $182,000.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company engaged in the following issuance of unregistered securities, as described below.

Stock Issued in Lieu of Services

In May 2006, the Company issued a total of 7,500 restricted shares to an individual who performed personal services for the Company’s former Chairman and CEO for a total fair market value of $7,875.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP. (Registrant)
Date: June 1, 2007	/s/ Thomas L. Wegman Thomas L. Wegman President (Principal Executive Officer and Principal Financial Officer)