Form 10KSB/A
period 2005-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-08-28
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to
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

EXPLANATORY NOTE:

The accompanying Form 10-KSB reports the annual consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 including a restatement of the one year period ended December 31, 2003, in addition to summary quarterly financial information for the quarterly periods of 2005 and 2004.

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

Selected Financial Data

The following selected consolidated financial data for each of the four years in the periods ended December 31, 2005, 2004 and restated 2003 and January 31, 2003 were derived from the audited consolidated financial statements and includes all audited prior period adjustments for the year ended December 31, 2003. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto, in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information appearing elsewhere in this Report.

	Twelve months ended December 31,			Twelve months ended January 31,
	2005	2004	Restated 2003	2003
Revenues:
Net sales	$3,137,978	$1,664,779	$1,555,625	$1,938,706
Licensing fees	1,266,641	387,045	-	-
Royalties	1,073,620	784,933	1,683,915	2,140,534
	5,478,239	2,836,757	3,239,540	4,079,240

Costs and expenses:
Cost of sales	3,622,775	3,052,492	2,837,986	3,205,235
Research and development	686,464	1,057,009	935,443	1,069,045
General and administrative	2,289,160	2,094,424	2,632,399	3,045,319
	6,598,399	6,203,925	6,405,828	7,319,599
Operating loss	(1,120,160)	(3,367,168)	(3,166,288)	(3,240,359)

Other income (expense):
Investment income	2,406	196	109,635	23,462
Interest expense	(177,764)	(369,778)	(213,677)	(46,556)
Other expense	(2,519)	-	-	-
	(177,877)	(369,582)	(104,042)	(23,094)

Loss before benefit (expense) for income tax	(1,298,037)	(3,736,750)	(3,270,330)	(3,263,453)
Income tax benefit (expense)	(6,118)	-	(13,000)	260,464

Loss before minority interest	(1,304,155)	(3,736,750)	(3,283,330)	(3,002,989)
Minority interest in loss of consolidated subsidiaries	7,409	78,009	83,787	78,220

Net loss	$(1,296,746)	$(3,658,741)	$(3,199,543)	$(2,924,769)

Basic and diluted net loss per share	$(0.26)	$(0.75)	$(0.68)	$(0.64)

Shares used in computation of basic and diluted net loss per share	4,989,538	4,903,773	4,734,867	4,564,336

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

RESULTS OF OPERATIONS

RESTATED CALENDAR YEAR ENDED DECEMBER 31, 2003 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 2003

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

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH RESTATED YEAR ENDED DECEMBER 31, 2003

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

Item 8A. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that (i) our controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and (ii) our controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this Report has been recorded, processed, summarized and reported as of the end of the period covered by this Report.

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

•
In order to minimize the risk of loss, the Audit Committee mandated in 2006 that non-recurring payments over $10,000 require Board approval and that all checks in excess of $10,000 require two signatures. We implemented the dual signature requirement until the termination of our CFO. After the termination of our CFO, such amounts require approval by one member of our Audit Committee.

•
We did not maintain effective control of our capital structure, resulting in the issuance of 56,388 shares of our common stock by management, without Board approval, to an outside consultant who provided personal services to our former Chairman and CEO in addition to providing services to the Company. In addition, the value of these services were not recorded as compensation to our former Chairman and CEO for tax purposes in prior years. In 2006, we recorded $73,882 in additional compensation to our former Chairman and CEO. In addition, management, without proper Board approval, extended the exercise period of 148,800 incentive stock options to January 2006, April 2007 and July 2007 for three former employees beyond that allowed by the various stock option plans that were approved by stockholders resulting in an expense of $59,326.  The Audit Committee subsequently implemented controls in order to prevent the recurrence of such actions without the prior approval of the Compensation Committee.

•
Based on the advice of former legal counsel the Company issued 127,419 freely tradable securities to its employees from treasury stock. We have since been advised by our current legal counsel that such issuances are not permitted and we have since discontinued such practice.

•
In June 2005 our former Chief Financial Officer (“CFO”) was issued by the Company and improperly sold, based on the advice of former legal counsel, 14,819 shares at a fair market value of $13,485 with an issuance value of $15,560. In July 2006 the former CFO sold 10,000 shares at a fair market value of approximately $9,600 with an issuance value of $15,000. In December 2006, our insider trading policy was revised to require the approval of our current legal counsel prior to executing any such transactions.

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

•
We did not adequately monitor the business expenses of our officers who were also our directors at the time. The independent Board members have mandated that such expenses be reviewed and approved by our CFO. Following the termination of our CFO, such expenses require approval by one member of our Audit Committee. We believe these amounts are less than $100,000 per year in the aggregate.

•
The Company has not filed either its federal or state corporate tax returns since the calendar year 2002 but has paid the estimated tax due New York state. However, due to the existence of net operating loss and tax credit carry forwards, the Company believes that no tax is due for those years. The Company plans to file these returns and to pay any associated fines therewith.

There have been changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the fourth fiscal quarter  of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Specifically we have made the following changes

•
In response to the identified material weaknesses, our management, with oversight from our Audit Committee, has dedicated additional resources and engaged external consultants to support management in its efforts to improve our control environment. We have replaced both internal staff and external consultants with experienced external consultants. As we have only five employees as of fiscal year end 2005, we will be utilizing external consultants unless and until the business model allows for full time accounting staff to support the CFO.   Following the termination of our CFO, the Company has relied more heavily on such external consultants. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

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

/s/ Bloom & Co., LLP

Certified Public Accountants
Hempstead, New York
February 27, 2007

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

	Years ended December 31,
	2005	2004	Restated 2003
Assets
Current assets:
Cash and cash equivalents	$539,380	$1,345,800	$268,998
Marketable securities	-	3,026	3,026
Accounts receivable, net	445,141	160,777	306,786
Inventories, net	2,616,716	2,005,263	880,452
Prepaid expenses and other current assets	129,234	109,041	108,540
Total current assets	3,730,471	3,623,907	1,567,802

Other assets - loan costs	-	54,817	193,707
Construction in Progress	59,106	-	-
Property, plant and equipment, net	2,795,355	3,395,391	3,845,103
Total assets	6,584,932	7,074,115	5,606,612

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,638,832	2,494,168	2,048,812
Deferred revenue	2,137,517	985,755	45,000
Deferred employee stock bonus plan	168,900	-	-
Notes payable to related parties	69,894	67,839	20,953
Short-term debt - Korpodeko	-	182,000	364,000
Short-term debt - promissory note	-	100,000	100,000
Total current liabilities	5,015,143	3,829,762	2,578,765

Deferred revenue - license fees	4,753,797	3,672,200	-
Minority interest in subsidiaries	(2,064)	5,345	83,354
Deferred Compensation	22,210	22,210	-
Senior secured convertible 12% note, net of discount	-	1,504,863	1,364,591

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,362,716, 5,333,841 and 5,249,528 shares issued and outstanding at December 31, 2005, 2004 and 2003 respectively	5,363	5,334	5,250
Additional paid-in capital	4,224,964	4,250,509	4,144,207
Retained earnings	(4,877,590)	(3,580,844)	77,897
Treasury stock, 346,561 shares at cost as of December 31, 2005 and 361,380 shares at cost as of December 31, 2004 and 2003	(1,832,864)	(1,911,237)	(1,911,237)
Notes receivable from former Chairman and CEO and other related party	(724,027)	(724,027)	(736,215)
Total stockholders' equity	(3,204,154)	(1,960,265)	1,579,902

Total liabilities and stockholders’ equity	$6,584,932	$7,074,115	$5,606,612

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations

	Twelve months ended December 31,
	2005	2004	Restated 2003
Revenues:
Net sales	$3,137,978	$1,664,779	$1,555,625
Licensing fees	1,266,641	387,045	-
Royalties	1,073,620	784,933	1,683,915
	5,478,239	2,836,757	3,239,540

Costs and expenses:
Cost of sales	3,622,775	3,052,492	2,837,986
Research and development	686,464	1,057,009	935,443
General and administrative	2,289,160	2,094,424	2,632,399
	6,598,399	6,203,925	6,405,828
Operating loss	(1,120,160)	(3,367,168)	(3,166,288)

Other income (expense):
Investment income	2,406	196	109,635
Interest expense	(177,764)	(369,778)	(213,677)
Other expense	(2,519)	-	-
	(177,877)	(369,582)	(104,042)

Loss before benefit (expense) for income tax	(1,298,037)	(3,736,750)	(3,270,330)
Income tax benefit (expense)	(6,118)	-	(13,000)
	(1,304,155)	(3,736,750)	(3,283,330)

Loss before minority interest	(1,304,155)	(3,736,750)	(3,283,330)
Minority interest in loss of consolidated subsidiaries	7,409	78,009	83,787

Net loss	$(1,296,746)	$(3,658,741)	$(3,199,543)

Basic and diluted net loss per share	$(0.26)	$(0.75)	$(0.68)

Shares used in computation of basic and diluted net loss per share	4,989,538	4,903,773	4,734,867

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Twelve months ended December 31,
Cash flows from operating activities:	2005	2004	Restated 2003
Net loss	$(1,296,746)	$(3,658,741)	$(3,199,543)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	653,209	644,359	699,129
Options and warrants issued for services	-	-	14,000
Issuance of stock for services	16,125	40,960	15,000
Issuance of treasury stock as employee bonus	22,969	-	-
Amortization of loan discount	70,137	140,272	70,137
Deferred compensation	-	22,210	-
Minority interest in loss of subsidiaries	(7,409)	(78,009)	(83,787)
Changes in operating assets and liabilities:
Accounts receivable	(284,364)	146,009	562,024
Marketable securities	3,026	-	-
Inventories	(611,453)	(1,124,811)	(231,572)
Prepaid expenses and other current assets	(20,194)	(501)	(74,392)
Accounts payable and accrued expenses	144,644	445,356	264,156
Deferred revenue	2,233,359	4,612,955	-
Deferred employee stock bonus plan	168,900	-	-
Income taxes	-	-	417,000
Net cash provided by (used in) operating activities	1,092,223	1,190,059	(1,547,848)

Cash flows from investing activities:
Net (increase) decrease of notes receivable from former Chairman and CEO	-	12,189	394,093
Expenditures for property, plant and equipment	(112,279)	(194,647)	(16,189)
Net cash provided by (used in) investing activities	(112,279)	(182,458)	377,904

Cash flows from financing activities:
Interest accrued on notes payable to related parties	2,055	1,886	6,443
Increase in short-term debt	-	45,000	100,000
Decrease in short-term debt	(282,000)	(182,000)	(91,000)
Increase (decrease) in senior secured convertible debt	(1,575,000)	-	1,575,000
Proceeds from issuance of common stock	13,763	65,425	295
Deferred loan costs, net	54,817	138,890	(193,707)
Net cash provided by (used in) financing activities	(1,786,365)	69,201	1,397,031

Effect of exchange rates on cash and equivalents	-	-	(8,988)
Increase (decrease) in cash and cash equivalents	(806,420)	1,076,802	218,099
Cash and cash equivalents at beginning of year	1,345,800	268,998	50,899
Cash and cash equivalents at end of year	539,380	1,345,800	268,998

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$211,568	$157,599

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Shares	Amount	Additional Paid in Capital	Retained Earnings
Balances - December 31, 2002	4,939,216	$4,939	$3,834,677	$3,277,440
Foreign currency translation	-	-	-	-
Consultant option grants	15,000	15	14,985	-
Bio Partners loan/discount	295,312	296	280,545	-
Issuance of warrants, options	-	-	14,000	-
Proceeds from former Chairman and CEO	-	-	-	-
Net loss	-	-	-	(3,199,543)
Balances - Restated December 31, 2003	5,249,528	$5,250	$4,144,207	$77,897
Shares for services	18,888	19	40,941	-
Exercise of options	65,425	65	65,360	-
Proceeds from former Chairman and CEO	-	-	-	-
Net loss	-	-	-	(3,658,741)
Balances - December 31, 2004	5,333,841	$5,334	$4,250,508	$(3,580,844)
Shares for services	15,000	15	16,110	-
Exercise of options	13,875	14	13,749	-
Proceeds from former Chairman and CEO	-	-	-	-
Issue of treasury shares	-	-	(55,404)	-
Net loss	-	-	-	(1,296,746)
Balances - December 31, 2005	5,362,716	$5,363	$4,224,963	$(4,877,590)

	Treasury Stock	Due from Chairman	Currency Translation	Shareholder Equity Total	Comprehensive Income (loss)
Balances - December 31, 2002	(1,911,237)	(1,130,308)	8,988	4,084,498	--
Foreign currency translation	--	--	(8,988)	(8,988)	(8,988)
Consultant option grants	--	--	--	15,000	--
Bio Partners loan/discount	--	--	--	280,841	--
Issuance of warrants, options	--	--	--	14,000	--
Proceeds from former Chairman and CEO	--	394,093	--	394,094	--
Net loss	--	--	--	(3,199,543)	(3,199,543)
Balances - Restated December 31, 2003	(1,911,237)	$(736,215)	$-	$1,579,902	$(3,208,531)
Shares for services	-	-	-	40,960	-
Exercise of options	-	-	-	65,425	-
Proceeds from former Chairman and CEO	-	12,188	-	12,189	-
Net loss	-	-	-	(3,658,741)	(3,658,741)
Balances - December 31, 2004	(1,911,237)	$(724,027)	$-	$(1,960,265)	$(6,867,272)
Shares for services	-	-	-	16,125	-
Exercise of options	-	-	-	13,763	-
Proceeds from former Chairman and CEO	-	-	-	--	-
Issue of treasury shares	78,373	-	-	22,969	-
Net loss	-	-	-	(1,296,746)	(1,296,746)
Balances - December 31, 2005	(1,832,864)	$(724,027)	$-	$(3,204,154)	$(8,164,018)

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and Restated 2003
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

Year Ended	December 31, 2005	December 31, 2004	Restated December 31, 2003

Net loss as reported	$(1,296,746)	$(3,658,741)	$(3,199,543)
Deduct: Total stock-based employee compensation
expenses determined under fair value based method for
all awards, net effect of minority interest	(105,587)	(236,573)	(221,361)
Pro forma net loss	$(1,402,333)	$(3,895,314)	$(3,420,904)
Basic and diluted net loss per share:

As reported
Basic and diluted	$(0.26)	$(0.75)	$(0.68)

Pro forma
Basic and diluted	$(0.28)	$(0.79)	$(0.72)

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

Potential Product Liability

The sale of our topical collagenase product, as well as the development and marketing of any potential products of the Company, exposes us to potential product liability claims both directly from patients using the product or products in development, as well as from our agreement to indemnify certain distributors of the product for claims made by others. We have product liability insurance, which covers the use of our licensed topical collagenase product and clinical experiments of potential products in the U.S. No known claims are pending against us at the current time. Our insurance policy has a limit of $3 million and is renewed annually during the month of February.

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

Date:  August 28, 2007

BIOSPECIFICS TECHNOLOGIES CORP.
By:	/s/ Thomas L. Wegman
Thomas L. Wegman
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Thomas L. Wegman	President (Principal Executive Officer and Principal Financial Officer)
Name: Thomas L. Wegman /s/ Thomas L. Wegman
Name: Thomas L. Wegman /s/ Henry Morgan	Director
Name: Henry Morgan /s/ Michael Schamroth	Director
Name: Michael Schamroth /s/ Paul Gitman	Director
Name: Paul Gitman	Director