Form 10KSB
period 2006-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-09-26
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Yes___  No  X

The issuer’s revenues from continuing operations for the year ending December 31, 2006 are $1,916,918.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 4, 2007. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $13,763,502.

The number of shares outstanding of the issuer's common stock as of September 4, 2007 is 5,316,101.

i

Introductory Comments – Terminology

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

Introductory Comments – Forward-Looking Statements

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

PART I

Item 1.  DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial had been initiated and was put on clinical hold.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren’s disease.

Marketed Product

Prior to the sale of our collagenase topical business to DFB Biotech, Inc. and its affiliates (“DFB”) in March 2006, we had been in the business of manufacturing the active pharmaceutical ingredient (“API” or “API Enzyme”) for a topical collagenase prescription product. We had developed and achieved Food and Drug Administration (“FDA”) approval for the topical collagenase prescription product. This topical collagenase product is an FDA approved biologic product indicated for debridement of chronic dermal ulcers and severely burned areas. Abbott Laboratories, Inc. and its subsidiaries (“Abbott”), under the terms of an exclusive licensing agreement (the "Abbott Agreement"), compounded the API into a topical collagenase ointment utilizing the API Enzyme manufactured by us.

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

Development of Injectable Collagenase for Multiple Indications

We are developing an injectable collagenase for multiple indications. The most advanced indications are for the treatment of Dupuytren’s disease, Peyronie’s disease and frozen shoulder. In June 2004, we entered into a development and licensing agreement with Auxilium, which was amended on May 10, 2005 (the “Auxilium Agreement”). Under the Auxilium Agreement, we have granted Auxilium an exclusive worldwide license to develop products containing our injectable collagenase for the treatment of Dupuytren’s disease and Peyronie's disease and the option to develop and license the technology for use in additional indications other than dermal formulations labeled for topical administration.  In December of 2005, Auxilium exercised its option to include the clinical indication of frozen shoulder. The Auxilium Agreement and other licensing agreements are discussed more fully in this Item 1, under the section titled “Licensing and Marketing Agreements.”

In its current report on Form 8-K filed on June 14, 2007, Auxilium stated:

“We believe that AA4500 has significant commercial potential:

--450,000 potential patients annually in U.S. and EU for Dupuytren’s disease & Peyronie’s indications -> $1 Billion opportunity based on market research and analysis

--Potential to replace surgery

--Great fit for Speciality Biopharmaceutical Company

--Worldwide rights offer options to build company or generate cash.”

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

Phase III Clinical Trials

Phase III clinical results with injectable collagenase manufactured by us were published in the July-August 2007 issue of the Journal of Hand Surgery.  The study was designed and monitored by us in collaboration with Marie Badalamente, PhD and Lawrence Hurst, MD who are clinical investigators from the Department of Orthopaedics, at the State University of New York, Health Science Center Stony Brook, New York.  Auxilium issued a press release on July 24, 2007 based on their statistical analysis of the results.

Thirty-three of 35 patients who entered the double-blind phase of the trial completed the study and 19 of them entered the open label extension.  In the double blind phase of the study, 23 patients received injectable collagenase and 12 received placebo. The results show that 21 of 23 patients (91%) treated with up to 3 injections of injectable collagenase achieved clinical success (reduction in joint contracture to within 0° to 5° of normal) in the double-blind phase. 12 of 14 (86%) of metacarpophalangeal (“MP”) joints and 9 of 9 (100%) proximal intraphalangeal (“PIP”) joints were successfully treated. No patient treated with placebo achieved clinical success.

Of the 19 patients entering the open label phase, 15 had previously received placebo, and 4 had received active drug but required further treatment due to incomplete success or treatment failure or needed treatment for other contractures. 17 of 19 patients (89%) receiving up to 3 injections of injectable collagenase achieved clinical success in at least one treated joint in the open label phase. 14 of 16 (88%) of MP joints and 13 of 19 (68%) PIP joints were successfully treated.

During the double blind and extension phases, the mean number of injections needed to achieve clinical success was 1.5 and 1.4 respectively.  Clinical success was achieved in a median of 8 days during the double blind phase. The time to clinical success ranged between 1 and 29 days in the open label extension phase of the study.

An evaluation of the long- term durability of treatment was conducted for patients treated in this Phase III trial and its open label extension. At the 24-month follow up, recurrence of contracture of at least 20° was favorable compared to the long-term results observed post surgery according to the investigators. Of the 54 successfully treated joints, all were followed up for 24 months. Over the 24- month period, 5 joints (9%) had a recurrence.  Dr. Badalamente stated that reported recurrence rates post surgery vary widely from 27% to 80%.

The most common adverse events were pain and swelling of the hand at the injection site, and, and post-injection temporary swelling of a modest nature in the lymph node area of the armpit. There were no nerve or arterial injuries. Adverse events were generally mild to moderate in nature and resolved without treatment within 30 days.

In a press release dated July 31, 2007 Auxilium released information related to the latest Phase III clinical trials conducted with injectable collagenase.

Auxilium discussed the results of the suspended clinical trials of XIAFLEX for the treatment of Dupuytren's contracture conducted in the fourth quarter of 2006 after they had reviewed the data to assess key findings prior to the expected initiation of new trials later this year. A total of 30 patients were treated; 22 received XIAFLEX and 8 received placebo injections. Two of the patients who received XIAFLEX received two injections in a primary joint; one patient received one injection in a primary joint and one injection in a secondary joint; and the other 19 patients all received a single injection of XIAFLEX into a primary joint. The data indicate that 14 of the 22 (64%) patients injected with XIAFLEX achieved clinical success, defined as reduction of the contracture to zero to five degrees of normal. None of the patients that received placebo injections achieved clinical success. No serious adverse events related to study drug were reported, and adverse events included injection site pain, contusions and edema.

Phase II Trials

A Phase II clinical study was designed to evaluate the relative safety and efficacy of collagenase compared to placebo injection in improving the degree of flexion deformity, and range of finger motion in patients with Dupuytren’s disease. The investigation was carried out as a randomized, double-blind placebo-controlled clinical trial using collagenase or placebo. Thirty-six MP patients and thirteen PIP patients were enrolled in the study. The success rate was determined one month after the first injection of collagenase or placebo.  The overall success rate, defined by the primary endpoint of reduction in contracture to 0º–5º, was fourteen out of eighteen patients (78%) for MP joints (p=0.001) and approximately 70% for PIP joints. Adverse events reported during this protocol included pain and swelling of the hand, bruising, and post-injection self-limiting swelling of the lymph nodes. Some patients experienced transient increases in blood pressure on the day of injection, which were attributed to anxiety in anticipation of the treatment.  Only one serious adverse event was reported and it was not attributed to the study drug by the clinical investigator.

This study demonstrated a statistically significant reduction in contracture to within 0º-5° of normal at day 30 and improved range of motion at 7 and 14 days and at day 30 after a single injection of collagenase into the cord affecting the MP joint.

A second Phase II study designed as a double-blind, randomized, parallel group, placebo-controlled, dose response clinical trial was conducted.  Fifty-five MP patients and twenty-five PIP patients with a mean baseline fixed flexion deformity of forty-nine degrees were enrolled in the study at two centers. Patients were treated with low (2,500), mid (5,000) or high (10,000) number of units of collagenase or placebo.  The overall success rate and primary endpoint was defined as reduction in contracture to within 0º–5º 30 days after the first injection.

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

Development Status

On November 20, 2006, Auxilium announced that they had initiated a Phase III clinical trial for Dupuytren’s disease. Auxilium issued a press release dated December 6, 2006 and announced that it had temporarily suspended the dosing of patients in its ongoing Phase III trial for AA4500 for the treatment of Dupuytren's contracture in response to a visual appearance failure of the lyophilized material in some vials of AA4500 for use in the clinical trial. Auxilium said that they were conducting an investigation to determine the cause of this failure and they believe that it is likely related to the higher than expected moisture content within the vial.  Based on tests conducted, Auxilium has excluded container closure as a cause and believes that the issue is related to the lyophilization process and/or equipment. The issue was identified as part of routine ongoing stability testing.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren’s disease.

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

Development Status

Auxilium reported in its Form 10-Q filed on August 8, 2007 that they will initiate a Phase IIb trial for Peyronie’s disease in the first or second quarter of 2008.

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

Scarred Tendon

Traumatic injuries to the hand may result in an inability to return to normal function due to scar formation between flexor tendon and surrounding tissues. Scarring frequently results in the formation of adhesions, which complicates the ability of the tendon to glide further impairing finger movement. Surgical repairs of the flexor tendon are notably difficult because of the post-traumatic accumulation of scar tissue, as such it is considered to be one of the most difficult issues in orthopaedic surgery. An open label clinical investigation has been conducted to determine if collagenase injection can be of help to patients with scarred flexor tendons. We are in the process of closing out the clinical investigation.

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

Finally, Auxilium will be obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. Through December 31, 2006, Auxilium paid us both up-front and milestone payments under the Auxilium Agreement of $8.5 million. Auxilium could make in excess of $5 million of additional contingent milestone payments for listed indications under the Auxilium Agreement if all existing conditions are met.

Additional milestone obligations will be due if Auxilium exercises an option to develop and license XIAFLEX for additional medical indications.
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

Our obligation to pay royalties to the Research Foundation with respect to sales by the Company, its affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Orphan Product Division with respect to the Licensed Product or (iii) June 3, 2016.

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

Unless terminated earlier in accordance with its termination provisions, the Frozen Shoulder License Agreement and licenses granted thereunder will continue in effect until the termination of our royalty obligations. Thereafter, all licenses granted to us under the Frozen Shoulder License Agreement will become fully paid, irrevocable exclusive licenses.

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

In 2006, the Company invested $1,217,306 in research and development activities.

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

Frozen Shoulder

We have supplied requisite study drug, initiated and monitored a Phase II clinical trial using the injectable enzyme in the treatment of frozen shoulder.  Three different doses of the enzyme were compared to placebo in this double-blind, randomized trial in 60 patients. The results from this trial suggest that local injection of the enzyme are encouraging and may be effective in patients suffering from frozen shoulder. Additional studies are needed to assess the optimal dose and dosing regimen of injectable collagenase in this indication.  In its press release dated December 20, 2005, concurrent with its exercise of its option with respect to frozen shoulder, Auxilium reported: “AA4500 is a very important product candidate for Auxilium, and we believe the addition of a third indication for this development program enhances the commercial potential of AA4500.” In their current report on Form 8-K filed on June 14, 2007, Auxilium stated that an estimated 3% of people develop frozen shoulder over their lifetime.

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

Cellulite

As described in this Item 1, under the section titled “Other Clinical Indications for Collagenase,” we have referenced the promising open label clinical trial results for treatment of cellulite with injectable collagenase. We are currently planning for a Phase II study for the treatment of cellulite with injectable collagenase, subject to the availability of suitable clinical material.

Scarred Tendon

Traumatic injuries to the hand may result in an inability to return to normal function due to scar formation between flexor tendon and surrounding tissues.  Scarring frequently results in the formation of adhesions, which complicates the ability of the tendon to glide further impairing finger movement.  Surgical repairs of the flexor tendon are notably difficult because of the post-traumatic accumulation of scar tissue, as such it is considered to be one of the most difficult issues in orthopaedic surgery. We have supplied requisite study drug and we monitor an open-label clinical investigation with collagenase for the treatment of scarred tendons in the hand. An open label clinical investigation has been conducted by independent investigators to determine if collagenase injection can be of help to patients with scarred flexor tendons.  We are in the process of closing out the clinical investigation.

New Products

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

We use, and will continue to use, third-party manufacturers to produce our products in clinical quantities.  Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA/BLA, including withdrawal or recall of the product from the market or other voluntary or FDA-

initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

INTELLECTUAL PROPERTY AND RIGHTS

PATENT PROTECTION

Patents

We are the assignee or licensee of six U.S. patents, four of which have received patent protection in various foreign countries. In addition, we have licenses to another patent under application. There can be no assurances when, if ever, such patent will be issued, or that such patent, if issued, will be of any value to us.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s and Peyronie’s diseases as well as frozen shoulder. In addition to the marketing exclusivity which comes with its orphan drug status as a treatment for Dupuytren’s and Peyronie’s diseases, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Dupuytren’s disease and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. The patent relating to Dupuytren’s disease has been the subject of a reissue application in the USPTO for, among other things, the purpose of submitting prior art that was not previously submitted during the prosecution of the Dupuytren’s patent. The USPTO issed a Notice of Allowance for this patent in May 2007. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s and Peyronie’s diseases within certain dose ranges. Foreign patents also cover these products in certain countries.

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

EMPLOYEES

Following the sale of the collagenase topical business to DFB in March, 2006, the total number of our employees decreased to six and with the death of Edwin H. Wegman on February 16, 2007, and the termination of Lawrence Dobroff on May 7, 2007 we now have four employees. All of our employees are full time employees.

CORPORATE INFORMATION

BioSpecifics Technologies Corp. was incorporated in Delaware in 1990. ABC-NY was incorporated in New York in 1957.  ABC-Curaçao was incorporated in Curaçao, Netherlands Antilles in 1976.  Our corporate headquarters are located at 35 Wilbur St., Lynbrook, NY 11563. Our telephone number is 516-593-7000. Until March 2006, our manufacturing operations were located in Lynbrook, NY and Brievengat Curacao, Netherlands Antilles.

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

On December 6, 2006 Auxilium announced the suspension of its Phase III clinical trial for Dupuytren’s disease.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren’s disease.  The failure of Auxilium to adhere to its schedule regarding its Phase III clinical trial will have an effect on the timing of our receipt of milestone and royalty payments from Auxilium.

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

Auxilium has disclosed in its securities filings a number of risk factors to consider when evaluating its business and future prospects. Given our dependence upon revenue from Auxilium, Auxilium’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. As such, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included on Form S-3 filed on August 27, 2007.

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

Following the sale of our topical business to DFB, we retained only six employees (and with the death of Edwin H. Wegman and termination of Lawrence Dobroff, we now have only four employees) and the sources of revenue described above. Because we have limited internal research capabilities, we are dependent upon independent investigators, pharmaceutical and biotechnology companies and other researchers to conduct clinical trials, sell or license products or technologies to us.

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

•
the scope, rate of progress, cost and results of our clinical trials on remaining Additional Indications, including lipomas and cellulite, and whether Auxilium exercises its option to acquire rights to them;

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

As of December 31, 2006 our former Chairman and CEO owed to us an aggregate amount of $1,016,595.  We entered into an amended and restated promissory note for this amount with our former Chairman and CEO, which is secured by a pledge of 100% of the shares of The S.J. Wegman Company.  At December 31, 2006 the total number of shares pledged, 1,843,327, have a current market value of $3.80 per share. His death has resulted in the immediate obligation of his estate to repay the loan.  However, it is uncertain whether his estate will be able to repay the loan and, if so, on what terms.  His death has also resulted in the dissolution of The S.J. Wegman Company, which triggered a default under the pledge agreement, giving our board of directors (the “Board” or “Board of Directors”) the right to vote the pledged shares.  However, it is unclear as a practical matter whether the Company will be able to foreclose on the pledge.  Our inability to collect this debt may create a financial hardship for us. Given his beneficial ownership and/or control of a significant portion of the Company’s stock, the death of our former Chairman and CEO may affect the control of the Company and the ability of the Company to obtain majority stockholder consent for certain actions.  Thus, the death of our Chairman and CEO may adversely affect our stock price.

Because of the age of some of our independent Board members, we may have to find replacements shortly, and due to our financial condition and Securities and Exchange Commission (“SEC”) compliance history this may be difficult, which could impact our ability to be re-listed on another securities exchange.  None of the independent Board members, who are also the members of the Audit Committee is a financial expert, as required by certain exchanges.  With the election of Toby and Mark Wegman to the Board of Directors on June 25, 2007, we no longer have a majority of independent directors, as required by certain exchanges.

The three independent members of our Board, who are also members of our audit committee (the “Audit Committee”), are sixty-six, sixty-six and eighty-six years old, respectively, as of December 31, 2006. Upon the retirement, incapacity or death of one or more of our independent Board members, we would have to find replacements in a short period of time. In addition, none of the members of the Audit Committee is a financial expert, which is required by certain exchanges. With the election of Toby and Mark Wegman to the Board of Directors on June 25, 2007, we no longer have a majority of independent Board directors, as required by certain exchanges.  As of the date hereof, we are not current in our SEC filings. In light of our financial condition and SEC compliance history, it may be difficult to find any replacements for our independent Board members. If we fail to find replacements in a timely manner, or fail to recruit a financial expert for the Audit Committee or fail to recruit another independent Board member, it could negatively impact our ability to list on certain exchanges and our stock price.

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

We are a relatively small company and we rely heavily on third parties and outside consultants to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002 (“SOX”), some of which have either only recently been adopted or are currently proposals subject to change. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or list our securities on certain securities exchanges. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOX until December 31, 2007 at the earliest, preparations for the issuance of this report will result in increased costs to us. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

We have, and will continue to incur, significant costs to bring the company current in its SEC filings and to list our stock on certain securities exchanges.  In addition, there can be no assurance that we will be successful in  such listing.

We are not current in our SEC filings and we have incurred, and will continue to incur, significant costs to become current and to list our stock on certain securities exchanges. There are no assurances that we will be successful in bringing the company current or listing our stock.  Continued failure to comply with SEC filing requirements could expose us to SEC enforcement action and makes it difficult to comply with the requirements relating to the solicitation of proxies from our stockholders.

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

Risks Related to our Common Stock

If securities analysts do not publish research or reports about our business or if they downgrade us or our or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business.  We are not currently covered by any research analysts.  Furthermore, if the analysts who cover us in the future downgrade us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline.

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

We cannot assure you that our common stock will become listed on a securities exchange.

We plan to seek listing of our common stock on the OTC Bulletin Board or the OTCQX as soon as reasonably practicable.  We do not currently meet the listing standards of any other stock exchanges and cannot assure you when or if we will meeting such listing standards, or that we will be able to maintain a listing of our common stock if we do meet such listing standards.

Our common stock may be considered “penny stock.”

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  If the market price of our common stock is less than $5.00 per share, then it will be considered “penny stock.”  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase those types of securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

We have no current plan to pay dividends on our common stock and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our common stock.  Therefore, investors will not receive any funds absent a sale of their shares.  We cannot assure investors of a positive return on their investment when they sell their shares nor can we assure that investors will not lose the entire amount of their investment.

Ouroutstanding stock options could have a possible dilutive effect.

As of December 31, 2006, stock options to purchase 1,281,125 shares of common stock were outstanding. In addition, as of December 31, 2006 a total of 896,199 stock options were available for grant under our stock option plans.  The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.  Until the Company becomes current in its SEC filings, however, we will not be able to issue any freely tradable stock upon the exercise of these options.  As a result of this, we may choose to extend the exercise period for certain expiring options, which could result in an unfavorable accounting charge.

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

As of June 30, 2007, our executive officers, directors and their affiliates, in the aggregate, beneficially own shares representing approximately 50.7% of our common stock, although the death of Edwin H. Wegman, our former Chairman and CEO, may result in a change of control of certain of these shares. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

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

SUBSEQUENT EVENTS

On February 16, 2007, our Chairman and CEO, Edwin H. Wegman, died.  Upon the death of Edwin H. Wegman his notes became the obligation of his estate.  As of December 31, 2006, the aggregate principal amount of $724,027, including compounded interest of $596,965, owed to us by Edwin H. Wegman and the Wilbur Street Corporation (“WSC”) were $1,016,595 and $304,397, respectively.  We entered into an amended and restated promissory note for these amounts with our former Chairman and CEO, which is secured by a pledge of 100% of the shares of The S.J. Wegman Company.  His death has resulted in the immediate obligation of his estate to repay the loans.  However, it is uncertain whether his estate will be able to repay the loans and, if so, on what terms.  His death has also resulted in the dissolution of The S.J. Wegman Company, which triggered a default under the pledge agreement, giving our Board the right to vote the pledged shares.  However, it is unclear as a practical matter whether the Company will be able to foreclose on the pledge.

In March 2007, in full repayment of the $304,397 loan owed to the Company by WSC, WSC offset $304,397 in back rent due from the Company in repayment of the loan.

On May 7, 2007, Lawrence Dobroff, our Chief Financial Officer, was terminated and Tom Wegman assumed the role of the “Principal Accounting Officer” for purposes of making the certifications required by the Sarbanes-Oxley Act of 2002.

On June, 18, 2007, we entered into change of control agreements with our Directors and President providing certain benefits in the event of a change of control of the Company.

On June 25, 2007, we elected Toby and Mark Wegman to the Board of Directors of the Company.

In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren's disease.

In addition to the foregoing subsequent events, there have been a number of additional events that are described in the Form 8-Ks that have been filed by the Company since December 31, 2006 that are listed in Item 13, “Exhibits—Reports on Form 8-K.”

Item 2.  DESCRIPTION OF PROPERTY.

As of  December 31, 2006 we leased one facility in Lynbrook, New York. The New York facility is our administrative headquarters and contains approximately 3,500 square feet of office space and 11,500 square feet of laboratory, production, and storage facilities. As part of the agreement with DFB, DFB has agreed to sublease a part of the New York facility for a period of one year, expiring on March 2, 2007 for an all inclusive monthly payment of $15,500.  DFB has extended its sublease of the New York facility until March 2, 2008 but may terminate the lease upon 90 days notice, which notice cannot be given prior to March 3, 2007.  DFB will pay a monthly payment of $16,500 during this extended lease period.  We lease this facility from WSC, which, until the death of Edwin H. Wegman, our former Chairman and CEO, was an affiliate of Edwin H. Wegman.  Edwin H. Wegman was the president of WSC. At the present time, we do not know who will own or control the shares of WSC.

Prior to the sale of the topical product to DFB, we also leased a building in Brievengat, Curacao, Netherlands Antilles from an unrelated company, wholly-owned by the Insular Territory of Curacao. The lease for the Curacao facility was transferred to DFB as part of the sale of the topical product.

Item 3.  LEGAL PROCEEDINGS.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock currently trades under the stock symbol BSTC:PK. The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2006 and 2005 as reported by and as quoted in the Over-The-Counter Pink Sheets,:

2006	HIGH	LOW
Fourth Quarter	$4.55	$1.15
Third Quarter	$1.42	$0.72
Second Quarter	$1.75	$0.80
First Quarter	$1.65	$0.75

2005	HIGH	LOW
Fourth Quarter	$1.65	$0.80
Third Quarter	$2.00	$1.01
Second Quarter	$1.37	$1.00
First Quarter	$1.60	$1.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 31, 2007, to the best of our knowledge, there were approximately 750 beneficial stockholders of our common stock.

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

Equity Compensation Plan Information.

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,291,125	$1.19	896,199
___________________

(1)	Please see Note 12, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Recent Sales of Unregistered Securities

The Company engaged in multiple issuances of unregistered securities, as described below.

Treasury Shares Issued

We issued 127,419 shares of treasury stock to our employees in January 2006 of which 4,400 were subsequently cancelled.  These securities were incorrectly issued without an appropriate restrictive legend.

In March 2006, in connection with the sale of our topical collagenase business to DFB, we repurchased all of the outstanding shares of ABC-NY and ABC-Curacao held by minority shareholders in exchange for a combination of approximately $83,000 in cash and 102,574 restricted shares of our treasury stock.

Stock Issued in Lieu of Services

In May 2006, the Company issued 7,500 shares to an individual performing services for the former Chairman and CEO in addition to the Company at a total fair market value of $7,875 at the date of issuance.

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

Overview

We are a biopharmaceutical company that has been involved in the development of injectable  collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas. As a result of our research and development efforts we have also developed an injectable collagenase for treatment of various diseases or indications.  Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial had been initiated and was put on clinical hold.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren’s disease.

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

In addition, DFB acquired all of the issued and outstanding shares of ABC-Curacao, pursuant to an asset purchase agreement between us, DFB and ABC-NY (the “Asset Purchase Agreement”). ABC-Curacao manufactured the API Enzyme, which in its final formulation was marketed by Abbott. The operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

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

Outlook

We foresee the potential to generate income from limited sources in the next several years. Under the terms of our agreement with DFB, we are scheduled to receive certain contractual anniversary payments and, if DFB exceeds a certain sales target, we would be entitled to an earn out on sales. Under the terms of our agreement with Auxilium, we may receive milestone payments upon their achieving certain regulatory progress and if Auxilium elects to pursue additional indications for injectable collagenase (“Additional Indications”).  In addition, as a result of our transaction with DFB in the first quarter of 2006, our costs have been significantly reduced due mainly to the reduction in our workforce.  Based on our current business model, we expect to have adequate cash reserves until the third quarter of 2008. In the longer term, a significant portion of our revenues are tied directly to the success of Auxilium in commercializing XIAFLEX.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of December 31, 2006, we had an accumulated deficit from continuing operations of $5,350,238.

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

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory as of December 31, 2006 is zero.

Stock Based Compensation. On January 1, 2006, we began accounting for employee stock-based compensation in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, SFAS 123(R) requires that employee stock-based compensation costs to be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2006 we recognized employee stock-based compensation as part of our operating expenses and allocated $73,182 to research and development expenses and $403,913 to general and administrative expenses.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the year ended December 31, 2006 was $43,290.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the calendar years ended 2006 and 2005 product revenues were $26,469 and $95,546, respectively. This decrease of $69,077 or 72% was primarily related to the amount of material required to perform testing by our customers.

Licensing and Milestone Revenues

We recognized as licensing and milestone revenue $1,657,116 and $1,266,641 in calendar years 2006 and 2005, respectively. This increase of $390,475 or 31% was primarily due to a milestone payment received and recognized in 2006 partially offset by an extension of the development period in connection with the Auxilium Agreement.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the calendar years 2006 and 2005 consulting revenue recognized was $233,333 and none, respectively. This increase in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Research and Development Activities

Research and development expenses were $1,217,306 and $376,912 respectively, for the calendar years 2006 and 2005, an increase in calendar year 2006 of $840,394 or 223%. The increase in research and development expenses was primarily due to research and development license expense, external development work and employee stock-based compensation expense, which were partially offset by a decrease in research and development personnel costs.

General and Administrative Expenses

General and administrative expenses were $4,002,519 and $2,429,732 for the calendar years 2006 and 2005, respectively, which was an increase of $1,572,787 or 65%. The increase in general and administrative expenses was primarily due to employee stock-based compensation expense, legal and patent expenses and consulting expenses.

Asset Impairment Charges

Total asset impairment charges for the year ended December 31, 2006 were $144,963 compared to zero in 2005. In connection with the DFB agreement, which was signed in March 2006, we determined that indicators existed that suggested our research and development equipment assets could be impaired. As such, we tested these assets for recoverability under SFAS 144, and the total of the estimated future cash flows directly related to the development of future product sales was less than the carrying value of the asset as of December 31, 2006. Therefore, we determined that the carrying value of our research and development equipment assets was impaired, and we used a present value technique to calculate the fair market value of the asset. As a result, we recognized an impairment charge totaling approximately $144,963, which represented the difference between the carrying value of the asset and the present value of estimated future cash flows as of December 31, 2006. After recognizing the impairment charge, the book value of these assets as of December 31, 2006 was zero.

Other Income and expense, net

Other income, net, for the calendar year 2006 was $87,076 compared to other expense, net of $177,877 for the 2005 period. Other income, net during for the 2006 period was primarily due to interest earned on our investments partially offset by accrued penalties and interest associated with out delinquent tax filings and . Other expense, net for the 2005 period was primarily due to interest expense related to the amortization of the 12% senior secured convertible note borrowed in June 2003 (“2003 Convertible Note”), which had been outstanding during six months of 2005, a $100,000 promissory note, bearing interest at 8%, to a individual lender and the interest associated the remaining balance of a loan from Korpodeko.

Income Taxes

The expense for income taxes was $147,480 and $6,118 for the calendar years 2006 and 2005, respectively. In addition, we accrued estimated federal and state tax penalties and interest of $70,399 and $60,409, respectively, due to our delinquent tax filings.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues under agreements with third parties. At December 31, 2006 and 2005 we had cash and cash equivalents in the aggregate of $4,367,178 and $539,380, respectively.

Continuing Operations

Net cash used in operating activities in the 2006 period was $3,884,463 as compared to net cash provided by operating activities in the 2005 period of $927,126.  In the 2006 period, net cash used in operating activities was primarily due to increases in costs related to our general and administrative operations, research and development expenses, and a decrease in deferred revenue related to the recognition of licensing fees for payments received in prior annual periods under the Auxilium Agreement partially offset by non-cash stock compensation expense. In 2005, the changes in net cash provided by operating activities were primary due to lower general and administrative and research and development expenses and the timing of payments received under the Auxilium Agreement as compared to 2006.

Net cash provided by investing activities in the 2006 was $11,933 as compared to net cash used in investing activities of $17,959 in 2005 period. Net cash provided by investing activities in the 2006 was the result of the sale of specific research equipment. Net cash used in investing activities in the 2005 period was primarily the result of capital expenditures.

Net cash used in financing activities in the 2006 was $153,300 as compared to the 2005 period of $1,604,365. Net cash used in the 2006 period was primarily related to a cash payment for shares we purchased from our minority shareholders to affect the DFB transaction and the repayment of certain third party short-term loans. In the 2005 period net cash used in financing activities was primarily due to the repayment of $1,575,000 in connection with the 2003 Convertible Note and a $100,000 promissory note from an individual lender, which was partially offset by deferred loan costs associated with the 2003 Convertible Note.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash provided by operating activities from discontinued operations in the 2006 period was $1,806,879 as compared to net cash used in operating activities from discontinued operations in the 2005 period of $361,863.

Net cash provided by investing activities from discontinued operations in the 2006 and 2005 periods were $6,046,749 and $432,591, respectively.

Net cash used in financing activities from discontinued operations in the 2006 and 2005 periods were zero and $182,000.

Item 7.  FINANCIAL STATEMENTS.

For the discussion of Item 7, “Financial Statements” please see the Consolidated Financial Statements, beginning on page F-1 of this Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

Our Audit Committee engaged Tabriztchi & Co., CPA, P.C. (formerly Bloom & Co., LLP) (“Tabriztchi & Co.”) on January 6, 2005 as our Independent Registered Public Accounting Firm to audit our financial statements after BDO Seidman, LLP (“BDO”) was dismissed on January 6, 2005 as our Independent Registered Public Accounting Firm.

During the years ended December 31, 2006 and December 31, 2005, neither we nor anyone on our behalf consulted with Tabriztchi & Co. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Tabriztchi & Co. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A.  CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that (i) our controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and  (ii) our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this Report has been recorded, processed, summarized and reported as of the end of the period covered by this Report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2006.  Management has, however, identified the following non-material weakness: the Company has not filed either its federal or state corporate tax returns since the calendar year 2002 but has paid the estimated tax due New York state.  However, due to the existence of net operating loss and tax credit carry forwards, the Company believes that no tax is due for those years.  The Company plans to file these returns and to pay any associated fines therewith.

Our management, with oversight from our Audit Committee, has dedicated additional resources and engaged external consultants to support management in its efforts to improve our control environment. We have replaced both internal staff and external consultants with experienced external consultants. As we have only four employees as of the date of this filing, we will be utilizing external consultants unless and until the business model allows for full time accounting staff to support these functions. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

Notwithstanding the above mentioned weakness, we believe that the consolidated financial statements included in this Report fairly present our consolidated financial position as of, and the consolidated results of operations for the years ended December 31, 2006 and 2005.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by Item 9 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION.

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.  EXHIBITS.

(A)  EXHIBITS

Exhibits are listed in the Exhibit Index.

(B)  REPORTS ON FORM 8-K:

March 9, 2006
July 28, 2006
September 12, 2006
September 19, 2006
November 28, 2006
December 8, 2006
January 12, 2007
January 24, 2007
January 25, 2007
February 7, 2007
February 26, 2007
March 7, 2007
May 11, 2007
June 22, 2007
June 26, 2007

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During March 2007, the Audit Committee reappointed Tabriztchi & Co. as its principal independent registered accountants for calendar year 2006. During May 2005 Tabriztchi & Co. was reappointed for calendar year 2005.

Audit Fees

The aggregate audit fees billed for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements included in this Report and review of our quarterly consolidated financial statements included in our Reports on Form 10-QSB were $60,651 and $58,601, for the calendar years ended December 31, 2006 and December 31, 2005, respectively.

Audit Related Fees

For the calendar years ended December 31, 2006 and December 31, 2005 there were no aggregate fees billed for assurance and related services by Tabriztchi & Co. relating to the performance of the audit of our consolidated financial statements, which are not reported under the caption "Audit Fees" above.

Tax Fees

For the calendar years ended December 31, 2006 and December 31, 2005 there were no aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees

We have not incurred any fees for services rendered by our principal accounting firm, other than the fees described above.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm. This policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

BIOSPECIFICS TECHNOLOGIES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR
ENDED DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
And Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial statements of BioSpecifics Technologies Corp. as of December 31, 2006, and the consolidated results of operations, changes in stockholders’ equity and cash flows for each of the two years in the period then ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.

Tabriztchi & Co., CPA, P.C.
Garden City, NY
September 21, 2007

7 Twelfth Street Garden City, NY 11530 s Tel: 516-746-4200 s Fax: 516-746-7900
Email:Info@Tabrizcpa.com s www.Tabrizcpa.com

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets
Years Ended December 31,

2006
Assets
Current assets:
Cash and cash equivalents	$4,367,178
Accounts receivable, net	46,823
Prepaid expenses and other current assets	48,714
Total current assets	4,462,715

Property, plant and equipment, net	67,823
Total assets	4,530,538

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,019,296
Deferred revenue	1,323,784
Accrued tax and other accrued liabilities of discontinued operations	399,176
Total current liabilities	3,742,256

Deferred revenue - license fees	4,057,081

Stockholders' equity (deficit):
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,365,816 and 5,362,716 shares issued and outstanding at December 31, 2006 and 2005 respectively	5,366
Additional paid-in capital	3,772,345
Retained earnings (deficit)	(5,628,526)
Treasury stock, 131,267 shares at cost as of December 31, 2006 and 346,561 shares at cost as of December 31, 2005	(693,957)
Notes receivable from former Chairman and CEO and other related party	(724,027)
Total stockholders' equity (deficit)	(3,268,799)

Total liabilities and stockholders’ equity	$4,530,538

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005
Revenues:
Net sales	$26,469	$95,546
Licensing fees	1,657,116	1,266,641
Consulting fees	233,333	-
	1,916,918	1,362,187

Costs and expenses:
Research and development	1,217,306	376,912
General and administrative	4,002,519	2,429,732
	5,219,825	2,806,644
Operating loss from continuing operations	(3,302,907)	(1,444,457)

Other income (expense):
Interest income	220,608	2,406
Interest expense	(63,133)	(177,764)
Other expense	(70,399)	(2,519)
	87,076	(177,877)

Loss from continuing operations before benefit (expense) for income tax	(3,215,831)	(1,622,334)
Income tax benefit (expense)	(147,480)	(6,118)
Net loss from continuing operations	(3,363,311)	(1,628,452)

Discontinued Operations:
Net gain (loss) from discontinued operations	(988,696)	331,706
Net gain on the sale of assets	3,601,071	-

Net loss	$(750,936)	$(1,296,746)

Basic net income (loss) per share:
From continuing operations	$(0.64)	$(0.33)
From discontinued operations	$0.50	$0.07

Basic net loss per share	$(0.14)	$(0.26)

Diluted net income (loss) per share:
From continuing operations	$(0.64)	$(0.33)
From discontinued operations	$0.50	$0.07
Diluted net loss per share:	$(0.14)	$(0.26)

Shares used in computation of basic net income (loss) per share	5,219,908	4,989,538
Shares used in computation of diluted net income (loss) per share	5,219,908	4,989,878

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

Cash flows from operating activities:	2006	2005
Net loss	$(3,363,311)	$(1,628,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249,745	126,298
Amortization of loan discount	-	70,137
Issuance of treasury stock as employee bonus	-	22,969
Issuance of restricted stock for services	7,875	16,125
Stock-based compensation expense	520,386	-
Changes in operating assets and liabilities:
Accounts receivable	(26,566)	(10,477)
Prepaid expenses and other current assets	54,506	(809)
Accounts payable and accrued expenses	144,951	(70,874)
Deferred revenue	(1,465,449)	2,233,359
Employee stock bonus liability	(6,600)	168,900
Net cash provided by (used in) operating activities from continuing operations	(3,884,463)	927,176
Net cash provided by (used in) discontinued operations	1,806,879	(361,863)

Cash flows from investing activities:
Sale of property, plant and equipment	11,933	-
Expenditures for property, plant and equipment	-	(17,959)
Net cash provided by (used in) investing activities from continuing operations	11,933	(17,959)
Net cash provided by investing activities from discontinued operations	6,046,749	432,591

Cash flows from financing activities:
Interest accrued on notes payable to related parties	-	2,055
Decrease in short-term debt	(69,894)	(100,000)
Increase (decrease) in senior secured convertible debt	-	(1,575,000)
Payment to minority shareholders	(83,406)	-
Proceeds from issuance of common stock	-	13,763
Deferred loan costs, net	-	54,817
Net cash used in financing activities from continuing operations	(153,300)	(1,604,365)
Net cash used in financing activities from discontinued operations	-	(182,000)

Increase (decrease) in cash and cash equivalents	3,827,798	(806,420)
Cash and cash equivalents at beginning of year	539,380	1,345,800
Cash and cash equivalents at end of year	4,367,178	539,380

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,608	$138,484
Supplemental disclosures of non-cash transactions:
For the year ended December 31, 2006, the Company reduced its liability to the employee under the stock bonus plan by issuing $162,300 of common stock. The remaining balance of $6,600 was cancelled.

In March 2006, we sold our topical collagenase business to DFB. In order to help effectuate the transaction with DFB, we repurchased all of the outstanding shares of ABC-NY and ABC-Curacao held by minority shareholders in exchange for a combination of approximately $83,000 in cash and 102,574 restricted shares of our treasury stock.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Shares	Amount	Additional Paid in Capital	Retained Earnings
Balances - December 31, 2004	5,333,841	$5,334	$4,250,508	$(3,580,844)
Shares for services	15,000	15	16,110	-
Exercise of stock options	13,875	14	13,749	-
Issuance of treasury shares to employees	-	-	(55,404)	-
Net loss				(1,296,746)
Balances - December 31, 2005	5,362,716	$5,363	$4,224,963	$(4,877,590)
Shares for services	7,500	7	7,868	-
Cancelation of treasury shares	(4,400)	(4)	(6,596)	-
Stock compensation expense	-	-	520,386	-
Issuance of treasury shares to minority shareholders	-	-	(546,887)	-
Issuance of treasury shares to employees	-	-	(427,389)	-
Net loss	-	-	-	(472,648)

Balances - December 31, 2006	5,365,816	$5,366	$3,772,345	$(5,350,238)

	Treasury Stock	Due from former Chairman and CEO	Shareholder Equity Total

Balances - December 31, 2004	(1,911,237)	$(724,027)	$(1,960,265)
Shares for services	-	-	16,125
Exercise of options	-	-	13,763
Issuance of treasury shares to employees	78,373	-	22,969
Net loss	-	-	(1,296,746)
Balances - December 31, 2005	(1,832,864)	$(724,027)	$(3,204,154)
Shares for services	-	-	7,875
Cancelation of treasury shares	-	-	(6,600)
Stock compensation expense	-	-	520,386
Issuance of treasury shares to minority shareholders	542,617	-	(4,270)
Issuance of treasury shares to employees	596,289	-	168,900
Net loss	-	-	(472,648)

Balances - December 31, 2006	(693,958)	$(724,027)	$(2,990,511)

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas. A Phase III clinical trial had been initiated and was put on clinical hold.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren’s disease.

DISCONTINUED OPERATIONS

Prior to March 2006, we were a party to an exclusive license agreement with Abbott Laboratories, Inc. and its subsidiaries (“Abbott”), for the production of the active pharmaceutical ingredient (“API” or “API Enzyme”) for topical collagenase. In March 2006 we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), including all rights to the exclusive license agreement and we were released of any obligations thereunder.

In addition, DFB acquired all of the issued and outstanding shares of Advance Biofactures of Curacao, N.V. (“ABC-Curacao“), pursuant to the Asset Purchase Agreement between us, DFB and Advance Biofactures Corp.,(“ABC-NY”). ABC-Curacao manufactured the API Enzyme, which in its final formulation was marketed by Abbott. The operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, ABC-NY, ABC-Curacao, which was sold in March 2006, BioSpecifics of Curacao N.V. and Biota N.V. and its wholly-owned subsidiary, which were both liquidated in January 2007, and BioSpecifics Pharma GmbH ("Bio Pharma") of Germany, which was liquidated during December 2005, after elimination of inter-company accounts and transactions. Due to the sale of ABC-Curacao in March 2006 to DFB all accounts of this former subsidiary and certain operations of ABC-NY are classified as discontinued operations in all periods presented.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Restricted Cash, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents, marketable securities and investments with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, limit the amount of credit exposure in any one financial instrument.

Financial instruments and Concentration of Credit Risk

The Company's financial instruments consist of cash and cash equivalents, account receivable, other receivables, and accounts payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into any foreign exchange derivative contracts.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivables and the other receivables. The company maintains its deposits principally in two banks. The amount of deposits subject to FDIC insurance is $200,000.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which when realized have been within the range of management's expectations. Our policy is to write off bad debts as uncollectible when it is determined that they cannot be collected.

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

Stock Based Compensation

The Company has three stock-based employee compensation plans in effect which are described more fully in Note 12. Effective January 1, 2006, we adopted SFAS No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2006 and 2005 was $43,290 and zero, respectively.

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, as amended by SFAS 148 with the following assumptions:

Year Ended	December 31, 2006

Average risk free interest rates	5.00%
Average expected life (in years)	5.00
Volatility	128%

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25 and related interpretations. Accordingly, we did not recognize compensation expense in our Consolidated Statements of Operations with respect to options awarded to our employees and directors with exercise prices greater than or equal to the fair value of the underlying common stock on the date of grant. However, we did recognize compensation expense in our Consolidated Statements of Operations with respect to the modification of certain employee stock option awards and the issuance of stock options to certain consultants.

The table below illustrates the effect on continuing operations net loss and continuing operations net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” to our stock-based compensation plans prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the year ended December 31, 2006 are not presented in the table below because stock-based compensation to employees and directors were accounted for under SFAS 123(R) effective January 1, 2006 and recognized in our Consolidated Statements of Operations.

December 31, 2005
Year Ended
Continuing operations net loss as reported	$ (1,628, 452)
Deduct: Total stock-based employee compensation
expenses determined under fair value based method for
all awards, net effect of minority interest	(105,587)
Pro forma net loss	$ (1,734,039)
Basic and diluted net loss per share:

As reported
Basic and diluted	$ (0.26)

Pro forma
Basic and diluted	$ (0.35)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, as amended by SFAS 148 with the following assumptions:

Year Ended	December 31, 2005

Average risk free interest rates	6.00%
Average expected life (in years)	5.00
Volatility	87%

The weighted-average fair value of the options granted during the calendar years 2005 were estimated to be $1.43 for options granted at market value.

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

The expense for income taxes was $147,480 for the calendar year 2006. In addition, we accrued estimated federal and state tax penalties and interest of $70,399 and $60,409, respectively, due to our delinquent tax filings.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

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

	December 31,
	2006	2005
Stock options	1,281,125	963,887
Warrants	10,000	10,000

Total	1,291,125	973,887

In March 2003, the Company granted to an individual lender in consideration of a loan, warrants to purchase up to 10,000 common shares of the Company at $1.18 per share, until March 11, 2008.   We repaid the total outstanding balance in March 2005.

5.  MARKETABLE SECURITIES

In 2006, we did not have any marketable securities. We sold all marketable securities during 2005 realizing a loss of $2,519 for the year ended December 31, 2005.

6.  INVENTORIES, NET

None.

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2006	2005
Machinery and equipment	$575,069	$666,286
Furniture and fixtures	91,928	91,928
Leasehold improvements	1,185,059	1,185,059
	1,852,056	1,943,273
Less accumulated depreciation and amortization	(1,784,233)	(1,534,488)
	$67,823	$408,785

Total depreciation and amortization expense amounted to $329,027 and $126,298 for calendar years 2006 and 2005, respectively.
Depreciation expense from continuing operations was $249,745 for calendar year 2006.

Asset Impairment Charges

Total asset impairment charges included in our general and administrative operating expenses for the year ended December 31, 2006 were $144,963 compared to zero in 2005. In connection with the DFB agreement, which was signed in March 2006, we determined that indicators existed that suggested our research and development equipment assets could be impaired. As such, we tested these assets for recoverability under SFAS 144, and the total of the estimated future cash flows directly related to the development of future product sales was less than the carrying value of the asset as of December 31, 2006. Therefore, we determined that the carrying value of our research and development equipment assets was impaired, and we used a present value technique to calculate the fair market value of the asset. As a result, we recognized an impairment charge totaling approximately $144,963, which represented the difference between the carrying value of the asset and the present value of estimated future cash flows as of December 31, 2006. After recognizing the impairment charge, the book value of these asset as of December 31, 2006 was zero.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2006	2005
Trade accounts payable and accrued expenses	$1,751,014	$1,382,824
Accrued legal and other professional fees	120,030	124,984
Accrued payroll and related costs	148,252	366,537
	$2,019,296	$1,874,345

9.       INCOME TAXES

The expense for income taxes consist of the following:

Year ended	December 31,
	2006	2005
Current:
Federal	$--	$--
State	147,480	6,118
	$147,480	$6,118
Deferred:
Federal	--	--
State	--	--

Total	$147,480	$6,118

The effective income tax rate of the Company differs from the federal statutory tax rate of 35% in calendar years 2006 and 2005 as a result of the effect of the following items:

Year ended	December 31,
	2006	2005

State income taxes, net of federal tax benefit	$95,862	$3,971
Computed tax expense (benefit) at statutory rate	(277,846)	(453,861)
Tax effect of foreign sourced income (loss)	142,043	150,495
Non-deductible expenses	317,698	9,191
Inventory allowance	37,007	--
Capital loss carry forward	68,178	--
Orphan drug and other tax credits	(82,895)	(554,498)
Loss carry back	225,528	--
Increase (decrease) in valuation allowance	(429,713)	848,673
	$95,862	$3,971

The components of the Company's deferred tax assets, pursuant to SFAS No. 109, are summarized as follows:

	December 31,

	2006	2005

Tax Credit carryforward	$723,299	$640,404
Deferred revenues	1,981,670	2,533,136
Inventory		37,007
Accrued expenses	72,452	68,727
Depreciation and amortization	12,820	17,170
Capital loss carryforward	--	68,178
Net operating loss carryforward	144,668	--

Net deferred tax assets before valuation allowance	2,934,909	3,364,622
Valuation allowance	(2,934,909)	(3,364,622)

Net deferred tax asset	$-	$-

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company decreased the valuation allowance by $429,713 and $844,702 during the years ended December 31, 2006 and 2005, respectively. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to generate taxable income under the more likely than not criteria of FAS 109.

The Company adopted FIN 48, in the year ended December 31, 2006.  The  previously recognized benefit from a tax position that no longer met the more-likely-than-not recognition threshold was derecognized by increasing  the income tax liability or reducing the deferred tax asset in the 2006, the period in which it becomes more likely than not that the tax position would not be sustained.

At December 31, 2006 and 2005, the Company had net operating loss carryforwards (“NOL”) of approximately $391,000 and $ 0. The NOL will expire at 2026 through 2026. As of December 31, 2006, the Company has approximately $723,299 in tax credits, which expire at various dates from 2018 through 2026.

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

12.  STOCKHOLDERS’ EQUITY

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

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan"), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. A total of 1,750,000 shares of common stock are now authorized for issuance under the amended 2001 Plan.  The 2001 Plan, as amended expires in August 2011. The Company never filed an S-8 for the 2001 Plan but plans to do so as soon as it becomes current in its SEC filings so that the shares issued under the 2001 Plan will be registered securities.

As of December 31, 2006 there were a total of 896,199 shares available for grant from the 1997 and 2001 Plans.

The summary of the stock options activity is as follows for year ended:

	December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	963,887	$1.63	1,056,358	$1.63
Options granted	884,413	0.93	37,054	1.44

Options exercised	-	-	(13,875)	1.00
Options canceled or expired	(567,175)	1.10	(115,650)	2.36
Outstanding at end of year	1,281,125	$1.17	963,887	$1.63
Options exercisable at year end	1,147,376	$1.34	918,887	$1.44
Shares available for future grant	896,199	--	1,242,263	--

During calendar year 2006, the Company granted 884,413 options to employees and consultants of which 150,000 options granted to certain consultants were cancelled in 2006. Of the 884,413 options granted in 2006, 45,000 options granted to our BOD members vest over one year and 100,000 options granted to our President, Tom Wegman, are contingent upon the achievement of certain milestones. All other options granted to employees and consultants in 2006 vested immediately. During calendar year 2005, the Company granted 37,054 options to employees and a consultant of which 20,000 options granted to the consultant were cancelled in 2006. All employee options granted in 2005 vested immediately. The options granted in 2006 and 2005 were granted at exercise prices ranging from $0.80 to $4.50 per share.

The following table summarizes information relating to stock options by exercise price at December 31, 2006:

	Outstanding			Exercisable
Option Exercise Price	Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Option Price
$0.80-1.49	1,074,469	7.94	$0.95	940,720	$0.99
1.50-1.99	127,881	5.30	1.71	127,881	1.71
2.00-2.99	34,265	3.78	2.65	34,265	2.65
3.00-3.99	24,000	2.13	3.15	24,000	3.15
4.00-4.99	18,010	1.73	4.23	18,010	4.23
5.00-6.05	2,500	1.26	$5.81	2,500	$5.81
	1,281,125	7.36	$1.17	1,147,376	$1.34

14.   COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company's operations are principally conducted on leased premises. Future minimum annual rental payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2007	$158,000
2008	154,000
2009	152,000
2010	75,000
thereafter	-0-

Rent expense under all operating leases amounted to approximately $151,000 and 156,000 for calendar years 2006 and 2005, respectively.  Wilbur Street Corporation ("WSC") owns and has leased to ABC-NY a building serving as a manufacturing facility and headquarters in Lynbrook, New York for over 30 years. The building also serves as the Company's administrative headquarters. Edwin H. Wegman, the Company's former Chairman and CEO, was the President of WSC. His death on February 16, 2007 had no effect on the legal existence of WSC.  At the present time, we do not know who will own or control the shares of  WSC.

In January 1998, WSC and the Company entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term was 7 years and expired on January 31, 2005. The Company paid and accrued approximately $206,000 and $204,000 representing rent, real estate taxes and insurance to

WSC in 2006 and 2005, respectively. Without Board approval, the lease was renewed (a related party transaction) in July 2005 for an additional 5 years, expiring on June 30, 2010. The extension of the lease may thus not be valid. The annual base rent, exclusive of taxes and related insurance, is $150,000 ($10 per square foot) per annum commencing in February 2006. Our rent can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region.

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

In November 2006, we signed license agreements with respect to Dupuytren’s disease (the “Dupuytren’s Disease License Agreement”) and frozen shoulder (the “Frozen Shoulder License Agreement”).  In the Dupuytren’s Disease and Frozen Shoulder License Agreements the Research Foundation granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, to know-how owned by the Research Foundation related to the development, manufacture, use or sale of (i) the collagenase enzyme obtained by a fermentation and purification process (the “Enzyme”), and (ii) all pharmaceutical products containing the Enzyme or injectable collagenase, in each case to the extent it pertains to the treatment and prevention of Dupuytren’s disease and frozen shoulder. Additionally, the Research Foundation granted to us an exclusive license to the patent applications in respect of frozen shoulder. The license granted to us under the Frozen Shoulder License Agreement is subject to the non-exclusive license (with right to sublicense) granted to the U.S. government by the Research Foundation in connection with the U.S. government’s funding of the initial research.

Receivables and Deferred Revenue

Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million.  At the closing, DFB paid to us a partial payment of $400,000 in respect to the technical assistance to be provided by us.  The consulting obligations generally expire during March 2011. As of December 31, 2006 the remaining accounts receivable balance due was $975,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $975,000.

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

15.  RELATED PARTY TRANSACTIONS

WSC owns and has leased to ABC-NY a building serving as a manufacturing facility and headquarters in Lynbrook, New York for over 30 years. The building also serves as the Company's administrative headquarters. Edwin H. Wegman, the Company's former Chairman and CEO, was the President of WSC. His death on February 16, 2007 had no effect on the legal existence of WSC.  At the present time, we do not know who will own or control the shares of  WSC.

Edwin H. Wegman, the Company's former Chairman and CEO, was also the sole general partner of The S.J. Wegman Company, a limited partnership which owns over 10% of the issued and outstanding capital stock of the Company. Upon his death on February 16, 2007, The S.J. Wegman Company was legally dissolved.  At the present time, we do not know who will own or control the shares of the Company owned by The S.J. Wegman Company.  These shares are subject to a pledge agreement, under which the dissolution of The S.J. Wegman Company constitutes an event of default, giving the Board the right to vote the pledged shares.

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

The Company has an outstanding loan to the Company's former Chairman and CEO. The loan, whose principal balance at December 31, 2006 was $625,774 with accrued interest of $390,821 for an aggregate amount of $1,016,595, is a demand promissory note, bears interest at 9% per annum. The Company also had two loans with WSC, an affiliate of our former Chairman and CEO. One loan is in the amount of $82,606 and bears interest at 9% per annum; the other is for advances to WSC in the amount of $15,647 and bears no interest for an aggregate amount of $304,397 including interest of $206,144. During calendar years 2006 and 2005, the former Chairman and CEO did not repay any net principal amounts on these loans. In March 2007, in full repayment of  the loan made by the Company  to WSC, WSC offset $304,397 in back rent due from the Company in repayment of the loan. For financial statement purposes, all these loans, which aggregate $724,027 of principal, are classified as components of stockholders' equity in the balance sheet and appear as "Notes due from former Chairman and CEO and other related party."

In January 2007, we entered into amended and restated demand promissory notes with Edwin H. Wegman and WSC reflecting the prior outstanding principal amounts of the loans and compounded interest (collectively, the “Notes”).  Upon the death of Edwin H. Wegman on February 16, 2007, his note became the obligation of his estate.  As of December 31, 2006, the aggregate principal amounts, including compounded interest, owed to us by Edwin H. Wegman and WSC were $1,016,595 and $304,397, respectively (subsequent events in March 2007 noted above resulted in the full repayment of the $304,397 loan). Under the Notes, the respective principal amounts remaining unpaid at any time shall each bear interest at the rate of nine percent (9%) per annum compounded annually. The loans are secured by a pledge of 100% of the shares owned by The S.J. Wegman Company. At December 31, 2006 the total number of shares pledged, 1,843,327, have a current market value of $3.80 per share. Notwithstanding the dissolution of The S.J. Wegman Company upon the death of Edwin H. Wegman, the Notes continue to be secured by The S.J. Wegman Company pledge.  There is no assurance that the Company will be able to collect on these notes. Interest income accrued for these loans, but not recognized for financial statement purposes, aggregated approximately $102,000 and $95,000, for the calendar years 2006 and 2005, respectively.

In July 2006, we entered into a settlement agreement and release with Edwin H. Wegman, Thomas L. Wegman, Bio Partners, (whose sole general partner, Bio Management, Inc., a New York corporation, is wholly-owned by Jeffrey K. Vogel), and Jeffrey K. Vogel to settle a dispute regarding certain loan commitment fees purportedly due from us to Bio Partners under a letter agreement, dated January 3, 2006, with Bio Partners. This settlement agreement provided for the termination of certain loan and investor related documents that were previously filed as material agreements.

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

16.  EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2006 or 2005.

17.  SUBSEQUENT EVENTS

On February 16, 2007, our Chairman and CEO, Edwin H. Wegman, died.  Upon the death of Edwin H. Wegman his notes became the obligation of his estate.  As of December 31, 2006, the aggregate principal amount of $724,027, including compounded interest of $596,965, owed to us by Edwin H. Wegman and the Wilbur Street Corporation (“WSC”) were $1,016,595 and $304,397, respectively.  We entered into an amended and restated promissory notes for these amounts with our former Chairman and CEO, which is secured by a pledge of 100% of the shares of The S.J. Wegman Company.  At December 31, 2006 the total number of shares pledged, 1,843,327, have a current market value of $3.80 per share. His death has resulted in the immediate obligation of his estate to repay the loans.  However, it is uncertain whether his estate will be able to repay the loans and, if so, on what terms.  His death has also resulted in the dissolution of The S.J. Wegman Company, which triggered a default under the pledge agreement, giving our Board the right to vote the pledged shares.  However, it is unclear as a practical matter whether the Company will be able to foreclose on the pledge. (For a more detailed description see Note 15 of our consolidated financial statements).

In March 2007, in full repayment of the $304,397 loan owed to the Company by WSC, WSC offset $304,397 in back rent due from the Company in repayment of the loan.

On May 7, 2007, Lawrence Dobroff, our Chief Financial Officer, was terminated and Tom Wegman assumed the role of the “Principal Accounting Officer” for purposes of making the certifications required by the Sarbanes-Oxley Act of 2002.

On June, 18, 2007, we entered into change of control agreements with our Directors and President providing certain benefits in the event of a change of control of the Company.

On June 25, 2007, we elected Toby and Mark Wegman to the Board of Directors of the Company.

In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX for the treatment of Dupuytren's disease.

In addition to the foregoing subsequent events, there have been a number of additional events that are described in the Form 8-Ks that have been filed by the Company since December 31, 2005 that are listed in Item 13, “Exhibits—Reports on Form 8-K.”

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Number	Description
3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
3.2	Registrant’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.1
Copy of Promissory Note, dated January 1, 2007, executed by Edwin H. Wegman in favor of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.2
Copy of Promissory Note, dated January 1, 2007, executed by Wilbur Street Corporation in favor of the Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.3
Copy of Pledge Agreement, dated January 1, 2007, executed by The S.J. Wegman Company in favor of the Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.4
Copy of Lease, dated January 30, 1998, between the Company and the Wilbur Street Corporation (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-KSB filed with the Commission on May 7, 1998)

10.5
Copy of Extension and Modification Agreement, dated July 1, 2005, between the Company and the Wilbur Street Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.6
Development and License Agreement between the Company and Auxilium Pharmaceuticals, Inc. dated June 3, 2004 (incorporated by reference to Exhibit 24 of the Registrant’s Form 10-KSB filed with the Commission on November 22, 2004)

10.7
Amendment No. 1 to the Development and License Agreement between the Company and Auxilium Pharmaceuticals, Inc. dated May 5, 2005 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.8	Asset Purchase Agreement between the Company, ABC-NY and DFB dated March 3, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the Commission on March 9, 2006)
10.9
Amendment to Asset Agreement between the Company, ABC-NY and DFB dated January 8, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on January 12, 2007)

10.10
Dupuytren’s License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)

10.11
Frozen Shoulder License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)

10.12
License Agreement dated October 1, 1993 between the Company and Martin K. Gelbard, M.D. (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

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
10.17
Warrant to purchase common stock of the Company dated March 12, 2003 between the Company and David Geller (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)

10.18	Rights Agreement dated as of May 14, 2002 (incorporated by reference as Exhibit 1 to the Registrant’s Form 8-A filed with the Commission on May 30, 2002)
10.19	Amendment No.1 to Rights Agreement, dated June 19, 2003 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.20
Change of Control Agreement, dated June 18, 2007 between the Company and Thomas L. Wegman (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Commission on June 22, 2007)

10.21	Change of Control Agreement, dated June 18, 2007 between the Company and Henry Morgan*
10.22	Change of Control Agreement, dated June 18, 2007 between the Company and Michael Schamroth*
10.23	Change of Control Agreement, dated June 18, 2007 between the Company and Paul Gitman*
14.1	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
16.1	Letter from BDO Seidman, LLP dated January 11, 2005 (incorporated by reference as Exhibit 16.1 of the Registrant’s Form 8-K filed with the Commission on January 13, 2005)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
23.1	Consent of Tabriztchi & Co. LLP*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 26, 2007

BIOSPECIFICS TECHNOLOGIES CORP.
By:	/s/ Thomas L. Wegman
Thomas L. Wegman President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Thomas L. Wegman		President (Principal Executive Officer and Principal Accounting Officer)
Name:	Thomas L. Wegman	Director
/s/ Henry Morgan		Director
Name:	Henry Morgan
/s/ Michael Schamroth		Director
Name:	Michael Schamroth
/s/ Mark Wegman		Director
Name:	Mark Wegman