Form 10QSB
period 2007-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-09-26
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No  [X]

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding September 4, 2007
Common Stock ($.001 par value)	5,316,101

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-QSB (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiaries, Advance Biofactures Corporation (“ABC-NY”), which it still currently owns, Advance Biofactures of Curacao, N.V. (“ABC-Curacao”), which was sold in 2006, and BioSpecifics Pharma GmbH, which was liquidated in 2005. We also owned two dormant companies, BioSpecifics N.V. and Biota N.V., which were liquidated in January 2007.

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

PART I– FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

March 31,
2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,525,209
Accounts receivable, net	25,339
Prepaid expenses and other current assets	89,691
Total current assets	3,640,239

Property, plant and equipment, net	59,787

Total assets	3,700,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,084,954
Deferred revenue	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138
Total current liabilities	3,600,208

Long-term deferred revenue	3,984,470

Stockholders' equity (deficit):
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,392,816 and 5,365,816 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,393
Additional paid-in capital	4,144,010
Retained earnings (deficit)	(6,714,324)
Treasury stock, 131,267 shares at cost at March 31, 2007 and December 31, 2006	(693,957)
Notes receivable from former CEO and Chairman and other related party	(625,774)
Total stockholders' equity (deficit)	(3,884,652)

Total liabilities and stockholders’ equity	$3,700,026

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Net sales	$1,100	$6,793
Licensing fees	289,279	289,279
Consulting fees	70,000	23,333
	360,379	319,405
Costs and expenses:
General and administrative	1,097,467	972,395
Research and development	386,359	745,365
	1,483,827	1,717,760
Operating loss from continuing operations	(1,123,448)	(1,398,355)

Other income (expense):
Interest income	41,249	17,825
Interest expense	-	(505)
	41,249	17,320
Loss from continuing operations before benefit (expense) for income tax	(1.082,199)	(1,381,035)
Income tax benefit (expense)	(3,600)	-
Net income (loss) from continuing operations	(1,085,799)	(1,381,035)

Discontinued operations:
Net gain (loss) from discontinued operations	-	(1,115,704)
Net gain on the sale of assets	-	3,601,102

Net loss	$(1,085,799)	$1,104,363

Basic net income (loss) per share:
From continuing operations	$(0.21)	$(0.27)
From discontinued operations	$-	$0.48

Basic net loss per share	$(0.21)	$0.21

Diluted net income (loss) per share:
From continuing operations	$(0.21)	$(0.27)
From discontinued operations	$-	$0.48

Diluted net loss per share	$(0.21)	$0.21

Shares used in computation of basic net income (loss) per share	5,235,149	5,178,374
Shares used in computation of diluted net income (loss) per share	5,235,149	5,178,454

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net loss	$(1,085,799)	$(1,381,035)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	8,036	18,243
Stock-based compensation expense	138,547	418,975
Changes in operating assets and liabilities:
Accounts receivable	21,484	(64,374)
Prepaid expenses and other current assets	(40,977)	12,573
Accounts payable and accrued expenses	370,056	567,613
Deferred revenue	40,721	112,389

Net cash provided by (used in) operating activities from continuing operations	(547,932)	313,552
Net cash provided by (used in) discontinued operations	(321,037)	1,072,691

Net cash provided by investing activities from discontinued operations	-	6,058,713

Cash flows from financing activities:
Proceeds received from stock option exercises	27,000	-
Payment to minority shareholders	-	(83,406)

Net cash provided by (used in) financing activities from continuing operations	27,000	(83,406)
Net cash used in financing activities from discontinued operations	-	-

Increase in cash and cash equivalents	(841,969)	6,732,382
Cash and cash equivalents at beginning of year	4,367,178	539,380

Cash and cash equivalents at end of period	$3,525,209	$7,271,762

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$505

Supplemental disclosures of non-cash transactions:
In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company in repayment of the loan.  The transaction was recorded by reducing the rent payable by $304,398 and the receivable from the former CEO and Chairman by $98,253 and increasing additional paid in capital by $206,145.

For the year ended December 31, 2006, the Company reduced its liability to the employee stock bonus plan by issuing $162,300 of common stock. The remaining balance of $6,600 was cancelled.

In March 2006, we sold our topical collagenase business to DFB. In order to effectuate the transaction with DFB, we repurchased all of the outstanding shares of ABC-NY and ABC-Curacao held by minority shareholders in exchange for a combination of approximately $83,000 in cash and 102,574 restricted shares of our treasury stock.
See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  Injectable collagenase has completed a pivotal clinical trial for the treatment of Dupuytren’s disease. A Phase III clinical trial had been initiated and was put on clinical hold.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX TM for the treatment of Dupuytren’s disease.

DISCONTINUED OPERATIONS

Prior to March 2006, we were a party to an exclusive license agreement with Abbott Laboratories, Inc. and its subsidiaries (“Abbott”), for the production of the active pharmaceutical ingredient (“API” or “API Enzyme”) for topical collagenase. In March 2006, we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), including all rights to the exclusive license agreement and we were released of any obligations thereunder.

In addition, DFB acquired all of the issued and outstanding shares of Advance Biofactures of Curacao, N.V. (“ABC-Curacao“), pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, DFB and Advance Biofactures Corp. (“ABC-NY”). ABC-Curacao manufactured the API Enzyme, which in its final formulation was marketed by Abbott. The operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

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

As consideration for the purchased assets including our API inventory we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. DFB paid to us a partial payment of $425,000 in respect to the technical assistance to be provided by us. The consulting obligations generally expire during March 2011.

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

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on September 26, 2007. The Consolidated Balance Sheet as of December 31, 2006 is derived from our audited consolidated financial statements as of that date.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Advance Biofactures Corp., (“ABC-NY”), which it still currently owns, Advance Biofactures of Curacao, N.V. (“ABC-Curacao”) which was sold in 2006, BioSpecifics of Curacao N.V. and Biota N.V. and its wholly-owned subsidiary, which were liquidated in January 2007, BioSpecifics Pharma GmbH ("Bio Pharma") of Germany, which was liquidated during December 2005, after elimination of inter-company accounts and transactions. Due to the sale of Advanced Biofactures of Curacao N.V. in March 2006 to DFB all accounts of this former subsidiary and certain operations of ABC-NY are classified as discontinued operations in all periods presented.

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

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed or determinable and collectability is reasonably assured. No right of return exists for our products except in the case of damaged goods. To date, we have not experienced any significant returns of our products.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our, or our partners’, submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the FDA or other regulatory agencies require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

Consulting and Technical Assistance Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of our agreement with DFB. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” On January 1, 2007, we have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123(R).

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Research and development	$2,580	$60,605
General and administrative	135,967	358,370

Total employee stock-based compensation expense	138,547	418,975

Total stock-based compensation expense	$138,547	$418,975

Stock Option Activity

A summary of our stock option and warrant activity during the three months ended March 31, 2007 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	1,281,125	$1.17
Granted	92,000	$4.11

Forfeited	(9,400)	$3.28
Exercised	(27,000)	$1.00
Expired	-	-
Outstanding as of March 31, 2007	1,336,725	$1.38

Exercisable as of March 31, 2007	1,142,225	$1.27

The weighted-average grant-date fair value for options granted during the three months ended March 31, 2007 was $4.11 per share and $1.02 per share in the corresponding three month period of 2006. During the three months ended March 31, 2007 and 2006, $27,000 and zero was received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 was approximately $3,583,591. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $4.40 on March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of March 31, 2007 was $407,635 which we expect to recognize over a weighted-average period of 0.7 years.

Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“SFAS No. 48”) which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We adopted the Interpretation on January 1, 2007. The application of SFAS No. 48 is not expected to have a material effect on our financial position and results of operations.

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

As consideration for the purchased assets including our API inventory we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $425,000 in respect to the technical assistance to be provided by us. The consulting obligations generally expire during March 2011.

For accounting purposes, the operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the Consolidated Statement of Operations for all periods presented.

Discontinued operations are as follows:
	Three Months Ended March 31,
	2007	2006
Net loss from discontinued operations	$-	$(1,115,704)
Pre-tax gain on disposal of discontinued operations (1)	-	3,601,102

Net income (loss) from discontinued operations	$-	$2,485,398

_____________________________________________________________________________

(1) We did not record any tax liability associated with the gain on the disposal of discontinued operations in 2006 due to our large net operating loss carryforwards.

4.      NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the if converted method. For the three months ended March 31, 2007 and 2006, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or warrants in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Stock options	1,336,725	1,348,363
Warrants	10,000	10,000

Total	1,346,725	1,358,363

5.      OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	March 31, 2007	December 31, 2006
Trade accounts payable and accrued expenses	$1,826,843	$1,751,014
Accrued legal and other professional fees	107,000	120,030
Accrued payroll and related costs	151,111	148,252

Total	$2,084,954	$2,019,296

6.      INCOME TAXES

We recorded minimum income tax provisions for the three month period ended March 31, 2007 of $3,600 and zero for the comparable period of 2006.

7.      RELATED PARTY TRANSACTIONS

In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company in repayment of the loan.

8.      SUBSEQUENT EVENTS

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

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium for injectable collagenase (which Auxilium has named “XIAFLEX TM”) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas. A Phase III clinical trial had been initiated and was put on clinical hold.  In a press release dated September 10, 2007, Auxilium announced that it has restarted its Phase III clinical trials for XIAFLEX TM for the treatment of Dupuytren’s disease.

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

Outlook

We foresee the potential to generate income from limited sources in the next several years. Under the terms of our agreement with DFB, we are scheduled to receive certain contractual anniversary payments and, if DFB exceeds a certain sales target, we would be entitled to an earn out on sales. Under the terms of our agreement with Auxilium, we may receive milestone payments upon their achieving certain regulatory progress and if Auxilium elects to pursue additional indications for injectable collagenase (“Additional Indications”).  In addition, as a result of our transaction with DFB in the first quarter of 2006, our costs have been significantly reduced due mainly to the reduction in our workforce.  Based on our current business model, we expect to have adequate cash reserves until the third quarter of 2008. In the longer term, a significant portion of our revenues are tied directly to the success of Auxilium in commercializing XIAFLEX TM.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2006 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2006 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in the Company’s Form 10-KSB filed with the SEC on September 26, 2007. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Receivables and Deferred Revenue.  Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million.  DFB paid to us a partial payment of $425,000 in respect to the technical assistance to be provided by us.  In March 2007, DFB paid us an additional $400,000 under the terms of the agreement.  The consulting obligations generally expire during March 2011.  As of March 31, 2007 the remaining accounts receivable balance due was $575,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $575,000.

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory for the three months ended March 31, 2007 was zero.

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

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

As a result of selling our topical collagenase business in March 2006, we treated this disposition as discontinued operations and reclassified the financial information reported for all periods presented. Discontinued operations are more fully discussed in Note 3 to our consolidated financial statements, included in this Report.

THREE-MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended March 31, 2007 and 2006 product revenues were $1,100 and $6,793, respectively. This decrease of $5,693 or 518% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For each of the three months ended March 31, 2007 and 2006 we recognized licensing revenue of $289,279.  Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in calendar years 2005 and 2004 and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended March 31, 2007 and 2006 consulting revenues were $70,000 and $23,333, respectively. This increase of $46,667 or 67% in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $386,359 and $745,365 respectively, for the three months ended March 31, 2007 and 2006. This decrease of $359,006 or 48% in research and development expenses was primarily due to lower licensing fees, employee stock-based compensation expense and research and development personnel costs which were partially offset by an increase in external development costs.

General and Administrative Expenses

General and administrative expenses were $1,097,467 and $972,395 for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses of $125,072 of 11% was primarily due to increased employee-consulting expenses and legal expenses partially offset by lower employee stock-based compensation expense and general and administrative personnel costs.

Other Income (expense), net

Other income (expense), net, was $41,249 and $17,320 for the three months ended March 31, 2007 and 2006, respectively. The increase in other income, net during the first quarters of 2007 as compared to the 2006 period reflects the amount of time during each of the quarterly period that our cash was invested. Although our invested balances were higher in the 2006 period, our cash was invested for a shorter period during the quarter.

Income Taxes

The expense for income taxes for the three months ended March 31, 2007 and 2006 was $3,600 and zero, respectively. The income tax recorded in the 2007 period was primarily related to the minimum income taxes required under state regulations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues and royalties under agreements with third parties. At March 31, 2007 and December 31, 2006, we had cash and cash equivalents in the aggregate of $3,525,209 and $4,367,178, respectively.

Continuing Operations

Net cash used in operating activities for the three months ended March 31, 2007 was $547,932 as compared to net cash used in operating activities in the 2006 period of $313,552.  In the 2007 period, as compared to the 2006 period, the changes in net cash used in operating activities was primarily attributable to lower accounts payable and accrued expenses in the 2007 period.

Net cash provided by financing activities for the three months ended March 31, 2007 was $27,000 as compared to net cash used in financing activities for the 2006 period of $85,470. Net cash provided by financing activities for the 2007 period was primarily the result of stock option exercises. Net cash used in financing activities for the 2006 period was primarily the result of the issuance of treasury stock to the minority shareholders of ABC-Curacao and ABC-NY related to the Asset Purchase Agreement.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash provided by operating activities from discontinued operations in the 2007 and 2006 periods was $321,037 and $1,072,691, respectively.

Net cash provided by investing activities from discontinued operations in the 2007 and 2006 periods was zero and $378,234, respectively.

Net cash used in financing activities from discontinued operations in each period of 2007 and 2006 was zero.

Risk Factors

See “Risk Factors” under Item 1, “Description of Business” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Principal Executive and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive and Accounting Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to improve and refine our internal controls and our compliance with existing controls is an ongoing process.

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

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: September 26, 2007	/s/ Thomas L. Wegman
Thomas L. Wegman President (Principal Executive and Financial Officer)
/s/ Thomas L. Wegman

Thomas L. Wegman
President
(Principal Executive Officer and Principal Financial Officer)