Form 10QSB
period 2007-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-09-26
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

PART I– FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

June 30,
2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,624,246
Accounts receivable, net	47,058
Prepaid expenses and other current assets	124,162
Total current assets	2,795,466

Property, plant and equipment, net	51,751

Total assets	2,847,217

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	1,909,453
Deferred revenue	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138
Total current liabilities	3,424,707

Long-term deferred revenue	3,625,192

Stockholders' equity (deficit):
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,447,368 and 5,365,816 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,447
Additional paid-in capital	4,303,927
Retained earnings (deficit)	(7,192,325)
Treasury stock, 131,267 shares at cost at June 30, 2007 and December 31, 2006	(693,957)
Notes receivable from former CEO and Chairman and other related party	(625,774)
Total stockholders' equity (deficit)	(4,202,682)

Total liabilities and stockholders’ equity	$2,847,217

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net sales	$10,832	$6,883	$11,932	$13,676
Licensing fees	289,279	289,279	578,558	578,558
Consulting fees	70,000	70,000	140,000	93,333
	370,111	366,162	730,490	685,567
Costs and expenses:
General and administrative	812,947	845,271	1,910,414	1,817,666
Research and development	72,060	247,847	458,419	993,212
	885,007	1,093,118	2,368,833	2,810,878
Operating loss from continuing operations	(514,896)	(726,956)	(1,638,343)	(2,125,311)

Other income (expense):
Interest income	36,894	64,313	78,143	82,138
Interest expense	-	(16)	-	(521)
	36,894	64,297	78,143	81,617
Loss from continuing operations before benefit (expense) for income tax	(478,002)	(662,659)	(1,560,200)	(2,043,694)
Income tax benefit (expense)	-	-	(3,600)	-

Net income (loss) from continuing operations	(478,002)	(662,659)	(1,563,800)	(2,043,694)

Discontinued operations:
Net loss from discontinued operations	-	-	-	(1,115,704)
Net gain on the sale of assets	-	(31)	-	3,601,071

Net income (loss)	$(478,002)	$(662,690)	$(1,563,800)	$441,673

Basic net income (loss) per share:
From continuing operations	$(0.09)	$(0.13)	$(0.30)	$(0.39)
From discontinued operations	$-	$-	$-	$0.48

Basic net income (loss) per share	$(0.09)	$(0.13)	$(0.30)	$0.09

Diluted net income (loss) per share:
From continuing operations	$(0.09)	$(0.13)	$(0.30)	$(0.39)
From discontinued operations	$-	$-	$-	$0.48

Diluted net income (loss) per share	$(0.09)	$(0.13)	$(0.30)	$0.09

Shares used in computation of basic net income (loss) per share	5,275,337	5,231,679	5,255,354	5,205,147
Shares used in computation of diluted net income (loss) per share	5,275,337	5,231,679	5,255,354	5,205,295

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
Cash flows from operating activities:	2007	2006
Net loss	$(1,563,800)	$(2,043,694)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	16,072	19,412
Issuance of restricted stock for services	-	7,875
Stock-based compensation expense	248,144	423,762
Changes in operating assets and liabilities:
Accounts receivable	(234)	(27,457)
Prepaid expenses and other current assets	(75,448)	(32,499)
Accounts payable and accrued expenses	194,556	541,009
Employee bonus plan liability	-	(6,600)
Deferred revenue	(318,558)	(246,891)

Net cash provided by (used in) operating activities from continuing operations	(1,499,269)	(1,365,083)
Net cash provided by (used in) discontinued operations	(321,037)	982,502

Net cash provided by investing activities from discontinued operations	-	6,058,713

Cash flows from financing activities:
Proceeds received from stock option exercises	77,374	-
Payment to minority shareholders	-	(83,406)

Net cash provided by (used in) financing activities from continuing operations	77,374	(83,406)
Net cash used in financing activities from discontinued operations	-	-

Increase in cash and cash equivalents	(1,742,932)	5,592,726
Cash and cash equivalents at beginning of year	4,367,178	539,380

Cash and cash equivalents at end of period	$2,624,246	$6,132,106

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$521
Taxes	$3,600	$-

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

June 30, 2007
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

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on September 26, 2007 and our Quarterly Report on Form 10QSB for the quarter ended March 31, 2007 filed with the SEC on September 26, 2007. The Consolidated Balance Sheet as of December 31, 2006 is derived from our audited consolidated financial statements as of that date.

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

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$ 1,660	$ -	$ 4,240	$60,605
General and administrative	107,937	4,785	243,904	363,155
Total stock-based compensation expense	$ 109,597	$ 4,785	$ 248,144	$ 423,760

Stock Option Activity

A summary of our stock option and warrant activity during the six months ended June 30, 2007 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	1,281,125	$1.17
Granted	152,000	$4.30
Forfeited	(32,273)	$1.99
Exercised	(81,552)	$1.14
Expired	-	-
Outstanding as of June 30, 2007	1,319,300	$1.32

Exercisable as of June 30, 2007	1,016,300	$1.51

The weighted-average grant-date fair value for options granted during the six months ended June 30, 2007 was $4.30 per share and $1.02 per share in the corresponding six month period of 2006. During the six months ended June 30, 2007 and 2006, $77,374 and zero was received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 was approximately $3,191,182. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $4.65 on June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of June 30, 2007 was $397,608 which we expect to recognize over a weighted-average period of 1.2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$-	$-	$-	$(1,115,704)
Pre-tax gain (loss) on disposal of discontinued operations (1)	-	(31)	-	$3,601,071

Income (loss) from discontinued operations	$-	$(31)	$-	$2,485,367

(1) We did not record any tax liability associated with the gain on the disposal of discontinued operations in 2006 due to our large net operating loss carryforwards.

4.    NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the if converted method. For the three and six months ended June 30, 2007 and 2006, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or warrants in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	1,266,967	1,061,925	1,235,384	996,925
Warrants	10,000	10,000	10,000	10,000

Total	1,276,967	1,071,123	1,245,384	1,006,925

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Trade accounts payable and accrued expenses	$1,681,727	$1,751,014
Accrued legal and other professional fees	125,800	120,030
Accrued payroll and related costs	101,926	148,252
Total	$1,909,953	$2,019,296

6. INCOME TAXES

We recorded minimum income tax provisions for the three and six month period ended June 30, 2007 of $3,600 and zero for the comparable period of 2006.

7. RELATED PARTY TRANSACTIONS

In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company in repayment of the loan.

8. SUBSEQUENT EVENTS

None.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2006 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2006 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in the Company’s Form 10-KSB filed with the SEC on September 26, 2007 and our Quarterly Report on Form 10QSB for the quarter ended March 31, 2007 filed with the SEC on September 26, 2007. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory for the three and six months ended June 30, 2007 was zero.

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

THREE-MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended June 30, 2007 and 2006 product revenues were $10,832 and $6,883, respectively. This increase of $3,949 or 57% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For each of the three months ended June 30, 2007 and 2006 we recognized licensing revenue of $289,279.  Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in calendar years 2005 and 2004 and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended June 30, 2007 and 2006 consulting revenues were $70,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $72,060 and $247,847 respectively, for the three months ended June 30, 2007 and 2006. This decrease of $175,787 or 71% in research and development expenses was primarily due to lower external development and clinical costs.

General and Administrative Expenses

General and administrative expenses were $812,947and $845,271 for the three months ended June 30, 2007 and 2006, respectively. The decrease in general and administrative expenses of $32,324 or 11% was lower employee-consulting and administrative personnel costs partially offset by increased legal and patent fees.

Other Income (expense), net

Other income (expense), net, was $36,894 and $64,297 for the three months ended June 30, 2007 and 2006, respectively. The decrease in other income, net of $27,403 or 43% during the second quarter of 2007 as compared to the 2006 period was primarily due to lower invested balances during the 2007 period.

Income Taxes

The expense for income taxes for the three months ended June 30, 2007 and 2006 was zero, in both periods.

SIX-MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the six months ended June 30, 2007 and 2006 product revenues were $11,932 and $13,676, respectively. This decrease of $1,744 or 13% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For the six months ended June 30, 2007 and 2006 we recognized licensing revenue of 578,558 in each period.  Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in calendar years 2005 and 2004 and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the six months ended June 30, 2007 and 2006 consulting revenues were $140,000 and $93,333, respectively. This increase of $46,667 or 50% in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $458,419 and $993,212 respectively, for the six months ended June 30, 2007 and 2006. This decrease of $534,793 or 54% in research and development expenses was primarily due to lower licensing fees, employee stock-based compensation expense and research and development personnel costs which were partially offset by an increase in external development costs.

General and Administrative Expenses

General and administrative expenses were $1,910,414 and $1,817,666 for the six months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses of $92,748 or 5% was primarily due to increased employee-consulting and legal expenses partially offset by lower employee stock-based compensation expense and general and administrative personnel costs.

Other Income (expense), net

Other income (expense), net, was $78,143 and $81,617 for the six months ended June 30, 2007 and 2006, respectively. The decrease in other income, net of $3,474 or 4% during the 2007 period as compared to the 2006 period reflects the amount of time during each of the six month periods that our cash was invested. Although our invested balances were higher in the 2006 period, our cash was invested for a shorter period of time during the six month period.

Income Taxes

The expense for income taxes for the six months ended June 30, 2007 and 2006 was $3,600 and zero, respectively. The income tax recorded in the 2007 period was primarily related to the minimum income taxes required under state regulations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues and royalties under agreements with third parties. At June 30, 2007 and December 31, 2006, we had cash and cash equivalents in the aggregate of $2,624,246 and $4,367,178, respectively.

Continuing Operations

Net cash used in operating activities for the six months ended June 30, 2007 was $1,499,269 as compared to net cash used in operating activities in the 2006 period of $1,365,083.  In the 2007 period, as compared to the 2006 period, the changes in net cash used in operating activities was primarily attributable to a decrease in accounts payable and accrued expenses.

Net cash provided by financing activities for the six months ended June 30, 2007 was $77,374 as compared to net cash used in financing activities for the 2006 period of $83,406. Net cash provided by financing activities for the 2007 period was primarily the result of stock option exercises. Net cash used in financing activities for the 2006 period was primarily the result of the issuance of treasury stock to the minority shareholders of ABC-Curacao and ABC-NY related to the Asset Purchase Agreement.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash used in operating activities from discontinued operations in the 2007 was $321,037 as compared to net cash provided by operating activities of $982,502 in the comparable period of 2006.

Net cash provided by investing activities from discontinued operations in the 2007 and 2006 periods was zero and $6,058,713, respectively.

Net cash used in financing activities from discontinued operations in each period of 2007 and 2006 was zero in each period.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the six month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOSPECIFICS TECHNOLOGIES CORP. (Registrant)

Date: September 26, 2007	By:	/s/ Thomas L. Wegman
Thomas L. Wegman
President
(Principal Executive and Financial Officer)