Form 10QSB
period 2007-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2007-11-13
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Yes [X]  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No  [X]

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding November 2, 2007
Common Stock ($.001 par value)	5,329,501

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

PART I – FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

September 30,
2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,882,232
Accounts receivable, net	75,314
Prepaid expenses and other current assets	113,954
Total current assets	2,071,500

Property, plant and equipment, net	43,715

Total assets	2,115,215

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,068,131
Deferred revenue	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138
Total current liabilities	3,583,385

Long-term deferred revenue	3,240,912

Stockholders' equity (deficit):
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,449,868 shares issued and outstanding at September 30, 2007	5,450
Additional paid-in capital	4,542,831
Retained earnings (deficit)	(7,937,632)
Treasury stock, 131,267 shares at cost at September 30, 2007	(693,957)
Notes receivable from former CEO, shareholder and Chairman and other related party	(625,774)
Total stockholders' equity (deficit)	(4,709,082)

Total liabilities and stockholders’ equity	$2,115,215

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net sales	$10,128	$5,141	$22,060	$18,817
Licensing fees	289,279	289,279	867,837	867,837
Consulting fees	70,000	70,000	210,000	163,333
	369,407	364,420	1,099,897	1,049,987
Costs and expenses:
General and administrative	1,001,384	769,449	2,911,798	2,668,315
Research and development	142,582	134,194	601,001	1,127,406
	1,143,966	903,643	3,512,799	3,795,721
Operating loss from continuing operations	(774,559)	(539,223)	(2,412,902)	(2,745,734)

Other income (expense):
Interest income	29,253	73,286	107,396	155,424
Interest expense	-	-	-	(521)
	29,253	73,286	107,396	154,903
Loss from continuing operations before benefit (expense) for income tax	(745,306)	(465,937)	(2,305,506)	(2,590,831)
Income tax benefit (expense)	-	-	(3,600)	-

Net income (loss) from continuing operations	(745,306)	(465,937)	(2,309,106)	(2,590,831)

Discontinued operations:
Net loss from discontinued operations	-	-	-	(1,115,704)
Net gain on the sale of assets	-	-	-	3,601,071

Net income (loss)	$(745,306)	$(465,937)	$(2,309,106)	$(105,464)

Basic net income (loss) per share:
From continuing operations	$(0.14)	$(0.09)	$(0.44)	$(0.50)
From discontinued operations	$-	$-	$-	$0.48

Basic net income (loss) per share	$(0.14)	$(0.09)	$(0.44)	$(0.02)

Diluted net income (loss) per share:
From continuing operations	$(0.14)	$(0.09)	$(0.44)	$(0.50)
From discontinued operations	$-	$-	$-	$0.48

Diluted net income (loss) per share	$(0.14)	$(0.09)	$(0.44)	$(0.02)

Shares used in computation of basic net income (loss) per share	5,317,324	5,234,429	5,276,238	5,215,015
Shares used in computation of diluted net income (loss) per share	5,317,324	5,234,429	5,276,238	5,215,071

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2007	2006
Net loss	$(2,309,106)	$(2,590,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,106	16,617
Issuance of restricted stock for services	-	7,875
Stock-based compensation expense	477,363	485,456
Changes in operating assets and liabilities:
Accounts receivable	(24,190)	46,222
Prepaid expenses and other current assets	(69,541)	11,059
Accounts payable and accrued expenses	353,234	379,560
Employee bonus plan liability	-	(6,600)
Deferred revenue	(702,837)	(606,170)

Net cash provided by (used in) operating activities from continuing operations	(2,250,971)	(2,256,810)
Net cash provided by (used in) discontinued operations	(321,037)	1,011,823

Net cash provided by investing activities from discontinued operations	-	6,058,713

Cash flows from financing activities:
Proceeds received from stock option exercises	87,062	-
Payment to minority shareholders	-	(83,406)

Net cash provided by (used in) financing activities from continuing operations	87,062	(83,406)

Increase in cash and cash equivalents	(2,484,946)	4,730,318
Cash and cash equivalents at beginning of year	4,367,178	539,380

Cash and cash equivalents at end of period	$1,882,232	$5,269,698

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$521
Taxes	$3,600	$-

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

September 30, 2007
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

On August 23, 2007, we entered into a license agreement and a clinical research agreement (the “Agreements”) with a third party.  In connection with the execution of the Agreements we made certain up-front payments to this third party.

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

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on September 26, 2007 and our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007 filed with the SEC on September 26, 2007.

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

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$4,979	$12,576	$9,219	$73,183
General and administrative	224,240	49,118	468,144	412,273
Total stock-based compensation expense	$229,219	$61,694	$477,363	$485,456

Stock Option Activity

A summary of our stock option and warrant activity during the nine months ended September 30, 2007 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	1,281,125	$1.17
Granted	227,000	$4.50
Forfeited	(41,573)	$1.87
Exercised	(84,052)	$1.22
Expired	-	-
Outstanding as of September 30, 2007	1,382,500	$1.41

Exercisable as of September 30, 2007	1,200,875	$1.55

The weighted-average grant-date fair value for options granted during the nine months ended September 30, 2007 was $4.50 per share and $0.95 per share in the corresponding nine month period of 2006. During the nine months ended September 30, 2007 and 2006, $87,062 and zero was received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2007 was approximately $5,239,539. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $5.80 on September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of September 30, 2007 was $403,300 which we expect to recognize over a weighted-average period of 1.5 years.

Recent Accounting Pronouncements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$-	$-	$-	$(1,115,704)
Pre-tax gain (loss) on disposal of discontinued operations	-	-	-	$3,601,071

Income (loss) from discontinued operations	$-	$-	$-	$2,485,367

4.  NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the if converted method. For the three and nine months ended September 30, 2007 and 2006, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or warrants in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing and discontinued operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	1,074,531	1,125,992	1,061,844	1,039,691
Warrants	10,000	10,000	10,000	10,000

Total	1,084,531	1,135,992	1,071,844	1,049,691

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2007	December 31, 2006
Trade accounts payable and accrued expenses	$1,938,352	$1,751,014
Accrued legal and other professional fees	39,462	120,030
Accrued payroll and related costs	90,317	148,252

Total	$2,068,131	$2,019,296

6.  INCOME TAXES

We recorded minimum income tax provisions for the three and nine month period ended September 30, 2007 of $3,600 and zero for the comparable period of 2006.

7.  RELATED PARTY TRANSACTIONS

In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company in repayment of the loan.

8.  SUBSEQUENT EVENTS

On October 24, 2007 the Company held its Annual Meeting of Stockholders for the fiscal year 2006.  At the meeting, the Company’s current directors, Thomas Wegman, Paul Gitman, Henry Morgan, Michael Schamroth, Toby Wegman and Mark Wegman were elected to continue serving as the Company’s directors for their respective terms and Tabriztchi & Co., CPA, P.C. was re-appointed as the Company’s independent registered public accounting firm.  For more information, please see Item 4. “Submission of Matters to a Vote of Security Holders,” below.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2006 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2006 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in the Company’s Form 10-KSB filed with the SEC on September 26, 2007 and our Quarterly Reports on Form 10QSB for the quarters ended March 31, 2007 and June 30, 2007 filed with the SEC on September 26, 2007. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Receivables and Deferred Revenue. Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. DFB paid to us a partial payment of $425,000 in respect to the technical assistance to be provided by us. In March 2007, DFB paid us an additional $400,000 under the terms of the agreement. The consulting obligations generally expire during March 2011.  As of September 30, 2007 the remaining accounts receivable balance due was $575,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $575,000.

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory for the three and nine months ended September 30, 2007 was zero.

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

THREE-MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended September 30, 2007 and 2006 product revenues were $10,128 and $5,141, respectively. This increase of $4,987 or 97% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For each of the three months ended September 30, 2007 and 2006 we recognized licensing revenue of $289,279.  Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in calendar years 2005 and 2004 and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended September 30, 2007 and 2006 consulting revenues were $70,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $142,582 and $134,194 respectively, for the three months ended September 30, 2007 and 2006. This increase of $8,388 or 6% in research and development expenses was primarily due to higher licensing agreement fees offset by lower personnel costs.

General and Administrative Expenses

General and administrative expenses were $1,001,384 and $769,449 for the three months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses of $232,935 or 30% was due to stock-based compensation expense, employee-consulting and legal fees partially offset by lower administrative personnel costs and patent fees.

Other Income (expense), net

Other income (expense), net, was $29,253 and $73,286 for the three months ended September 30, 2007 and 2006, respectively. The decrease in other income, net of $44,033 or 60% during the third quarter of 2007 as compared to the 2006 period was primarily due to lower invested balances during the 2007 period.

Income Taxes

The expense for income taxes for the three months ended September 30, 2007 and 2006 was zero, in both periods.

NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the nine months ended September 30, 2007 and 2006 product revenues were $22,060 and $18,817, respectively. This increase of $3,243 or 17% was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For the nine months ended September 30, 2007 and 2006 we recognized licensing revenue of $867,837 in each period.  Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in calendar years 2005 and 2004 and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from a consulting and technical assistance contract primarily as a result of the Asset Purchase Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the nine months ended September 30, 2007 and 2006 consulting revenues were $210,000 and $163,333, respectively. This increase of $46,667 or 29% in consulting revenues was primarily the result of the timing of the Asset Purchase Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $601,001 and $1,127,406 respectively, for the nine months ended September 30, 2007 and 2006. This decrease of $526,405 or 47% in research and development expenses was primarily due to lower licensing fees, employee stock-based compensation expense and research and development personnel costs which were partially offset by an increase in external development costs.

General and Administrative Expenses

General and administrative expenses were $2,911,798 and $2,668,315 for the nine months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses of $243,483 or 9% was primarily due to increased employee-consulting and legal expenses partially offset by lower employee stock-based compensation expense and general and administrative personnel costs.

Other Income (expense), net

Other income (expense), net, was $107,396 and $154,903 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in other income, net of $47,507 or 31% during the 2007 period as compared to the 2006 period was mainly due to lower invested balances reflecting the amount of cash available for investment.

Income Taxes

The expense for income taxes for the nine months ended September 30, 2007 and 2006 was $3,600 and zero, respectively. The income tax recorded in the 2007 period was primarily related to the minimum income taxes required under state regulations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments and licensing revenues and royalties under agreements with third parties. At September 30, 2007 and December 31, 2006, we had cash and cash equivalents in the aggregate of $1,882,232 and $4,367,178, respectively.

Continuing Operations

Net cash used in operating activities for the nine months ended September 30, 2007 was $2,250,971 as compared to net cash used in operating activities in the 2006 period of $2,256,810.  In the 2007 period, as compared to the 2006 period, the changes in net cash used in operating activities was primarily attributable to decreases in operational expenses and the recognition of deferred revenue from payments received in prior periods partially offset by increases in prepaid expenses and accounts receivable.
Net cash provided by financing activities for the nine months ended September 30, 2007 was $87,062 as compared to net cash used in financing activities for the 2006 period of $83,406. Net cash provided by financing activities for the 2007 period was primarily the result of stock option exercises. Net cash used in financing activities for the 2006 period was primarily the result of the issuance of treasury stock to the minority shareholders of ABC-Curacao and ABC-NY related to the Asset Purchase Agreement.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash used in operating activities from discontinued operations in the 2007 period was $321,037 as compared to net cash provided by operating activities of $1,011,823 in the comparable period of 2006.

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

Risk Factors

See “Risk Factors” under Item 1, “Description of Business” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on October 24, 2007 at the office of Thelen Reid Brown Raysman & Steiner LLP, New York, New York, in accordance with the Notice of Annual Meeting of Stockholders sent on or about September 28, 2007.  The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1:  Election of Directors

At the meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the end of his or her respective term and received the number votes set forth after their respective names below.

Nominee	Number of Shares
	For	Against	Abstain
Class I (2 year term) *
Thomas Wegman	4,594,038	74,392	19,996
Paul Gitman	4,552,453	115,977	19,996
Class II (3 year term) *
Henry Morgan	4,554,053	114,377	19,996
Michael Schamroth	4,554,153	114,277	19,996
Class III (1 year term) *
Toby Wegman	4,541,338	127,092	19,996
Mark Wegman	4,593,838	74,592	19,996
_____________

* The Class I directors’ term will expire at the 2009 Annual Stockholders’ Meeting for the 2008 fiscal year and consists of Thomas Wegman and Paul Gitman.  The Class II directors’ term will expire at the 2010 Annual Stockholders’ Meeting for the 2009 fiscal year and consists of Henry Morgan and Michael Schamroth.  The Class III directors’ term will expire at the 2008 Annual Stockholders’ Meeting for the 2007 fiscal year and consists of Toby Wegman and Mark Wegman.

Proposal 2:  Ratification of the selection of Tabriztchi & Co. CPA, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

At the meeting, our stockholders ratified by the vote set forth below the selection of Tabriztchi & Co. CPA, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Number of Shares
For	Against	Abstain	Broker Non-Votes
4,664,202	3,046	21,176	0

The number of shares of our common stock eligible to vote as of the record date of September 24, 2007 was 5,316,101 shares.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP. (Registrant)
Date: November 13, 2007	/s/ Thomas L. Wegman
Thomas L. Wegman President (Principal Executive and Financial Officer)