Form 10KSB
period 2007-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2008-05-02
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from __________________ to __________________

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	0-19879	11-3054851
(State or Other Jurisdiction	(Commission File Number)	(I.R.S. Employer
Of Incorporation)		Identification No.)

35 Wilbur Street
Lynbrook, NY 11563
(Address of Principal Executive Offices, including zip code)

516.593.7000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X]

The issuer’s revenues from continuing operations for the fiscal year ending December 31, 2007 were $1,514,334.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 7, 2008. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $48,522,660.

The number of shares outstanding of the issuer's common stock as of April 7, 2008 is 5,722,500.

i

Introductory Comments – Terminology

Throughout this annual report on Form 10-KSB (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiaries, Advance Biofactures Corporation (“ABC-NY”) and Advance Biofactures of Curacao, N.V. (“ABC-Curacao”), which was sold in 2006.  We also owned two dormant companies, BioSpecifics N.V. and Biota N.V., which were each liquidated in January 2007.

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  XIAFLEX is in a Phase III trial for treatment of Dupuytren’s disease and top line results are expected to be released in the second quarter of 2008.

Marketed Product

Prior to the sale of our collagenase topical business to DFB Biotech, Inc. and its affiliates (“DFB”) in March 2006, we had been in the business of manufacturing the active pharmaceutical ingredient (“API” or “API Enzyme”) for a topical collagenase prescription product. We had developed and achieved Food and Drug Administration (“FDA”) approval for the topical collagenase prescription product. This topical collagenase product is an FDA approved biologic product indicated for debridement of chronic dermal ulcers and severely burned areas. Abbott Laboratories, Inc. and its subsidiaries (“Abbott”), under the terms of an exclusive licensing agreement (the “Abbott Agreement”), compounded the API into a topical collagenase ointment utilizing the API Enzyme manufactured by us.

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

Development of Injectable Collagenase for Multiple Indications

We are developing an injectable collagenase for multiple indications. The most advanced indications are for the treatment of Dupuytren’s disease, Peyronie’s disease and frozen shoulder. On June 3 2004, we entered into a development and licensing agreement with Auxilium, which was amended on May 10, 2005 (the “Auxilium Agreement”). Under the Auxilium Agreement, we have granted Auxilium an exclusive worldwide license to develop products containing our injectable collagenase for the treatment of Dupuytren’s disease and Peyronie's disease and the option to develop and license the technology for use in additional indications other than dermal formulations labeled for topical administration.  In December 2005, Auxilium exercised its option to include the clinical indication of frozen shoulder. The Auxilium Agreement and other licensing agreements are discussed more fully in this Item 1, under the section titled “Licensing and Marketing Agreements.”

In its presentation materials filed in its Current Report on Form 8-K on February 28, 2008, Auxilium noted the following key points in regards to XIAFLEX:

•	Potential to replace surgery
•	Worldwide rights offer options to build company or generate cash – exploring partnering opportunities now
•	We believe there are approximately 450,000 potential patients annually in U.S. and EU for Dupuytren’s & Peyronie’s indications -> $1 Billion opportunity, based on market research and analysis

In its Form 10-K filed on March 10, 2008, Auxilium announced that it intends to explore partnering opportunities for XIAFLEX in Europe as part of its ongoing evaluation of options to maximize the product’s potential in Europe.  No final decision as to whether to do it on its own or to establish a partnership has been reached. To the extent that Auxilium establishes such a partnership, BTC may derive a monetary benefit under the terms of the Auxilium Agreement. If Auxilium out-licenses to a third party, then we receive a certain specified percentage of all non royalty payments made to Auxilium in consideration of such out-licenses.

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

Collagenase for Treatment of Dupuytren’s Disease

Dupuytren’s disease is a deforming condition of the hand in which one or more fingers contract toward the palm, often resulting in physical disability. The onset of Dupuytren’s disease is characterized by the formation of nodules in the palm that are composed primarily of collagen. As the disease progresses, the collagen nodules begin to form a cord causing the patient’s finger(s) to contract, making it impossible to open the hand fully. Patients often complain about the inability to wash their hands, wear gloves, or grasp some objects.  Dupuytren’s disease has a genetic basis and it is most prevalent in individuals of northern European ancestry. Well-known individuals with Dupuytren’s disease include President Ronald Reagan and Prime Minister Margaret Thatcher.

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

Hand surgeons note that the Dupuytren’s disease surgery is tedious, lengthy and poorly reimbursed in the U.S.  In a conference on February 8, 2007, Auxilium stated that the average cost of Dupuytren’s disease surgery is $5,000 in the U.S. and $3,500 in Europe.  Auxilium has reported that U.S. based hand surgeons would recommend the use of collagenase injection on 76% of the patients who are candidates for surgery. This figure is consistent with an earlier survey that we conducted, which found that U.S. hand surgeons would recommend the use of collagenase injection on 80% of patients considered eligible for Dupuytren’s disease surgery.

Phase III Clinical Trials

Phase III clinical results with injectable collagenase manufactured by us were published in the July-August 2007 issue of the Journal of Hand Surgery.  The study was designed and monitored by us in collaboration with Marie Badalamente, PhD and Lawrence Hurst, M.D., who are clinical investigators from the Department of Orthopaedics, at the State University of New York, Health Science Center at Stony Brook, New York.  Auxilium issued a press release on July 24, 2007 based on their statistical analysis of the results.  Please see “Development Status” under this Item 1 for information regarding the results of this trial.

33 of 35 patients who entered the double-blind phase of the trial completed the study and 19 of them entered the open label extension.  In the double-blind phase of the study, 23 patients received injectable collagenase and 12 received placebo. The results show that 21 of 23 patients (91%) treated with up to 3 injections of injectable collagenase achieved clinical success (reduction in joint contracture to within 0° to 5° of normal) in the double-blind phase. 12 of 14 (86%) of metacarpophalangeal (“MP”) joints and 9 of 9 (100%) proximal intraphalangeal (“PIP”) joints were successfully treated. No patient treated with placebo achieved clinical success.

Of the 19 patients who entered the open label phase, 15 had previously received placebo, and 4 had received the active drug but required further treatment due to incomplete success or treatment failure or needed treatment for other contractures. 17 of 19 patients (89%) who received up to 3 injections of injectable collagenase achieved clinical success in at least 1 treated joint in the open label phase. 14 of 16 (88%) of MP joints and 13 of 19 (68%) PIP joints were successfully treated.

During the double-blind and extension phases, the mean numbers of injections needed to achieve clinical success were 1.5 and 1.4, respectively.  Clinical success was achieved in a median of 8 days during the double-blind phase. The time for achievement of clinical success ranged between 1 and 29 days in the open label extension phase of the study.

An evaluation of the long-term durability of treatment was conducted for patients treated in this Phase III trial and its open label extension. At the 24-month follow up, recurrence of contracture of at least 20° was favorable compared to the long-term results observed post surgery according to the investigators. Of the 54 successfully treated joints, all were followed up for 24 months. Over the 24- month period, 5 joints (9%) had a recurrence.  Dr. Badalamente stated that reported recurrence rates post surgery vary widely, from 27% to 80%.

The most common adverse events were pain and swelling of the hand at the injection site and post-injection temporary swelling of a modest nature in the lymph node area of the armpit. There were no nerve or arterial injuries. Adverse events were generally mild to moderate in nature and resolved without treatment within 30 days.

In a press release dated July 31, 2007, Auxilium announced information related to the latest Phase III clinical trials conducted with injectable collagenase. Auxilium discussed the results of the suspended clinical trials of XIAFLEX for the treatment of Dupuytren’s contracture conducted in the fourth quarter of 2006: A total of 30 patients were treated: 22 received XIAFLEX and 8 received placebo injections. 2 of the patients who received XIAFLEX received 2 injections in a primary joint; 1 patient received 1 injection in a primary joint and 1 injection in a secondary joint; and the other 19 patients all received a single injection of XIAFLEX into a primary joint. The data indicates that 14 of the 22 (64%) patients injected with XIAFLEX achieved clinical success, defined as reduction of the contracture to within 0º–5º of normal. No patients who received placebo injections achieved clinical success. No serious adverse events related to study drug were reported, and adverse events included injection site pain, contusions and edema.

Phase II Trials

A Phase II clinical study was designed to evaluate the relative safety and efficacy of collagenase compared to placebo injection in improving the degree of flexion deformity, and range of finger motion in patients with Dupuytren’s disease. The investigation was carried out as a randomized, double-blind, placebo-controlled clinical trial using collagenase or placebo. 36 MP patients and 13 PIP patients were enrolled in the study. The success rate was determined one month after the first injection of collagenase or placebo.  The overall success rate, defined by the primary endpoint of reduction in contracture to within 0º–5º of normal, was 14 out of 18 patients (78%) for MP joints (p=0.001) and approximately 70% for PIP joints. Adverse events reported during this protocol included pain and swelling of the hand, bruising, and post-injection self-limiting swelling of the lymph nodes. Some patients experienced transient increases in blood pressure on the day of injection, which were attributed to anxiety in anticipation of the treatment.  Only one serious adverse event was reported and it was not attributed to the study drug by the clinical investigator.

This study demonstrated a statistically significant reduction in contracture to within 0º-5° of normal at day 30 and improved range of motion at 7 and 14 days and at day 30 after a single injection of collagenase into the cord affecting the MP joint.

A second Phase II study designed as a double-blind, randomized, parallel group, placebo-controlled, dose response clinical trial was conducted.  55 MP patients and 25 PIP patients with a mean baseline fixed flexion deformity of 49 degrees were enrolled in the study at two centers. Patients were treated with low (2,500), mid (5,000) or high (10,000)

number of units of collagenase or placebo.  The overall success rate and primary endpoint were defined as reduction in contracture to within 0º–5º of normal 30 days after the first injection.

18 out of the 23 patients (78%) who received the high number of units returned to normal extension (0º-5º) at one month post-treatment as compared to 10 out of 22 (45%) in the mid number of units group, and nine out of 18 (50%) in the low number of units group.  There was no response to placebo in any patient. For PIP joints, 5 out of 7 (71%) patients who received the high number of units of collagenase returned to normal extension at the one month post-treatment as compared to 4 out of 7 (57%) patients in the mid number of units group, 2 out of 4 (50%) in the low number of units group and 0 out of 7 (0%) in the placebo group.  For MP joints, 13 out of 16 (81%) patients who received the high number of units group of collagenase returned to normal extension at the one month post-treatment as compared to 6 out of 15 (43%) patients in the mid number of units group, 7 out of 14 (50%) in the low number of units group and 0 out of 10 (0%) in the placebo group.

The investigators did not attribute any of the serious adverse events that occurred to the study drug.

Development Status

In its Form 10-K filed on March 10, 2008, Auxilium provided the following status report on the Phase III clinical trial:

In December 2006, [Auxilium] suspended the dosing of patients in [its] ongoing phase III trials for XIAFLEX for the treatment of Dupuytren’s contracture in response to an issue related to the manufacture of clinical supplies. Phase III trials resumed in September 2007. In December, 2007, patient enrollment was completed in Auxilium’s second U.S. phase III pivotal trial (CORD I) and its Australian phase III study (CORD II) of XIAFLEX for the treatment of Dupuytren’s contracture. In accordance with the study design, all enrolled patients have received their first injection of either XIAFLEX or placebo. [Auxilium was] able to exceed enrollment targets in both studies, with greater than 300 patients enrolled in the CORD I and CORD II studies combined. Auxilium had targeted enrolling 216 patients in CORD I and 60 patients in CORD II. [Auxilium expects] to release top line efficacy results from these two trials in the second quarter of 2008. [Auxilium has] now completed enrollment in the U.S. JOINT I open label study. At this point [Auxilium continues] to actively enroll patients in JOINT II in Europe, and [Auxilium expects] to complete enrollment in the first quarter of 2008. As of March 5, 2008, [Auxilium has] enrolled approximately 890 patients in all of the clinical trials started in the third quarter of 2007 and these patients have received in excess of 1980 total injections.

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

Surgery is the only proven treatment for Peyronie’s disease and the results are variable. Surgery often results in shortening of the penis. Auxilium has reported that 33% of Peyronie’s disease patients who undergo surgery are subsequently dissatisfied with the results and they frequently require a penile implant.  Patients with Peyronie’s disease strongly desire therapeutic alternatives to surgery. Auxilium has reported that 90% of urologists would use collagenase injection to delay or avoid surgery and this finding is consistent with a survey of urologists conducted for us.

Histological and biochemical studies indicate that the scarring on the penis due to Peyronie’s disease is composed primarily of collagen.

An independent investigator carried out a positive Phase I clinical trial in which he treated approximately 180 patients in an open label trial.  In addition, two positive open label clinical trials have been conducted by an independent investigator at Tidewater Urology in Norfolk, Virginia, which is the largest center for treatment of Peyronie’s disease in the world.

Auxilium announced on October 25, 2006 the results of two Phase II trials. Auxilium stated:

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

An article was published by Gerald H. Jordan, M.D. in the Journal of Sexual Medicine in January 2008, titled “The Use of Intralesional Clostridial Collagenase Injection Therapy for Peyronie’s Disease: A Prospective, Single-Center, Non-Placebo Controlled-Study.”  The details from the article’s abstract are as follows:

Methods.  Twenty-five patients aged 21-75 years who were referred to a single institution with a well-defined Peyronie’s disease plaque were treated with three intralesional injections of clostridial collagenase 10,000 units in a small volume (0.25 cm3 per injection) administered over 7-10 days, with a repeat treatment (i.e., three injections of collagenase 10,0000 units/25 cm3 injection over 7-10 days) at 3 months.  Primary efficacy measures were changes from baseline in the deviation angle and plaque size.  Secondary efficacy end points were patient responses to a Peronie’s disease questionnaire and improvement according to the investigator’s global evaluation of change.

Main Outcome Measure.  The primary efficacy measures were change in deviation angle and change in plaque size.  Secondary and points were patient questionnaire responses and improvement according to the investigators’ global evaluation of change.

Results.  Significant decreases from baseline were achieved in the mean deviation angle at months 3 (P = 0.0001) and 6 (P = 0.0012), plaque width at months 3 (P = 0.0018) and 6 (P = 0.0483).  More than 50% of patients in this series considered themselves “very much improved” or “much improved” at all time points in the study, and the drug was generally well tolerated.

Conclusion.  The benefits of intralesional clostridial collagenase injections in this trial lend support to prior studies supporting its use in the management of Peyronie’s disease.  A double-blind, placebo-controlled study is currently under development.

Development Status

Auxilium reported in its Form 10-K filed on March 10, 2008 that it will initiate a Phase IIb trial for Peyronie’s disease in the first half of 2008 pending FDA review of Auxilium’s previously conducted animal study results and the proposed Phase IIb protocol.

Collagenase For Treatment of Frozen Shoulder (Adhesive Capsulitis)

Frozen shoulder is a clinical syndrome of pain and decreased motion in the shoulder joint. It is estimated to affect 2-5% of the general population with a slightly higher incidence in women.  It is estimated that 700,000 patients visit doctors annually in the U.S. in connection with frozen shoulder.  It typically occurs between the ages of 40-70. Individuals with insulin dependent diabetes have been reported to have a 36% higher incidence rate and are more likely to have bilateral symptoms.

Results of a Phase II randomized double-blind, placebo controlled, dose response study were presented at the annual meeting of the American Academy of Orthopaedic Surgeons (AAOS) in March 2006. Based on Auxilium’s prior review of the data contained in the oral presentation, they elected to exercise their option to develop and commercialize this additional indication for collagenase injection in December 2005.  In its Form 10-K filed on March 10, 2008, Auxilium reported that it has started certain non-clinical activities that it believes are necessary for advancing the program to the next stage of clinical trials.

Other Clinical Indications For Collagenase

Lipomas

Lipomas are benign fatty tumors that occur as bulges under the skin. An open label clinical trial has been completed for treatment of lipomas utilizing a single injection of collagenase. Based on observations made during preclinical studies that a collagenase injection decreased the size of fat pads in animals, a Phase I open label clinical trial was conducted. Favorable initial results (10 out of 12 patients had a 50-90% reduction in the size of the lipomas) from this study for treatment of lipomas were presented at a meeting of the American Society of Plastic Surgeons.  We have announced our intention to initiate a Phase II trial for treatment of lipomas in the first half of 2008.

Cellulite

Cellulite is a condition characterized by dimpling of the skin and a mattress phenomenon typically affecting the thighs and buttocks. It is due to irregular and discontinuous subcutaneous connective tissue. An open label study has been completed to assess whether injectable collagenase can restore the cellulite-affected areas to a more cosmetically acceptable appearance. An abstract of an article titled “Collagenase Injection in the Treatment of Cellulite” by A. Dagum and M.Badalamente, describing the promising results of this study was published in Plastic and Reconstructive Surgery on September 15, 2006.  We have announced our intention to initiate a Phase II clinical trial for cellulite treatment in the second half of 2008.

Scarred Tendon

Traumatic injuries to the hand may result in an inability to return to normal function due to scar formation between flexor tendon and surrounding tissues. Scarring frequently results in the formation of adhesions, which complicates the ability of the tendon to glide further impairing finger movement. Surgical repairs of the flexor tendon are notably difficult because of the post-traumatic accumulation of scar tissue, as such it is considered to be one of the most difficult issues in orthopaedic surgery. An open label clinical investigation was initiated by independent investigators to determine if collagenase injection can be of help to patients with scarred flexor tendons and has been closed.

Total Patient Exposure

Clinical investigations with our collagenase injection have been conducted in the treatment of herniated disc disease, keloids and hypertrophic scars, as an adjunct to vitrectomy, Peyronie’s disease, Dupuytren’s disease, glaucoma, frozen shoulder, lipoma, flexor tendon adhesions and cellulite. In its Form 10-K filed on March 10, 2008, Auxilium reported that as of March 5, 2008, over approximately 890 patients have received in excess of 1,980 injections.  In addition, BioSpecifics has treated over 1300 patients in its own clinical studies.

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

In addition, at the closing of the Asset Purchase Agreement, DFB (i) acquired from us certain inventory and manufacturing equipment used in the topical collagenase business, (ii) was granted a perpetual royalty free license to use, solely in connection with the topical collagenase business, certain intangible assets retained by us and (iii) was granted the right (for a limited period of time which was subsequently extended in April 2008) to use, solely in connection with the topical collagenase business, certain tangible assets retained by us. As part of the sale, we transferred to DFB our FDA manufacturing license.

As consideration for the purchased assets we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 in payments from DFB. The consulting obligations generally expire during March 2011.

On January 8, 2007, we entered into an Amendment to the Asset Purchase Agreement with ABC-NY and DFB (the “Amendment”) in order to clarify the intent of the parties with respect to certain provisions of the Asset Purchase Agreement and the parties are discussing further clarifications to address certain concerns raised by Auxilium.

Auxilium Agreement

On June 3, 2004, we entered into the Auxilium Agreement, which was amended on May 10, 2005.  Under the Auxilium Agreement, we granted to Auxilium exclusive worldwide rights to develop, market and sell certain products containing our injectable collagenase.  Auxilium’s licensed rights concern the development of products, other than dermal formulations labeled for topical administration, and currently its licensed rights cover the indications of Dupuytren’s and Peyronie’s diseases and frozen shoulder, for which Auxilium exercised its option in December 2005. Auxilium may further expand the Auxilium Agreement, at its option, to cover other indications as that we may develop.

The royalty obligations under the Auxilium Agreement extend, on a country-by-country and product-by-product basis, for the longer of the patent life, the expiration of any regulatory exclusivity period or 12 years from the date of execution of the Auxilium Agreement (June 3, 2016). Auxilium may terminate the Auxilium Agreement upon 90 days prior written notice.

Auxilium is generally responsible, at its own cost and expense (excluding the third party costs for the development of the lyophilization of the injection formulation, which are shared equally by the parties), for developing the formulation and finished dosage form of products and arranging for the clinical supply of products.  Auxilium is responsible for all clinical development and regulatory costs for Peyronie’s disease, Dupuytren’s disease, frozen shoulder and all additional indications for which they exercise their options.

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

Auxilium must pay us on a country-by-country and product-by-product basis a specified percentage of worldwide net sales for products covered by the Auxilium Agreement. Such percentage may vary depending on whether we exercise the supply option. In addition, the percentage may be reduced if (i) we fail to supply commercial product supply in accordance with the terms of the Auxilium Agreement; (ii) market share of a competing product exceeds a specified threshold; or (iii) Auxilium is required to obtain a license from a third party in order to practice our patents without infringing such third party’s patent rights.  In addition, if Auxilium out-licenses to a third party, then we receive a certain specified percentage of all non royalty payments made to Auxilium in consideration of such out-licenses.

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

Finally, Auxilium will be obligated to make contingent milestone payments upon the filing of regulatory applications and receipt of regulatory approval. Through December 31, 2007, Auxilium paid us both up-front and milestone payments under the Auxilium Agreement of $8.5 million. Auxilium could make in excess of $5 million of additional contingent milestone payments for listed indications under the Auxilium Agreement if all existing conditions are met. Additional milestone obligations will be due if Auxilium exercises an option to develop and license XIAFLEX for additional medical indications.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by the Company, its affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Orphan Product Division with respect to the Licensed Product or (iii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Dupuytren’s License Agreement and licenses granted thereunder will continue in effect until the termination of our royalty obligations. Thereafter, all licenses granted to us under the Dupuytren’s License Agreement will become fully paid, irrevocable exclusive licenses.

Peyronie’s Disease

On October 1, 1993, we entered into a royalty agreement with Martin K. Gelbard, M.D., pursuant to which we are obligated to pay certain royalties on net sales.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Frozen Shoulder Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Frozen Shoulder Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until, the later of (i) the expiration of the last valid claim of a patent pertaining to a Frozen Shoulder Licensed Product or (ii) June 3, 2016.

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

COMPETITION

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Many of our competitors have substantially greater financial, technical and human resources than we have and may subsequently develop products that are more effective, safer or less costly than any products that we have developed, are developing or will develop, or that are generic products. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for our products that receive marketing approval.

RESEARCH AND DEVELOPMENT

Cost of Research and Development Activities

During fiscal years 2007 and 2006, the Company invested $2,489,122 and $1,217,306, respectively, in research and development activities.

Dupuytren’s Disease

Following an end-of-Phase II meeting with the FDA, we supplied requisite study drug, initiated and monitored a pivotal clinical trial for the treatment of Dupuyren’s disease.  The results of the Phase III clinical trial with injectable collagenase manufactured by us were published in the July-August 2007 issue of the Journal of Hand Surgery, as discussed in this Item 1, under the section titled “Collagenase for Treatment of Dupuytren’s Disease.”

Peyronie‘s Disease

Based on clinical trial protocols submitted to the FDA, we supplied requisite study drug, initiated and monitored clinical investigations for the treatment of Peyronie’s disease, which were described by Auxilium in their press release dated October 25, 2006.  An excerpt of this press release appears in this Item 1, under the section titled “Collagenase for Treatment of Peyronie’s Disease.”

Frozen Shoulder

We have supplied requisite study drug, initiated and monitored a Phase II clinical trial using the injectable enzyme in the treatment of frozen shoulder.  Three different doses of the enzyme were compared to placebo in this double-blind, randomized trial in 60 patients. The results from this trial suggest that local injection of the enzyme are encouraging and may be effective in patients suffering from frozen shoulder. Additional studies are needed to assess the optimal dose and dosing regimen of injectable collagenase in this indication.  In its press release dated December 20, 2005, concurrent with its exercise of its option with respect to frozen shoulder, Auxilium reported: “AA4500 is a very important product candidate for Auxilium, and we believe the addition of a third indication for this development program enhances the commercial potential of AA4500.” In its Form 10-K filed on March 10, 2008, Auxilium stated that an estimated 3% of people develop frozen shoulder over their lifetime, that 700,00 patients visit physicians annually in the U.S. for frozen shoulder, and that women tend to be affected more frequently than men.

Additional Clinical Indications

Lipomas

As described in this Item 1, under the section titled “Other Clinical Indications for Collagenase,” we have supplied requisite study drug, initiated and monitored a positive open label clinical study for the treatment of lipomas with injectable collagenase. These results suggest the possibility of chemical liposuction.  We have announced our intention to commence a Phase II study for the treatment of lipomas during the first half of 2008.

Cellulite

As described in this Item 1, under the section titled “Other Clinical Indications for Collagenase,” we have referenced the promising open label clinical trial results for the treatment of cellulite with injectable collagenase. We have announced our intention to initiate a Phase II study for the treatment of cellulite during the second half of 2008.

Scarred Tendon

Traumatic injuries to the hand may result in an inability to return to normal function due to scar formation between flexor tendon and surrounding tissues.  Scarring frequently results in the formation of adhesions, which complicates the ability of the tendon to glide further impairing finger movement.  Surgical repairs of the flexor tendon are notably difficult because of the post-traumatic accumulation of scar tissue, as such it is considered to be one of the most difficult issues in orthopaedic surgery. We have supplied requisite study drug and we monitor an open label clinical investigation with collagenase for the treatment of scarred tendons in the hand. An open label clinical investigation was initiated by independent investigators to determine if collagenase injection can be of help to patients with scarred flexor tendons and has been closed.

New Products

We continue to review selectively new technologies and products in the areas of wound healing, tissue remodeling and anti fibrotic therapy for possible acquisition or in-licensing.

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

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA monitors the progress of all clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA or we may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. During all clinical trials, physicians monitor the patients to determine effectiveness and/or to observe and report any reactions or other safety risks that may result from use of the drug candidate.

Assuming successful completion of the required clinical trials, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of a NDA or BLA, requesting approval to market the product for one or more indications. In most cases, the NDA/BLA must be accompanied by a substantial user fee. The FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use.

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

INTELLECTUAL PROPERTY AND RIGHTS

PATENT PROTECTION

Patents

We are the assignee or licensee of six U.S. patents, four of which have received patent protection in various foreign countries. In addition, we have licenses to others’ patent under applications. There can be no assurances when, if ever, such patent will be issued, or that such patent, if issued, will be of any value to us.

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

While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. Additionally, because patent prosecution can proceed in secret prior to issuance of a patent, third parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates, which they could attempt to assert against us.

Although we believe that our product candidates, production methods and other activities do not currently infringe the intellectual property rights of third parties, we cannot be certain that a third party will not challenge our position in the future. If a third party alleges that we are infringing its intellectual property rights, we may need to obtain a license from that third party, but there can be no assurance that any such license will be available on acceptable terms or at all. Any infringement claim that results in litigation could result in substantial cost to us and the diversion of management’s attention from our core business. To enforce patents issued to us or to determine the scope and validity of other parties’ proprietary rights, we may also become involved in litigation or in interference proceedings declared by the USPTO, which could result in substantial costs to us or an adverse decision as to the priority of our inventions. We may be involved in interference and/or opposition proceedings in the future. We believe there will continue to be litigation in our industry regarding patent and other intellectual property rights.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s and Peyronie’s diseases as well as frozen shoulder. In addition to the marketing exclusivity which comes with its orphan drug status as a treatment for

Dupuytren’s and Peyronie’s diseases, the enzyme underlying this product candidate is covered by two use patents in the U.S., one for the treatment of Dupuytren’s disease, which issued from a reissue proceeding in December 2007, and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s and Peyronie’s diseases within certain dose ranges. While XIAFLEX does not have orphan drug designation in Europe, foreign patents also cover these products in certain countries.

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

EMPLOYEES

The Company currently has four employees, who are all full-time employees.

CORPORATE INFORMATION

BioSpecifics Technologies Corp. was incorporated in Delaware in 1990. ABC-NY was incorporated in New York in 1957.  Our corporate headquarters are located at 35 Wilbur St., Lynbrook, NY 11563. Our telephone number is 516-593-7000.

Item 1A. RISK FACTORS

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

We have also retained the right to pursue other clinical indications for injectable collagenase, and have granted to Auxilium an option to expand its license and development rights to one or more additional indications (“Additional Indications”) for injectable collagenase not currently licensed to Auxilium, including lipomas and cellulite. The option is exercisable as to any such Additional Indications for which we have submitted a Phase II clinical trial report to Auxilium and which meet other criteria provided in the Auxilium Agreement. Upon Auxilium’s exercise of the option with respect to any Additional Indication, it must pay to us a one-time license fee for the rights to such new indication. In addition, we are also entitled to receive milestone payments and, subject to commercialization of any Additional Indications, royalty payments with respect to any such Additional Indications. If Auxilium does not exercise its option as to any Additional Indication, we have the right to offer it to any third party, provided that we first offer the same terms to Auxilium, or to develop the product ourselves. Auxilium has no obligation to exercise its option with respect to any such Additional Indication, and its decision to do so is in its complete discretion. Clinical trials can be expensive and the results are subject to different interpretations, therefore, there is no assurance that after conducting Phase II clinical trials on any Additional Indication, and incurring the associated expenses, Auxilium will exercise its option or we will receive any revenue from it.

As part of the sale of our topical collagenase business to DFB, we are entitled to receive earn out payments in respect of sales of certain products developed and manufactured by DFB that contain collagenase for topical administration.  However, our right to receive earn out payments from DFB is dependent upon DFB’s decision to pursue, and its ability to succeed in, the manufacture and commercialization of such products, and achieve certain sales thresholds at which its obligations to pay earn out payments to us would commence. We are aware that DFB has certain competitive products that may adversely affect the volume of sales of those topical collagenase products for which we are entitled to earn out payments.

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

Auxilium has disclosed in its securities filings a number of risk factors to consider when evaluating its business and future prospects. Given our dependence upon revenue from Auxilium, Auxilium’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. As such, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included on its Form 10-K filed on March 10, 2008.

DFB is not a publicly traded company and therefore we have little information about its business and future prospects. Although we cannot be certain, we presume that many of the risk factors affecting Auxilium’s business may have some bearing in evaluating DFB’s ability to meet its payment obligations to us for technical assistance or to generate sufficient sales of topical collagenase products entitling us to receive any earn out payments.

Risks Related to Limited Supply of Clinical Materials

The FDA’s action in December 2005 to place on hold a clinical trial related to hypertrophic scarring being conducted on our behalf by an independent investigator, because of questions regarding certain of our clinical materials, may limit our ability to conduct other clinical trials and to obtain the associated option, milestone and contingent royalty payments under the Auxilium Agreement.

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

Although we currently have our own clinical material, which may be sufficient to conduct clinical trials contemplated for cellulite and lipoma, if this clinical material is damaged or otherwise becomes unusable, then we may have insufficient clinical material to conduct other clinical trials.  Although Auxilium has agreed to provide us with additional clinical material, there is no guaranty that Auxilium will do so.  Consequently, the lack of availability of clinical material may limit our ability to obtain the option, milestone and contingent royalty payments under the Auxilium Agreement.

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

Risks Related to our Limited Financial and Employee Resources

Our limited financial and employee resources limit our ability to develop other indications or products.

We currently have only four employees and the sources of revenue described above. Because we have limited internal research capabilities, we are dependent upon independent investigators, pharmaceutical and biotechnology companies and other researchers to conduct clinical trials, sell or license products or technologies to us.

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

The invoice that we received from Auxilium in April 2008 for amounts owed to Auxilium for lyophilization related costs could materially adversely affect the financial position of our company.

Amendment No.1 to the Development and License Agreement, dated May 10, 2005 provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injectable formulation.  On April 11, 2008, we received an invoice for $2,272,968.71 from Auxilium, which represents an amount that Auxilium believes is owed by us under this provision through December 31, 2007. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.  Our financial position could be materially adversely affected depending on the total amount actually owed to Auxilium.

If we are unable to obtain option payments, milestone and earn out or contingent royalty payments from Auxilium or DFB or meet our needs for additional funding from other sources, we may be required to limit, scale back or cease our operations.

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

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least the fourth quarter of 2008. Our future funding requirements will depend on many factors, including:

•	DFB’s ability to meet its payment obligations and to manufacture and commercialize topical collagenase products for which we would receive earn out payments;

•	Auxilium’s ability to manufacture and commercialize injectable product for which we would receive milestone and royalty payments;

•	The amount actually owed to Auxilium for lyophilization related costs, as discussed in the risk factor immediately above;

•	The amount we owe for our delinquent tax filings for the years 2003, 2004, 2005 and 2006;

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

These factors could result in variations from our currently projected operating requirements. If our existing resources are insufficient to satisfy our operating requirements, we may need to limit, scale back or cease operations or, in the alternative, borrow money. Given our operations and history, we may not be able to borrow money on commercially reasonable terms, if at all. If we issue any equity or debt securities, the terms of such issuance may not be acceptable to us and would likely result in substantial dilution of our stockholders’ investment. If we do not receive revenues from Auxilium or DFB, and are unable to secure additional financing, we may be required to cease operations.

In order to finance and to secure the rights to conduct clinical trials for products we have licensed to Auxilium, we have granted to third parties significant rights to share in royalty payments received by us, which are in the process of being clarified.

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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of April 22, 2008, we held $1,725,000 million of taxable auction rate securities (“ARS”) with a current market value of approximately $1.5 million. These investments are private placement securities with long-term stated maturities for which interest rates are reset through a “Dutch” auction every 7 to 28 days.  $1,000,000 of the ARS are auction rate preferred securities backed by secured floating-rate loans, mortgage-backed securities and corporate bonds that are rated below investment grade quality.  The remaining $725,000 of the ARS are backed by student loans which carry guarantees as provided under the Federal Family Education Loan Program of the U.S. Department of Education and are collateralized between 200% and 260% by supporting assets.  The Dutch auction mechanism, which allows investors to sell or hold the securities at par, has in the past provided a liquid market for these types of securities. Given this liquidity, we have classified ARS as “available for sale” securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, have reported such investments as short-term investments. Because of the liquidity issues experienced in global credit and capital markets, all of the ARS we hold experienced failed auctions in February 2008. For the first time in the 20 year history of the ARS market a large amount of these securities failed as the amount of securities submitted for sale exceeded the amount of purchase orders. Our ability to access in the near term the funds we invested in ARS is dependent on the success of future scheduled auctions, finding a buyer outside the auction process or a decision by the issuer of the securities to call the securities. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to reclassify these investments to long-term investments and/ or adjust their carrying value through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115.

Risks Related to the Age and Qualifications of the Members of Our Board of Directors

Because of the age of some of our independent Board members, we may have to find replacements shortly, and due to our financial condition and Securities and Exchange Commission (the “SEC”) compliance history this may be difficult, which could impact our ability to be listed on certain securities exchanges. None of our independent Board members, who are also the members of the Audit Committee, is a financial expert, as required by certain exchanges. With the election of Toby and Dr. Mark Wegman to the Board of Directors on June 25, 2007, we no longer have a majority of independent directors, as required by certain exchanges.

The three independent members of our Board, who are also members of our audit committee (the “Audit Committee”), are sixty-seven, sixty-eight and eighty-seven years old, respectively, as of December 31, 2007. Upon the retirement, incapacity or death of one or more of our independent Board members, we would have to find replacements in a short period of time. In addition, none of the members of the Audit Committee is a financial expert, which is required by certain exchanges. With the election of Toby and Dr. Mark Wegman to the Board of Directors on June 25, 2007, we no longer have a majority of independent Board directors, as required by certain exchanges. In light of our financial condition and SEC compliance history, it may be difficult to find any replacements for our independent Board members. If we fail to find replacements in a timely manner, or fail to recruit a financial expert for the Audit Committee or fail to recruit another independent Board member, our ability to list on certain exchanges and our common stock price may be negatively impacted.

Risks Related to Regulatory Requirements

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

Conducting clinical trials, and the testing, development and manufacturing and distribution of any product candidates are subject to regulation by numerous governmental authorities in the U.S. and other jurisdictions, if we desire to export the resulting products to such other jurisdictions. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of any product candidates, as well as safe working conditions. Noncompliance with any applicable regulatory requirements can result in suspension or termination of any ongoing clinical trials of a product candidate or refusal of the government to approve product candidate for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to suspend or terminate any ongoing clinical trials of a product candidate or withdraw product approvals that have been previously granted. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the development, manufacturing, testing, promotion, marketing and distribution of product candidates may change in the U.S.  Such changes may increase our costs and adversely affect our operations.

Additionally, failure to comply with or changes to the regulatory requirements that are applicable, or may become applicable to us or any product candidates we may develop or obtain, may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of a product candidate from the market;

•	voluntary or mandatory recall of a product candidate;

•	fines;

•	suspension or withdrawal of regulatory approvals for a product candidate;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports, including Form 10-KSB.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A(T) of this Report.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this Report does not include an attestation report because under current securities laws, we are not subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event that we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable laws and regulations and we have and will continue to incur costs relating to compliance with applicable laws and regulations.

We are a small company and we rely heavily on third parties and outside consultants to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including SOX, some of which have only recently been revised or adopted. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or list our securities on certain securities exchanges. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

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

If we are able to develop any product candidates for Additional Indications of injectable collagenase, we may not be able to obtain option, milestone or royalty payments under the Auxilium Agreement, which could impair our ability to grow and could cause a decline in the price of our common stock.

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

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and contract with qualified independent scientific and medical investigators, and technical and managerial personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are unable to attract and retain any of these individuals on favorable terms our business may be adversely affected.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We continue to have product liability exposure for topical product sold by us prior to the sale of our topical business to DFB. In addition, under the Auxilium Agreement, we are obligated to indemnify Auxilium and its affiliates for any harm or losses they suffered relating to any personal injury and other product liability resulting from our development, manufacture or commercialization of any injectable collagenase product. In addition, the clinical testing and, if approved, commercialization of our product candidates involves significant exposure to product liability claims. We have clinical trial and product liability insurance in the aggregate amount of $3 million dollars that covers us and the clinical trials of our other product candidates that we believe is adequate in both scope and amount and has been placed with what we believe are reputable insurers. Our current and future coverage may, however, not be adequate to protect us from all the liabilities that we may incur. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could impair our business. We may not be able to maintain our clinical trial and product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed.

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

Auxilium’s, DFB’s and our commercial success in developing and manufacturing collagenase products based on our patents is dependent on these products not infringing the patents or proprietary rights of third parties. While we currently believe that we, our licensees, licensors and collaborators have freedom to operate in the collagenase market, others may challenge that position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

Our stock price has, in the past, been volatile, and the market price of our common stock may drop below the current price.

Our stock price has, at times, been volatile. Currently, our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and is thinly traded.

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	listing of our common stock on a securities exchange or market;

•	results of our clinical trials;

•	failure of any product candidates we have licensed to Auxilium or sold to DFB to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	litigation involving us or our general industry, or both;

•	future sales of our common stock by the estate of our former Chairman and CEO or others;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	announcements of material events by those companies that are our competitors or perceived to be similar to us;

•	changes in estimates of our financial results;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

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

Our outstanding options to purchase shares of common stock could have a possible dilutive effect.

As of December 31, 2007, options to purchase 1,409,700 shares of common stock were outstanding. In addition, as of December 31, 2007 a total of 426,598 options were available for grant under our stock option plans.  The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

In addition, during May 2002, the Board implemented a rights agreement (commonly known as a “Poison Pill”), which effectively discourages or prevents acquisitions of more than 15% of our common stock in transactions (mergers, consolidations, tender offer, etc.) that have not been approved by our Board. These provisions could make it more difficult for common stockholders to replace members of the Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our operations, acting in their own best interests and not necessarily those of other stockholders.

As of April 7, 2008, our executive officers, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 37.3% of our common stock, although sales by the estate of Edwin H. Wegman, our former Chairman and CEO, may result in a change of control of certain of these shares. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

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

In the past, we have relied on stock options to compensate existing directors, employees and attract new employees and consultants. The Financial Accounting Standards Board (“FASB”) has announced new rules for recording expense for the fair value of stock options. As a result of these new rules, commencing on January 1, 2006, we will expense the fair value of stock options, thereby increasing our operating expenses and reported losses. Although we may continue to include various forms of equity in our compensation plans, if the extent to which we use forms of equity in our plans is reduced due to the negative effects on earnings, it may be difficult for us to attract and retain qualified scientific, technical and business personnel.

Item IB. UNRESOLVED STAFF COMMENTS

On July 20, 2007, we received an initial comment letter from the Staff of the Division of Corporate Finance of the SEC containing comments regarding our Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003, filed on March 2, 2007.  All of the comments have been resolved except for one, which relates to the Company’s 2003 financial statements.  The Company’s predecessor auditor, BDO Seidman, LLP (whom the Company dismissed as its auditor on January 6, 2005), audited our financial statements for the calendar year ended December 31, 2003 and issued a report in connection therewith, dated March 22, 2004.  However, BDO Seidman, LLP refused to allow us to include this report in our Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003 regarding the restatement of the financial statements for calendar year 2003.  We are therefore in the process of conducting a re-audit of calendar year 2003 with our current auditor, Tabriztchi & Co. CPA, P.C.  This re-audit of calendar year 2003 in not expected to impact our 2007 and 2006 consolidated financial statements. We expect to satisfactorily resolve this matter and file an amendment to our Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003.

SUBSEQUENT EVENTS

On January 14, 2008, the Company closed on the sale of 200,000 shares of its common stock, par value $0.001, in a private placement offering to certain investment funds, at a purchase price of $10.50 per share for aggregate proceeds to the Company of $2,100,000. The shares were sold in a Company-managed transaction at a premium of $1.00 per share over the then current market price.

Effective January 29, 2008, the Company obtained listing on the Over-the-Counter-Bulletin Board under the trading symbol BSTC.OB. On April 16, 2008 we received notice that our symbol was changed to BSTCE.OB due to the delinquent filing of this Report.  Once the filing of this Report has been processed by the OTCBB, our symbol will return to BSTC.OB.

On February 1, 2008, the estate of Edwin H. Wegman (the “Estate”) sold an aggregate of 344,114 shares of the Company's common stock, par value $0.001, at a purchase price of $12.00 per share to certain private investors. The Estate used certain of the proceeds of the transaction to repay the loan owed to the Company by Edwin H. Wegman, the Company’s former Chairman and CEO. The loan repayment amount was $1,116,558, which represents the principal amount owed and accrued interest through January 31, 2008.

In addition to the foregoing subsequent events, there have been a number of additional events that are described in the Form 8-Ks that have been filed by the Company since December 31, 2007 that are listed in Item 13, “Exhibits—Reports on Form 8-K.”

Item 2. DESCRIPTION OF PROPERTY.

As of December 31, 2007 we leased one facility in Lynbrook, New York. The New York facility is our administrative headquarters and contains approximately 3,500 square feet of office space and 11,500 square feet of laboratory, production, and storage facilities. As part of the agreement with DFB, DFB agreed to sublease a part of the New York facility for a period of one year, which expired on March 2, 2007, for an all inclusive monthly payment of $15,500.  DFB extended its sublease until March 6, 2008 and paid $16,500 per month during this extended lease period.  In April 2008, DFB extended its sublease until March 3, 2009 and will pay $19,000 per month during this extended lease period.  DFB may terminate its obligations under the sublease upon 90 days written notice provided that such termination does not occur prior to September 1, 2008. We lease this facility from WSC, which, until the death of Edwin H. Wegman, our former Chairman and CEO, was an affiliate of Edwin H. Wegman.  At the present time the ownership of WSC is unclear.  However, our President, Thomas Wegman, is the senior most officer of WSC.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2007 Annual Meeting of Stockholders was held on October 24, 2007 at the offices of Thelen Reid Brown Raysman & Steiner LLP in New York, New York, in accordance with the Notice of Annual Meeting of Stockholders sent on or about September 28, 2007. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

At the meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the end of his or her respective term and received the number votes set forth after their respective names below.

Nominee	Number of Shares
	For	Against	Abstain
Class I (2 year term) *
Thomas Wegman	4,594,038	74,392	19,996
Dr. Paul Gitman	4,552,453	115,977	19,996
Class II (3 year term) *
Henry Morgan	4,554,053	114,377	19,996
Michael Schamroth	4,554,153	114,277	19,996
Class III (1 year term) *
Toby Wegman	4,541,338	127,092	19,996
Dr. Mark Wegman	4,593,838	74,592	19,996
_____________

* The Class I directors’ term will expire at the 2009 Annual Stockholders’ Meeting for the 2008 fiscal year and consists of Thomas Wegman and Dr. Paul Gitman. The Class II directors’ term will expire at the 2010 Annual Stockholders’ Meeting for the 2009 fiscal year and consists of Henry Morgan and Michael Schamroth. The Class III directors’ term will expire at the 2008 Annual Stockholders’ Meeting for the 2007 fiscal year and consists of Toby Wegman and Dr. Mark Wegman.

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

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock currently trades under the symbol BSTC.OB on the Over-The-Counter Bulletin Board (the “OTCBB”).  We obtained listing on the OTCBB effective January 29, 2008.  On April 16, 2008 we received notice that our symbol was changed to BSTCE.OB due to the delinquent filing of this Report.  Once the filing of this Report has been processed by the OTCBB, our symbol will return to BSTC.OB.

The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2007 and 2006 as reported by and as quoted in the Over-The-Counter Pink Sheets, on which we traded under the symbol BSTC.PK until we obtained listing on the OTCBB:

2007	HIGH	LOW
Fourth Quarter	$10.25	$5.50
Third Quarter	$6.00	$4.50
Second Quarter	$4.70	$4.10
First Quarter	$4.65	$4.00

2006	HIGH	LOW
Fourth Quarter	$4.55	$1.15
Third Quarter	$1.42	$0.72
Second Quarter	$1.75	$0.80
First Quarter	$1.65	$0.75

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 22, 2008, to the best of our knowledge, there were approximately 750 beneficial stockholders of our common stock.

Dividends

It is our current policy to retain potential earnings to finance the growth and development of our business and not pay dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as such other factors as the Board may deem relevant.

Transfer Agent

Our common shares are issued in registered form. The registrar and transfer agent for our common shares is OTC Corporate Transfer Service Co., 52 Maple Run Drive, Jericho, New York 11753 (Telephone: 516-932-2080; Facsimile: 516-932-2078; Website: www.otccorporatetransferservice.com). We have no other exchangeable securities.

Equity Compensation Plan Information.

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,409,700	$1.86	426,598
Equity compensation plans not approved by security holders	0	0	0
Total	1,409,700	$1.86	426,598

(1) Please see Note 11, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

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

Common Stock Issued in Lieu of Services

In May 2006, the Company issued 7,500 shares of common stock to an individual performing services for the former Chairman and CEO in addition to the Company at a total fair market value of $7,875 at the date of issuance.

Sale of Unregistered Shares

On January 14, 2008, the Company sold 200,000 shares of it common stock in a private placement offering to Apis Capital Advisors LLC on behalf of various funds advised by them at a purchase price of $10.50 per share, for aggregate proceeds to the Company of $2,100,000.  The shares were offered and sold in reliance on Section 4(2) of the Securities Act of 1933 (the “Act”) as private placements of securities that are exempt from the registration requirements of the Act.  The shares were sold to financially sophisticated investors who had access to the sort of information which registration under the Act would disclose.  Additionally, no commissions were paid and no general solicitation was made to any person or entity in connection with the sale of the shares.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report on Form 10-KSB (the “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth above, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.

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

At the closing of the Asset Purchase Agreement, DFB (i) acquired from us certain inventory and manufacturing equipment used in the topical collagenase business, (ii) was granted a perpetual royalty free license to use, solely in connection with the topical collagenase business, certain intangible assets retained by us and (iii) was granted the right (for a limited period of time which was subsequently extended in April 2008) to use, solely in connection with the topical collagenase business, certain tangible assets retained by us. As part of the sale, we transferred to DFB our FDA manufacturing license.

As consideration for the purchased assets we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 in payments from DFB. The consulting obligations generally expire during March 2011.

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

On January 14, 2008, the Company sold 200,000 shares of it common stock in a private placement offering to Apis Capital Advisors LLC on behalf of various funds advised by them at a purchase price of $10.50 per share, for aggregate proceeds to the Company of $2,100,000.  The shares were offered and sold in reliance on Section 4(2) of the

Securities Act of 1933 (the “Act”) as private placements of securities that are exempt from the registration requirements of the Act.

On February 1, 2008, the Estate of Edwin H. Wegman (the “Estate”) sold an aggregate of 344,114 shares of the Company's common stock, par value $0.001, at a purchase price of $12.00 per share to certain private investors. The Estate used certain of the proceeds of the transaction to repay the loan owed to the Company by Edwin H. Wegman, our former Chairman and CEO. The total loan repayment amount was $1,116,558, which represents the principal amount of $625,774 owed to the Company and accrued interest through January 31, 2008 of $490,784.

Based on our current business model, we expect to have adequate cash reserves until the fourth quarter of 2008 depending on the amount actually owed to Auxilium, as discussed in Item 1A of this Report, “Risk Factors.” As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of December 31, 2007, we had an accumulated deficit from continuing operations of $10,172,855.

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

As of April 22, 2008, we held $1.7 million of taxable auction rate securities, or ARS, which are classified as short-term investments with a current market value of approximately $1.5 million. The Dutch auctions have in the past provided a liquid market for these types of securities. With the liquidity issues experienced in global credit and capital markets, auctions of all the ARS we hold experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to adjust the value of these investments through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115. Further, we may not be able to liquidate these investments until successful auctions occur, a buyer outside the auction process is found, the issuer calls these debt securities, or the securities mature.

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

Consulting and Technical Assistance Services. We recognize revenues from a consulting and technical assistance contracts primarily as a result of our agreements with DFB and Auxilium. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Inventory and Warranty Provisions. Our inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels.  In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory as of December 31, 2007 and 2006 was zero.

Reimbursable Third-Party Development Costs. We accrue expenses to research and development for estimated third party development costs that are reimbursable under our agreement with Auxilium. Estimates are based on contractual terms, historical development costs, reviewing third-party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase in research and development costs. For example, Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision,  Based upon this invoice, we changed our estimates for reimbursable third party development cost estimates. The effect of this change in estimate was to increase research and development expenses, in December 2007 by approximately $1.8 million, which increased our net loss per basic and diluted share by approximately $0.39 for the year ended December 31, 2007. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Stock Based Compensation. On January 1, 2006, we began accounting for employee stock-based compensation in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, SFAS 123(R) requires that employee stock-based compensation costs to be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2007 we recognized employee stock-based compensation as part of our operating expenses and allocated $14,197 to research and development expenses and $409,422 to general and administrative expenses.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the year ended December 31, 2007 was $226,541.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the calendar years ended 2007 and 2006 product revenues were $34,357 and $26,469, respectively. This increase of $7,888 or 30% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement. Total royalty revenues recognized under our agreement with DFB were $16,361 and zero for the calendar year 2007 and 2006, respectively. This increase for the calendar year 2007 was due to certain sales levels achieved by DFB in connection with the sale of topical collagenase.

Licensing and Milestone Revenues

We recognized as licensing and milestone revenue $1,157,116 and $1,657,116 in calendar years 2007 and 2006, respectively. This decrease of $500,000 or 30% was due to a milestone payment received and recognized in 2006 in connection with the Auxilium Agreement.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement. In addition, we recognized revenue from a consulting agreement signed in October 2007 with Auxilium. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the calendar years 2007 and 2006 consulting revenue recognized was $306,500 and $233,333, respectively. This increase of $73,167 or 31% in consulting revenues was primarily the result of the timing of closings of the Asset Purchase Agreement and the Auxilium consulting agreement.

Research and Development Activities

Research and development expenses were $2,489,122 and $1,217,306 respectively, for the calendar years 2007 and 2006, an increase in calendar year 2007 of $1,271,816 or 104%. The increase in research and development expenses was primarily due to third party development costs which was partially offset by lower research and development license expense, employee stock-based compensation expense and research and development personnel costs.

General and Administrative Expenses

General and administrative expenses were $3,516,716 and $4,002,519 for the calendar years 2007 and 2006, respectively, which was a decrease of $485,803 or 12%. The decrease in general and administrative expenses was primarily due to lower general and administrative personnel costs, legal fees and an asset impairment charge in 2006 partially offset by employee stock-based compensation expense and consulting expenses.

Asset Impairment Charges

Total asset impairment charges included in our general and administrative operating expenses for the year ended December 31, 2007 were zero compared to $144,963 in 2006. In connection with the DFB agreement, which was signed in March 2006, we determined that indicators existed that suggested our research and development equipment assets could be impaired. As such, we tested these assets for recoverability under SFAS 144, and the total of the estimated future cash flows directly related to the development of future product sales was less than the carrying value of the asset as of December 31, 2006. Therefore, we determined that the carrying value of our research and development equipment assets was impaired, and we used a present value technique to calculate the fair market value of the asset. As a result, we recognized an impairment charge totaling approximately $144,963, which represented the difference between the carrying value of the asset and the present value of estimated future cash flows as of December 31, 2006. After recognizing the impairment charge, the book value of these asset as of December 31, 2006 was reduced to zero.

Other Income and expense, net

Other income, net, for the calendar year 2007 was $1,040 compared to other income, net of $87,076 for the 2006 period. Other income, net during the 2007 period was due to interest earned on our investments offset by accrued tax penalties, $105,000, and interest, $20,000 associated with out delinquent tax filings. Other income, net for the 2006 period was primarily due to interest earned on our investments partially offset by accrued penalties, $70,399 and interest, $60,409, associated with out delinquent tax filings.

Income Taxes

The expense for income taxes was $53,865 and $147,480 for the calendar years 2007 and 2006, respectively. In 2007, we accrued approximately $105,000 in penalties for not complying with the requirements for filing tax returns and $20,000 in interest expense for not remitting the required payments on time. In addition, in 2006, we accrued estimated federal and state tax penalties and interest of $70,399 and $60,409, respectively, also due to our delinquent tax filings.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues under agreements with third parties and sales of our common stock. At December 31, 2007 and 2006 we had cash, cash equivalents in the aggregate of $68,564 and $4,367,178, respectively.

Continuing Operations

Net cash used in operating activities in the 2007 period was $3,125,488 as compared to net cash used in operating activities in the 2006 period of $3,884,463.  In the 2007 period, the change in net cash used in operating activities as compared to the 2006 period was primarily due to increased operating expenses, a smaller decrease in deferred revenue related to the recognition of licensing fees for payments received in prior annual periods under the Auxilium

Agreement and depreciation expense partially offset by an increase in accruals related to third party development costs and non-cash stock compensation expense.

Net cash used in investing activities in the 2007 was $975,000 as compared to cash provided by investing activities of $11,933 in the 2006 period. Net cash used in investing activities in the 2007 period was due to purchases of short term investments. Net cash provided by investing activities in the 2006 was the result of the sale of specific research equipment.

Net cash provided by financing activities in the 2007 was $122,912 as compared to net cash used in financing activities in the 2006 period of $153,300. Net cash provided by financing activities in the 2007 period was related to proceeds received from the exercise of stock options. Net cash used in the 2006 period was primarily related to a cash payment for shares we purchased from our minority shareholders to affect the DFB transaction and the repayment of certain third party short-term loans.

Discontinued Operations

Cash flow changes from discontinued operations are primarily due to the operating results of ABC-Curacao and certain operations of ABC-NY, which have been classified as discontinued operations.

Net cash used in operating activities from discontinued operations in the 2007 period was $321,038 as compared to net cash provided by operating activities from discontinued operations in the 2006 period of $1,806,879. The net cash used in the 2007 period was primarily due to the payment of accrued payroll taxes from previous periods on our Curacao operations.

Net cash provided by investing activities from discontinued operations in the 2007 and 2006 periods was zero and $6,046,749, respectively.

Item 7. FINANCIAL STATEMENTS.

For the discussion of Item 7, “Financial Statements” please see the Consolidated Financial Statements, beginning on page F-1 of this Report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

None.

Item 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of Thomas Wegman, the Company’s President, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of Public

Company Accounting Oversight Board Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2007.  Management has, however, identified the following non-material weakness: the Company has not filed either its federal or state corporate tax returns since the calendar year 2002 but has paid the estimated franchise tax due to New York State. The Company has accrued approximately $454,000 for tax, penalties and interest. The Company plans to file these returns as soon as possible and to pay any associated fines therewith.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  We believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on this criteria.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is information concerning our current executive officers and directors as of April 7, 2008:

Name	Age	Title
Thomas Wegman	53	President
Henry Morgan	87	Director
Dr. Paul Gitman	67	Director
Michael Schamroth	68	Director
Toby Wegman	73	Director
Dr. Mark Wegman	58	Director

THOMAS WEGMAN. Mr. Wegman, age 53, has served as an officer of the Company for more than 15 years. He is our current President and has served as our President since October 17, 2005. Prior to such appointment he served as the executive vice president of the Company. Effective in 1994, Mr. Wegman became a director on the Board of the Company and has served as such since that time. He has over 30 years of experience in the bio-pharmaceutical industry that encompasses managing company operations and drug development, licensing, and registration. From 1978 thru 1983, Mr. Wegman managed the production, marketing and foreign registration activities related to an avian vaccine business.  Mr. Wegman has been instrumental in licensing technologies from universities for use by the Company.  He is the author of a number of U.S. and foreign patents in the life sciences field.  Mr. Wegman received his B.A. from Boston University. Mr. Wegman is the son of our former CEO and Chairman, Edwin H. Wegman, who passed away on February 16, 2007. Mr. Wegman is the brother of Dr. Mark Wegman and the stepson of Toby Wegman, both of whom are currently directors of the Company.

HENRY MORGAN. Mr. Morgan, age 87, is currently a director on the Board and has served as a director of the Company since 1990, with the exception of a few interim months. He has been a practicing attorney for more than 50 years.  Prior to his work as an attorney, he was employed in the insurance industry as an insurance auditor and agent.  His law practice is in the defense of corporations and individuals for claims asserted against them that allege professional errors and omissions, defective products, insurance coverage issues and employment related disputes.  Mr. Morgan is a member of the Essex County, New Jersey State and American Bar Associations, the International Association of Defense Counsel and the Defense Research Institute.  He received his B.A. and J.D. degrees from Rutgers, The State University of New Jersey.

DR. PAUL GITMAN. Dr. Gitman, age 67, is currently a director on the Board and has served as a director of the Company since 1990. He is board certified by the American Board of Internal Medicine and the American Board of Quality Assurance and Utilization Review.  Following 25 years in private medical practice he joined the fulltime faculty of Long Island Jewish Medical Center where he became Medical Director.  In 2007, Dr Gitman was promoted to Vice President of Medical Affairs for the North Shore Long Island Jewish Health system.  Dr. Gitman is currently an Associate Professor of Medicine at Albert Einstein College of Medicine as well as the Vice Chairman of the Medical Society of the State of New York’s Committee for Physician’s Health.  He has served on the New York State Board of Medicine for 10 years and on various New York State Committees and Task Forces.  He is past President of  both the New York Chapter of the American College of Physicians and  the Medical Society of the County of Queens.  Dr. Gitman received his medical degree from Boston University School of Medicine.

MICHAEL SCHAMROTH.  Mr. Schamroth, age 68, is currently a director on the Board and has served as a director of the Company since 2004. He has been a partner of M. Schamroth & Sons in New York City for the past 38 years.  As a principal in this fourth-generation international diamond house, Mr. Schamroth has extensive experience in dealing with all aspects of the trade, from manufacturing to sales. He has been a member of the Diamond Manufacturers and Importers Association since 1964, and has served on the Nominating and Building Committees of the Diamond Dealers Club.  In addition, Mr. Schamroth has served as a member of the Board of South Nassau Communities Hospital since 1976, the Board of the Winthrop-South Nassau University Health System since 1993 and the Board of Sound Bank of North Carolina since 2002.  He has been a member of the Miami University Business Advisory Board since 1984 and served as its Chairman from 1987-1988.  He received his B.S. in Business from Miami University, Oxford, Ohio.

TOBY WEGMAN.  Ms. Wegman, age 73, is currently a director on the Board and has served as a director of the Company since June 25, 2007.  Ms. Wegman is the widow of our former CEO and Chairman, Edwin H. Wegman. Ms. Wegman has had a range of business-related work experiences. For five years she owned and operated a women’s apparel business and prior to that managed a women’s retail clothing operation.  She has also been actively involved in the management of Edwin H. Wegman’s business interests and finances for many years.  Ms. Wegman is the step mother of Thomas Wegman and Dr. Mark Wegman, both of whom are currently directors of the Company and are nominated for re-election at the 2007 Annual Meeting.  Ms. Wegman is a member of the Lion of Judah, and a lifetime member of the National Council of Jewish Women.

DR. MARK WEGMAN.  Dr. Wegman, age 58, is currently a director on the Board and has served as a director of the Company since June 25, 2007. He joined International Business Machines (“IBM”) in 1975 where Dr. Wegman is currently Head of Computer Science with world wide responsibilities in IBM’s eight research laboratories.  Dr. Wegman is recognized for his significant contributions to computer algorithms and compiler optimization that have deeply influenced many areas of computer science and practice. This work was recognized by the Special Interest Group On Programming Languages in 2006 with its Programming Languages Achievement Award.  He recently was named as an IBM Fellow, which is IBM’s highest technical honor. Dr. Wegman is the author of over 30 publications in the field of Computer Science.  Dr. Wegman received his doctorate in Computer Science from the University of California at Berkeley.  Dr. Wegman is the son of our former CEO and Chairman, Edwin H. Wegman. Dr. Wegman is the brother of Thomas Wegman and the stepson of Toby Wegman, both of whom are currently directors of the Company.

Family Relationships

Edwin H. Wegman, our former Chairman and CEO, was (i) the father of Thomas Wegman, a current director and our current President, (ii) the father of Dr. Mark Wegman, a current director, and (iii) the husband of Toby Wegman, a current director.

Board Responsibility, Composition and Meetings

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance of the Company. The primary responsibility of our Board is to oversee the management of the Company and, in doing so, serve the best interests of the company and our stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and Committee meetings.

The Board is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of office of the first class of directors, presently consisting of Thomas Wegman and Dr. Paul Gitman is scheduled to expire at the annual meeting for the year 2009; the term of office of the second class of directors, presently consisting of Henry Morgan and Michael Schamroth is scheduled to expire on the date of the annual meeting for the year 2010; and the third class of directors, consisting of Toby Wegman and Dr. Mark Wegman is scheduled to expire on the date of the annual meeting for the year 2008.  Each director shall hold office for their specified term and until his or her successor shall be elected and shall qualify and be subject to such director’s earlier death, resignation or removal.

The Board held eight meetings in 2007.  All Board members were present, either in person or telephonically at all meetings.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, each of which performs various duties on behalf of and reports to the Board pursuant to delegated authority.  The members of each committee are appointed by our Board.  From time to time, the Board may establish other committees.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of our independent directors, Dr. Paul Gitman, Henry Morgan and Michael Schamroth. Dr. Paul Gitman serves as the Chairman of the Audit Committee. The Audit Committee is governed by an Audit Committee Charter, which was filed with the SEC as an appendix to our Proxy Statement on September 28, 2007. The Audit Committee’s responsibilities include: selecting our independent registered public accounting firm, reviewing with the independent auditors firm the results of their audits, review with the independent accountants and management our financial reporting and operating controls and the scope of audits, reviewing our budgets and make recommendations concerning our financial reporting, accounting practices and policies and financial, accounting and operating controls and safeguards and reviewing matters relating to the relationship between the Company and our auditors, including the selection of and engagement fee for the independent registered public accounting firm.

Our Board has determined that it does not have a member of its Audit Committee that qualifies as an “audit committee financial expert” as defined under Exchange Act regulations. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our current circumstances.

The Audit Committee met six times during 2007.

Compensation Committee

The Compensation Committee is comprised of our independent directors, Michael Schamroth, Dr. Paul Gitman and Henry Morgan.  Henry Morgan serves as the Chairman of the Compensation Committee. The Compensation Committee’s responsibilities include: reviewing and recommending approval of the compensation of our executive officers, overseeing the evaluation of our executive officers, reviewing and making recommendations to the Board regarding incentive compensation and equity-based plans, administering our stock option plans, and reviewing and making recommendations to the Board regarding director compensation.

The Compensation Committee met five times during 2007.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee is comprised of our independent directors, Michael Schamroth, Dr. Paul Gitman and Henry Morgan.  Michael Schamroth serves as the Chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is governed by a Nominating and Corporate Governance Committee Charter, which was adopted by the Board at a Board meeting on April 7, 2008.  The Nominating and Corporate Governance Committee’s responsibilities include: identifying individuals qualified to become Board members and to recommend to the Board the nominees for director at annual meetings of stockholders, recommending to the Board nominees for each Committee of the Board, developing and recommending to the Board corporate governance principles applicable to the Company and leading the Board in its annual review of the Board’s performance.

The Nominating and Corporate Governance Committee did not meet during 2007.

Code of Business Conduct and Ethics

The Company’s Amended and Restated Code of Business Conduct and Ethics (“Code of Ethics”) applies to, among other persons, members of our Board, our officers, contractors, consultants and advisors.  A copy of our Code of Ethics is available on our website at www.biospecifics.com under “Investors—Corporate Governance.”  We intend to post on our website disclosures that are required by applicable law, SEC rules or OTCBB listing standards concerning any amendment to, or waiver from, our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file initial reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such reports, we believe that during the fiscal year ended December 31, 2007, all reports required to be filed under Section 16(a) were timely filed except as follows: Toby Wegman was late in filing an initial Form 3 report and three Form 4 reports concerning three transactions, Dr. Mark Wegman was late in filing an initial Form 3 report, Dr. Paul Gitman was late in filing one Form 4 report concerning one transaction, Henry Morgan was late in filing one Form 4 report concerning one transaction, Michael Schamroth was late in filing two Form 4 reports concerning two transactions and Thomas Wegman was late in filing four Form 4 reports concerning four transactions. These individuals subsequently filed their delinquent forms.

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2007 and 2006:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Thomas Wegman President, Principal Executive Officer and Principal Financial Officer (1)	2007	250,000	0	41,918	3,578(3)	295,496
	2006	251,590	0	127,001	3,720(3)	382,311
Edwin H. Wegman Former CEO and Chairman of the Board (4)	2007	31,250	0	0	220,959(5)	252,209
	2006	401,422	0	63,540	16,898(6)	481,860
Lawrence Dobroff Former Chief Financial Officer	2007	91,318(7)	0	0	0
	2006	138,461	25,000	51,190	0	214,651

(1)	Thomas Wegman also serves as the President of the Company’s wholly-owned subsidiary, Advance Biofactures Corporation, for no additional compensation.

(2)
Amounts listed in this column reflect the compensation cost recognized for financial statement purposesduring 2007 and 2006 for the stock awards held by the named executive officer calculated in accordance withSFAS 123(R) and using a Black-Scholes valuation model. The stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The assumptions used were as follows: expected life of 5* years, risk free interest rate of 5%, volatility of 128% and zero dividend yield.

*Expected life used in Black-Scholes valuation model was 2 years for Edwin H. Wegman

(3)	Represents Incremental cost of vehicles leased by the Company.

(4)	Upon his death on February 16, 2007, Edwin H. Wegman ceased to be the Chairman and CEO of the Company.

(5)
On February 20, 2007 at a special meeting of the Board, the Board, out of generosity and affection, approved the payment to Toby Wegman, the wife of Edwin H. Wegman, of $250,000 as a death benefit to recognize and honor Edwin H. Wegman’s past service to the Company.  This amount is equal to the salary that Edwin H. Wegman would have received for a one year period commencing on February 20, 2007, payable on the same semi-monthly basis. In 2007, the Company paid to Toby Wegman $218,750 of this amount. In addition, the Board approved the continuation of spousal health benefits for Toby Wegman for a one year period commencing February 20, 2007, at the Company’s expense, which benefits amounted to $2,209 during 2007.

(6)
This amount includes (i) $4,500, which represents the incremental cost of Company’s used 1997 Cadillac Sedan, the title of which was transferred to Edwin H. Wegman as additional compensation upon affirmation of approval by the non-employee members of the Board, (ii) $7,875, which represents compensation in 2006 for the value at the time of issuance of restricted stock to an individual who provided personal services to Edwin H. Wegman, (iii) $3,291 for personal legal services to Edwin H. Wegman which was paid by the Company and (iv) $1,175 for the incremental cost of vehicles leased by the Company.

(7)
On May 7, 2007, the Board terminated Lawrence Dobroff’s employment with the Company.  This amount includes (i) $49,318, which represents the base salary that Mr. Dobroff earned from January 1, 2007 through May 7, 2007 and (ii) $42,000, which represents the total value of his accrued vacation time from January 1, 2007 through May 7, 2007.

Narrative Disclosure to Summary Compensation Table

Thomas Wegman

On January 23, 2006, the Board awarded to Thomas Wegman options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share (100% of the closing sales price of the common stock on the grant date), which vested on the grant date and expires ten years from the grant date.

On September 6, 2006, the Board awarded a bonus stock option award to Thomas Wegman in the form of options to purchase 25,000 shares of common stock in recognition of his valued efforts in connection with the consummation of the sale of the Company’s topical business to DFB Biotech, Inc. Each option vested on the grant date, has an exercise price of $0.83 per share (100% of the closing sales price of the common stock on the grant date), and expires ten years from the grant date.

On September 6, 2006, as an incentive for attaining certain goals for the Company, the non-employee members of the Board granted to Thomas Wegman incentive stock options to acquire 100,000 shares of common stock of the Company at an exercise price equal to $0.83 per share (equal to 100% of the closing sales price of the common stock on the grant date) and expiring ten years from the grant date. The options are to vest in two installments if the Company achieves certain objectives set by the Board, including the Company becoming current in its SEC filings.

On October 24, 2007, upon the Company becoming current in its SEC filings, 50,000 of the 100,000 options granted to Thomas Wegman on September 6, 2006, vested.  As of the date of this filing, the remaining 50,000 contingent options have not vested.

Edwin H. Wegman

On January 23, 2006, the Board awarded to Edwin H. Wegman options to purchase 100,000 shares of common stock at an exercise price of $1.10 per share (as a ten-percent stockholder of the Company, Edwin H. Wegman’s options have an exercise price equal to 110% of the closing sales price of the common stock on the date of grant and expire 5 years from the grant date).

On February 16, 2007, Edwin H. Wegman, our Chief Executive Officer and Chairman of the Board, passed away. On February 20, 2007, our Board appointed Thomas Wegman, our President and son of Edwin H. Wegman, to also act as our Principal Executive Officer. As of the date hereof, the Board has not appointed a new Chief Executive Officer or Chairman of the Board.

Following the death of Edwin H. Wegman on February 16, 2007, under the Company’s 2001 Employee Stock Option

Plan, the Estate of Edwin H. Wegman was required to exercise all options held by the estate by midnight on August 16, 2007 because all options expire 6 months from the death of the option holder pursuant to the terms of the 2001 Employee Stock Option Plan. At the request of the Estate of Edwin H. Wegman, on July 30, 2007, the Board of Directors of the Company extended the expiration dates of the two options to their original expiration dates.

Lawrence Dobroff

On January 23, 2006, the Board awarded to Lawrence Dobroff options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share (100% of the closing sales price of the common stock on the grant date), which fully vested on the grant date and expire ten years from the grant date.

On September 6, 2006, the Board awarded a bonus stock option award to Lawrence Dobroff in the form of options to purchase 15,000 shares of common stock, in recognition of his valued efforts in connection with the consummation of the sale of the Company’s topical business to DFB Biotech, Inc. Each option vested on the grant date, has an exercise price of $0.83 per share (100% of the closing sales price of the common stock on the grant date), and expires ten years from the grant date.

On September 6, 2006, the Board also authorized the payment to Lawrence Dobroff of a cash bonus award of $40,000 payable upon the achievement of certain objectives set by the Board. The cash bonus was never paid out because the objectives were not met during Mr. Dobroff’s employment with the Company.

In December 2004, Lawrence Dobroff was promoted to Chief Financial Officer (CFO) and on a monthly basis received a stock grant based upon a set dollar limit of $1,667 per month or $20,000 per year. This promotion in 2004 resulted in 19,413 shares being granted at various dates in 2006, 17,054 shares being granted at various dates in 2005 and 958 shares in 2004.  On December 4, 2006, the Board authorized the termination of the yearly grant of $20,000 worth of stock options to Mr. Dobroff.  Effective January 1, 2007, Mr. Dobroff received $20,000 in cash compensation in addition to his yearly salary in lieu of the stock options.

On May 7, 2007, the Company terminated the employment of Mr. Dobroff, effective May 7, 2007. Effective the same date, we appointed Thomas Wegman, our President and Principal Executive Officer to serve as our Principal Financial Officer for the purpose of making the certifications required by the Sarbanes-Oxley Act of 2002.

Change of Control Agreement

On June 18, 2007, the Company entered into a Change of Control Agreement with Thomas L. Wegman, who serves as a Director as well as the Company’s President (the “Wegman Change of Control Agreement”).  Pursuant to the terms of the Wegman Change of Control Agreement, in the event that Mr. Wegman’s employment with the Company is terminated by the Company without cause following a Change of Control or if Mr. Wegman terminates his employment with the Company for Good Reason following a Change of Control, each as described below, then (A) Mr. Wegman shall receive a payment by the Company equal to one-twelfth (1/12th) of his annual base salary at the time of such termination multiplied by twelve (12) months, to be payable in one lump sum not later than thirty (30) days after date of termination of his employment with the Company; (B) until the anniversary of such date of termination, Mr. Wegman shall be entitled to participate in the Company’s medical, dental, and life insurance plans at no greater cost than the cost he was paying immediately prior to the Change in Control; (C) 100% of any options to purchase shares of common stock of the Company then held by Mr. Wegman, which options are then subject to vesting, shall be accelerated and become fully vested and exercisable on the date immediately preceding the effective date of such termination and (D) if, on the date immediately preceding the effective date of such termination, Mr. Wegman then holds shares of Restricted Stock, issued to the Director in a transaction other than pursuant to the exercise of a stock option, then, such restrictions shall expire in their entirety on the date immediately preceding the date of termination and all of such shares of common stock shall become transferable free of restriction, subject to the applicable provisions of federal and state securities laws.

Under the Wegman Change of Control Agreement, a “Change of Control” shall mean the occurrence of any one of the following:

•
the acquisition by any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934), other than the Company or its affiliates, from any party of an amount of the capital stock of the Company, so that such person holds or controls 40% or more of the Company’s capital stock; or

•
a merger or similar combination between the Company and another entity after which 40% or more of the voting stock of the surviving corporation is held by persons other than the Company or its affiliates; or

•	a merger or similar combination (other than with the Company) in which the Company is not the surviving corporation; or

•	the sale of all or substantially all of the Company’s assets or business.

Under the Wegman Change of Control Agreement, “Good Reason” shall mean any of the following involuntary circumstances:

•
assignment to Mr. Wegman of any duties inconsistent in any material respect with the his position (including titles and reporting requirements), authority, duties or responsibilities as contemplated by the job description of his position, or any other action by the Company or its successor, which results in a diminution in such position, authority, duties or responsibilities, other than an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof given by Mr. Wegman;

•
a reduction in Mr. Wegman’s annual base salary (or an adverse change in the form or timing of the payment thereof), other than an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof given by Mr. Wegman; or the elimination of or reduction of any benefit under any bonus, incentive or other employee benefit plan in effect on the day immediately preceding the Change in Control, without an economically equivalent replacement, if Mr. Wegman was a participant or member of such plan on the day immediately preceding the Change in Control;

•
the Company’s or its successor’s requiring Mr. Wegman (i) to be based at any office or location more than 25 miles away from the office or location where he was performing services immediately prior to the Change in Control, or (ii) to relocate his or her personal residence, or (iii) the Company’s requiring Mr. Wegman to travel on Company business to a substantially greater extent than required immediately prior to the Change in Control.

A copy of the Wegman Change of Control Agreement entered into with Thomas L. Wegman was filed on Form 8-K with the SEC on June 22, 2007.  The foregoing descriptions of the Wegman Change of Control Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreement.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas Wegman President	1,500(1)	0	0	4.38	1/14/2008
	1,800	0	0	4.25	10/12/2008
	2,500	0	0	4.00	12/30/2008
	20,000	0	0	3.00	7/12/2009
	50,000	0	0	1.875	10/28/2009
	20,000	0	0	1.00	12/26/2010
	50,000	0	0	1.00	4/18/2011
	45,000	0	0	1.00	9/29/2012
	100,000	0	0	1.00	1/22/2016
	50,000	50,000	50,000.83		9/5/2016
	25,000	0	0.83		9/5/2016
Edwin H. Wegman Former Chairman and CEO (2)	39,000	0	0	1.10	9/29/2012
	100,000	0	0	1.10	1/22/2011
Lawrence Dobroff Former CFO (3)	0	0	0	N/A	N/A

(1)	Thomas Wegman’s option to purchase 1,500 shares expired on January 14, 2008. Mr. Wegman did not receive any value for such expiration.

(2)
Upon his death on February 16, 2007, Edwin H. Wegman ceased to be the Chairman and CEO of the Company.  On February 1, 2008 Toby Wegman and Thomas Wegman, as co-executors of the estate of Edwin H. Wegman (the “Estate”), exercised the two options owned by the Estate and then sold the 139,000 shares.  Certain of the proceeds of this sale were used to repay a loan owed by the Estate to us.

(3)	On May 7, 2007, the Board terminated Lawrence Dobroff’s employment with the Company. Mr. Dobroff had no outstanding equity awards at year end.

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Henry Morgan(2)	3,500	95,899	0	99,399
Dr. Dr. Paul Gitman(2)	3,500	95,899	0	99,399
Michael Schamroth(2)	1,500	95,899	0	97,399
Dr. Mark Wegman(3)	0	34,850	0	34,850
Toby Wegman(3)	0	34,850	0	34,850

(1)	Thomas Wegman serves as our President and received no additional compensation to serve on the Board as a director during 2007.

(2)
On March 2, 2007, the Board awarded options to purchase 24,000 shares of common stock to each Director (Mr. Morgan, Dr. Gitman and Mr. Schamroth) at an exerciseprice of $4.00 per share (100% ofthe closing sales price of the common stock on the grant date), which vest over the course of one year and expire ten years from the grant date.

On September 6, 2007, the Board awarded options to purchase 15,000 shares of common stock to each Director (Mr. Morgan, Dr. Gitman and Mr. Schamroth) at an exerciseprice of $5.15 per share (100% ofthe closing sales price of the common stock on the grant date), which vest over the course of one year and expire ten years from the grant date.

As of December 31, 2007, (i) Mr. Morgan had, in the aggregate, options to purchase 139,425 shares of Company common stock of which 6,250 have not yet vested (as of the date of this filing), (ii) Dr. Gitman had,in the aggregate, options to purchase 139,425 shares of Company common stock of which 6,250 have not yet vested (as of the date of this filing), (iii) Mr. Schamroth had, in the aggregate, options to purchase 64,000 shares of Company common stock, of which 6,250 have not yet vested (as of the date of this filing).

(3)
On June 25, 2007, the Board awarded to options to purchase 15,000 shares of common stock to each new Director (Dr. Mark Wegman and Toby Wegman) at an exerciseprice of $4.60 per share (100% of the closingsales price of the common stock on the grant date), which vest over the course of one year and expire ten years from the grant date.

As of December 31, 2007, (i) Dr. Mark Wegman had, in the aggregate, options to purchase 15,000 shares of Company common stock of which 2,500 have not yet vested (as of the date of this filing) and (ii) Toby Wegman had, in the aggregate, options to purchase 15,000 shares of Company common stock of which 2,500 have not yet vested (as of the date of this filing).

(4)
Amounts listed in this column reflect the compensation cost recognized for financial statement purposes during 2007 and 2006 for the stock awards held by the named executive officer calculated in accordance withSFAS 123(R) and using a Black-Scholes valuation model. The stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was determined using the Black- Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The following assumptions were used for stock options granted March 2, 2007 and June 25, 2007: expected life of 5 years, risk free interest rate of 5%, volatility of 128% and zero dividend yield. For stock options granted September 6, 2007, the assumptions used were as follows: expected life, in years 5, risk free interest rate of 4.9%, volatility of 65% and zero dividend yield.

Narrative Disclosure to Director Compensation Table

On September 6, 2006, Thomas Wegman, as the sole disinterested director of the Board, approved the following compensation for each of the then non-employee members on the Board, Michael Schamroth, Dr. Dr. Paul Gitman and Henry Morgan: (a) a $10,000 yearly retainer payable in arrears in December of each year commencing in December 2007; (b) $1,500 for each meeting of the Board attended in person and $500 for each meeting of the Board attended telephonically, effective retroactively from January 1, 2006 and payable upon attendance of each meeting going forward; and (c) 15,000 non-qualified stock options per year, vesting 1/12 per month during the applicable year with a grant date for 2006 of September 6, 2006, an exercise price of $0.83 per share (equal to 100% of the closing sales price of the common stock on the grant date) and an expiration period of ten years from the grant date.  Prior to September 6, 2006, we had no specific policy for compensating non-employee directors and the non-employee directors had not received cash compensation since 2002 for serving on the Company’s Board or its Committees.

On March 2, 2007, in lieu of the $10,000 yearly retainer and Board meeting attendance fees described above, the Company granted to each of our then non-employee directors, Henry Morgan, Dr. Paul Gitman and Michael Schamroth, a one-time grant of options to purchase 24,000 shares of the Company.  The 24,000 options vest monthly with respect to 1/12 of the total number of shares until all of the shares underlying the options have vested.  The exercise price of the options is $4.00 per share (equal to 100% of the closing sales price of the common stock on the grant date) and the options expire ten years from the grant date.

In the first quarter of 2007, the Company paid $1,200 to Morgan Melhuish Abrutyn, a law firm in which Henry Morgan (director on the Board) is a named partner, for services rendered to the Company.

On June 25, 2007, the Board (i) elected Toby Wegman to serve as a director of the third class of the Board to fill the vacancy created by the death of Edwin H. Wegman, our former CEO, Chairman and director.  Toby Wegman is the widow of the late Edwin H. Wegman, (ii) approved an increase in the size of the Board from five to six directors by adding a second director to the third class of the Board and (iii) elected Dr. Mark Wegman to fill the vacancy created by such increase.  Dr. Mark Wegman is the son of the late Edwin H. Wegman, the brother to our President and director, Thomas Wegman, and a stepson of Toby Wegman. Additionally, on June 25, 2007, the Company granted to Toby Wegman and Dr. Mark Wegman a nonqualified stock option to purchase 15,000 shares of the Company’s common stock.  The options vest monthly with respect to 1/12 of the total number of shares, commencing on the date of grant, and on each successive anniversary date until all of the shares underlying the options have vested.  The options granted to Toby Wegman and Dr. Mark Wegman have an exercise price per share of $4.63 per share (equal to 100% of the closing sales price of the common stock on the grant date) and the options expire ten years from the grant date.

Current Director Compensation Arrangements

As of the date of this filing (and since March 2, 2007), our non-employee directors are compensated by an annual grant of options to purchase 15,000 shares of common stock, which vest 1/12 per month until fully vested.  The annual grant date for our independent directors, Henry Morgan, Dr. Paul Gitman and Michael Schamroth is September 6 and for Dr. Mark Wegman and Toby Wegman, the annual grant date is June 25.  The options are granted at a price equal to the fair market value of the stock on the date of grant and expire ten years from the date of grant. Additionally, the Company reimburses all of our non-employee directors for reasonable out-of-pocket  expenses incurred in connection with attendance and participation in Board and Committee meetings.

Change of Control Agreements for Independent Directors

On June 18, 2007, the Company entered into Change of Control Agreements with its directors, Paul Gitman, Henry Morgan, Michael Schamroth (each a “Director Change of Control Agreement”). Pursuant to the terms of the Director Change of Control Agreement, in the event that the director’s service on the Board of Directors of the Company is terminated pursuant to a transaction resulting in a Change of Control, as described below, then (A) 100% of any options to purchase shares of common stock of the Company then held by the Director, which options are then subject to vesting, shall be accelerated and become fully vested and exercisable on the date immediately preceding the effective date of such termination and (B) if, on the date immediately preceding the effective date of such termination, the Director then holds shares of common stock of the Company that are subject to restrictions on transfer (“Restricted Stock”) issued to the Director in a transaction other than pursuant to the exercise of a stock option, then, such restrictions shall expire in their entirety on the date immediately preceding the date of termination and all of such shares of common stock shall become transferable free of restriction, subject to the applicable provisions of federal and state securities laws.

Under the Director Change of Control Agreement, a “Change of Control” shall mean the occurrence of any one of the following:

•
the acquisition by any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934), other than the Company or its affiliates, from any party of an amount of the capital stock of the Company, so that such person holds or controls 40% or more of the Company’s capital stock; or

•
a merger or similar combination between the Company and another entity after which 40% or more of the voting stock of the surviving corporation is held by persons other than the Company or its affiliates; or

•	a merger or similar combination (other than with the Company) in which the Company is not the surviving corporation; or

•	the sale of all or substantially all of the Company’s assets or business.

A copy of the Director Change of Control Agreement entered into by each Director was filed on Form 8-K with the SEC on June 22, 2007.  The foregoing descriptions of the Director Change of Control Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Based on information publicly filed and provided to us by certain holders, the following table shows the amount of our common stock beneficially owned as of the close of business on April 7, 2008 by (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer, (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise stated in a footnote, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)
5% or Greater Stockholders:
Estate of Edwin H. Wegman Co-executor Toby Wegman Co-executor Thomas Wegman 35 Wilbur Street Lynbrook, New York 11563	1,400,179(2)	21.7%
Jeffrey K. Vogel 1 Meadow Drive Lawrence, NY 11559	496,041(3)	7.7%
RA Capital Management, LLC RA Capital Biotech Fund, L.P. RA Capital Biotech Fund, II, L.P. Richard H. Aldrich Peter Kolchinsky	440,393(11)	6.8%

Directors and Named Executive Officers
Thomas Wegman, President and Director 35 Wilbur Street Lynbrook, New York 11563	1,815,423(4)	28.2%
Dr. Paul Gitman, Director 35 Wilbur Street Lynbrook, New York 11563	191,675(5)	3.0%
Henry Morgan, Director 35 Wilbur Street Lynbrook, New York 11563	159,203(6)	2.5%
Michael Schamroth, Director 35 Wilbur Street Lynbrook, New York 11563	167,050(7)	2.6%
Toby Wegman, Director 35 Wilbur Street Lynbrook, New York 11563	1,413,929(8)	21.9%
Mark Wegman, Director 35 Wilbur Street Lynbrook, New York 11563	55,244(9)	0.9%
All Executive Officers and Directors as a Group (6 persons)	2,402,345(10)	37.3%

(1)	Based on 5,722,500 shares of our common stock outstanding as of April 7, 2008 pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)
Includes 1,400,179 shares of common stock owned by The S.J. Wegman Company, a partnership of which Edwin H. Wegman was the sole general partner. Upon his death on February 16, 2007, The S.J. Wegman Company was legally dissolved.  At the present time, we do not know who will own or control the shares of the Company owned by The S.J. Wegman Company. The shares beneficially owned by the Estate are included in the number disclosed in this chart for Toby Wegman and Thomas Wegman, the co-executors of the Estate.  As disclosed in their respective footnotes, the shares owned by the Estate are indirectly held by each of the co-executors.

(3)
Includes (i) 200,729 shares of common stock held directly by Jeffrey K. Vogel, the sole shareholder and President of Bio Management Inc., which is the sole general partner of Bio Partners LP and (ii) 295,312 shares of common stock held directly by Bio Partners LP. The foregoing information is based solely on Jeffrey K. Vogel’s Section 16 filings with the SEC without independent verification.

(4)
Includes (i) 364,300 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008, (ii) indirect ownership of 7,300 shares jointly held by Thomas Wegman’s wife and child and (iii) indirect ownership of 1,400,179 shares beneficially owned by the Estate of Edwin H. Wegman.  Excludes 50,000 options which are contingent and are currently not exercisable. Thomas Wegman is the son of Edwin H. Wegman, the brother of Mark Wegman and step-son to Toby Wegman. He is also the co-executor of the Estate of Edwin H. Wegman.

(5)
Includes (i) 135,675 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008 and (ii) indirect ownership of 7,500 shares held by Dr. Gitman's wife.

(6)	Includes 135,675 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008.

(7)
Includes (i) 60,250 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008 and (ii) indirect ownership of 86,800 shares owned by M. Schamroth & Sons a New York partnership that is jointly owned by Mr. Schamroth’s sons.  Mr. Schamroth has disclaimed any beneficial ownership interest in the 86,800 shares owned by M. Schamroth & Sons.

(8)
Includes (i) 13,750 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008 and (ii) indirect ownership of 1,400,179 shares beneficially owned by the Estate of Edwin H. Wegman.  Toby Wegman is the widow of Edwin H. Wegman and the stepmother of Mark Wegman and Thomas Wegman. She is also the co-executor of the Estate of Edwin H. Wegman.

(9)
Includes (i) 13,750 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 7, 2008 and (ii) 37,594 shares of common stock held jointly by Mark Wegman and his wife.

(10)
For purposes of clarification, the 1,400,179 shares owned by the Estate of Edwin H. Wegman (and indirectly owned by Toby Wegman and Thomas Wegman, the co-executors of the Estate) have only been counted one time in calculating the number of shares beneficially owned by all officers and directors.

(11)
Includes (i) 434,669 shares directly owned by RA Capital Biotech Fund, L.P. (“Fund I”) and (ii) 5,724 shares directly owned by RA Capital Biotech Fund II, L.P. (“Fund II”).  RA Capital Management, LLC, as the sole general partner of each of Fund I and Fund II, and Richard H. Aldrich and Peter Kolchinsky as the managers of RA Capital Management, LLC, are each deemed to beneficially own 440,393 shares.  The six reporting persons filed a joint statement on Schedule 13G in accordance with Rule 13d-1(k) under the Exchange Act on April 14, 2008.  The foregoing information is based solely on the reporting persons’ Schedule 13G filings with the SEC without independent verification.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,409,700	$1.86	426,598
Equity compensation plans not approved by security holders	0	0	0
Total	1,409,700	$1.86	426,598

(1)	Please see Note 11, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Until the death of Edwin H. Wegman, our former Chairman and CEO, The S.J. Wegman Company, of which Edwin H. Wegman was the sole general partner, owned Wilbur Street Corporation (“WSC”), which has leased to us a building serving as a manufacturing facility and headquarters in Lynbrook, New York for over 30 years. The building also serves as our administrative headquarters. Edwin H. Wegman was the President of WSC and the sole general partner of The S.J. Wegman Company, a limited partnership. Upon his death on February 16, 2007, The S.J. Wegman Company was legally dissolved. His death had no effect on the legal existence of WSC.  At the present time the ownership of WSC is unclear.  However, our President, Thomas Wegman, is the senior most officer of WSC.

In January 1998, WSC and the Company entered into a triple net lease agreement that provided for an annual rent starting at $125,000, which was to increase annually by the amount of annual increase in the consumer price index for the greater New York metropolitan region. The lease term was 7 years, expiring on January 31, 2005. Without Board approval, the lease was renewed (a related party transaction) in July 2005 for an additional 5 years, expiring on June 30, 2010. The extension of the lease may thus not be valid. The annual rent, effective February 2006, is $150,000 ($10 per square foot) per annum.  As part the agreement to sell of our collagenase topical business to DFB in March 2006, DFB agreed to sublease a part of our New York facility for a period of one year for an all inclusive monthly payment of $15,500, which sublease expired on March 2, 2007.  DFB extended its sublease until March 6, 2008 and paid $16,500 per month during this extended lease period.  In April 2008, DFB renewed its sublease until March 3, 2009 and will pay $19,000 per month during this renewal period.  DFB may terminate its obligations under the sublease upon 90 days written notice provided that such termination does not occur prior to September 1, 2008.

In January 2007, we entered into amended and restated demand promissory notes with each of Edwin H. Wegman and WSC reflecting the prior outstanding principal amounts of the loans and compounded interest, which became the obligation of Edwin H. Wegman’s estate (the “Estate”) upon his death on February 16, 2007.  As of December 31, 2007, the aggregate principal amounts, including compounded interest, owed to the Company by Edwin H. Wegman and WSC were $1,108,088 and $304,397, respectively.  The loans were in the form of demand promissory notes, bearing interest at a rate of 9% per annum.

The loans were secured by a pledge of 100% of the shares of the Company owned by The S.J. Wegman Company.  At December 31, 2007 the total number of shares pledged, 1,843,327, had a current market value of $3.80 per share.  Upon Edwin H. Wegman’s death on February 16, 2007, The S.J. Wegman Company was legally dissolved.  The dissolution of the The S.J. Wegman Company constituted an event of default under the above mentioned pledge agreement, which gave the Board the right to vote the pledged shares.   Notwithstanding the dissolution of The S.J. Wegman Company, upon the death of Edwin H. Wegman, the loan continued to be secured by The S.J. Wegman Company pledge.

In March 2007, in full repayment of the loan made by the Company to WSC, WSC offset $304,397 in back rent due from the Company in full repayment of the loan. On February 1, 2008, the demand promissory note was repaid in full by the Estate of Edwin H. Wegman (the “Estate”).

Board Determination of Director Independence

Our securities are not listed on a national securities exchange but we use the standards of “independence” prescribed by rules set forth by the National Stock Market, Inc. (“Nasdaq”).  We have determined that our directors, Henry Morgan, Dr. Paul Gitman and Michael Schamroth, all three of who serve as the sole members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, qualify as “independent” under the Nasdaq rules but that our remaining three directors, Thomas Wegman, Toby Wegman and Dr. Mark Wegman, do not.  The Nasdaq rules include a series of objective tests that would not allow a director to be considered independent if the director had certain employment, business or family relationships with the Company.  The Nasdaq independence definition includes a requirement that the Board also review the relationship of each independent director to the Company on a subjective basis. In accordance with that review, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management.

Item 13. EXHIBITS.

(A) EXHIBITS

The exhibits required to be listed and filed by this Item 13 are included in the Exhibit Index of this Report and are herein incorporated by reference.

(B) REPORTS ON FORM 8-K:

January 12, 2007
January 24, 2007
January 25, 2007
February 7, 2007
February 23, 2007
March 7, 2007
May 11, 2007
June 22, 2007
June 26, 2007
October 16, 2007
January 15, 2008 (2)
February 6, 2008

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During August 2007, the Audit Committee reappointed Tabriztchi & Co. as its principal independent registered accountants for calendar year 2007. During March 2007, Tabriztchi & Co. was reappointed for calendar year 2006.

Audit Fees

The aggregate audit fees billed for professional services rendered by our principal accountants for the audit of our annual consolidated financial statements included in this Report and review of our quarterly consolidated financial statements included in our Reports on Form 10-QSB were $50,000 and $60,651, for the calendar years ended December 31, 2007 and December 31, 2006, respectively.

2003 Re-Audit Fees

The aggregate audit fees billed for professional services rendered by our principal accountants for the re-audit of our 2003 annual consolidated financial statements was $73,375.

Audit Related Fees

For the calendar years ended December 31, 2007 and December 31, 2006 there were no aggregate fees billed for assurance and related services by Tabriztchi & Co. relating to the performance of the audit of our consolidated financial statements, other than those reported under the caption "Audit Fees" above.

Tax Fees

For the calendar years ended December 31, 2007 and December 31, 2006 there were no aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

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
ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
And Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSpecifics Technologies Corp. as of December 31, 2007, and the consolidated results of operations, changes in stockholders’ equity and cash flows for each of the two years in the period then ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tabriztchi & Co., CPA, P.C.

Garden City, NY
May 1, 2008

7 Twelfth Street Garden City, NY 11530 s Tel: 516-746-4200 s Fax: 516-746-7900
Email:Info@Tabrizcpa.com s www.Tabrizcpa.com

BioSpecifics Technologies Corp.
Consolidated Balance Sheets
Year Ended December 31, 2007
2007
Assets
Current assets:
Cash and cash equivalents	$68,564
Short term investments	975,000
Accounts receivable, net	108,809
Prepaid expenses and other current assets	73,158
Total current assets	1,225,531
Property, plant and equipment, net	35,680

Total assets	1,261,211

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	873,460
Accrued third-party development expenses	2,272,969
Accrued tax liability	453,553
Deferred revenue	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138
Total current liabilities	5,115,236

Deferred revenue - license fees	2,881,633

Stockholders' deficit:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,480,768 shares issued and outstanding at December 31, 2007	5,481
Additional paid-in capital	4,751,447
Accumulated deficit	(10,172,855)
Treasury stock, 131,267 shares at cost as of December 31, 2007	(693,957)
Notes receivable from former Chairman and CEO and other related party	(625,774)
Total stockholders' deficit	(6,735,658)

Total liabilities and stockholders’ deficit	$1,261,211

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
Years Ended December 31,

	2007	2006
Revenues:
Net sales	$34,357	$26,469
Royalties	16,361	-
Licensing fees	1,157,116	1,657,116
Consulting fees	306,500	233,333
	1,514,334	1,916,918

Costs and expenses:
Research and development	2,489,122	1,217,306
General and administrative	3,516,716	4,002,519
	6,005,838	5,219,825
Operating loss from continuing operations	(4,491,504)	(3,302,907)
Other income (expense):
Interest income	126,821	220,608
Interest expense	(20,781)	(63,133)
Other expense	(105,000)	(70,399)
	1,040	87,076

Loss from continuing operations before benefit (expense) for income tax	(4,490,464)	(3,215,831)
Income tax benefit (expense)	(53,865)	(147,480)
Net loss from continuing operations	(4,544,329)	(3,363,311)

Discontinued Operations:
Net gain (loss) from discontinued operations	-	(988,696)
Net gain on the sale of assets	-	3,601,071

Net loss	$(4,544,329)	$(750,936)

Basic net income (loss) per share:
From continuing operations	$(0.86)	$(0.64)
From discontinued operations	$-	$0.50

Basic net loss per share	$(0.86)	$(0.14)

Diluted net income (loss) per share:
From continuing operations	$(0.86)	$(0.64)
From discontinued operations	$-	$0.50
Diluted net loss per share:	$(0.86)	$(0.14)

Shares used in computation of basic net income (loss) per share	5,291,506	5,219,908
Shares used in computation of diluted net income (loss) per share	5,291,506	5,219,908

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
Years Ended December 31,

Cash flows from operating activities:	2007	2006
Net loss	$(4,544,329)	$(3,363,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,144	249,745
Issuance of restricted stock for services	-	7,875
Stock-based compensation expense	650,160	520,386
Changes in operating assets and liabilities:
Accounts receivable	(57,685)	(26,566)
Prepaid expenses and other current assets	(28,745)	54,506
Accounts payable and accrued expenses	1,885,084	144,951
Deferred revenue	(1,062,117)	(1,465,449)
Employee stock bonus liability	-	(6,600)
Net cash used in operating activities from continuing operations	(3,125,488)	(3,884,463)
Net cash provided by (used in) discontinued operations	(321,038)	1,806,879

Cash flows from investing activities:
Purchase of short term investments	(975,000)	-
Sale of property, plant and equipment	-	11,933
Net cash provided by (used in) investing activities from continuing operations	(975,000)	11,933
Net cash provided by investing activities from discontinued operations	-	6,046,749

Cash flows from financing activities:
Decrease in short-term debt	-	(69,894)
Payment to minority shareholders	-	(83,406)
Proceeds from issuance of common stock	122,912	-
Net cash provided by (used in) financing activities from continuing operations	122,912	(153,300)

Increase (decrease) in cash and cash equivalents	(4,298,614)	3,827,798
Cash and cash equivalents at beginning of year	4,367,178	539,380
Cash and cash equivalents at end of year	$68,564	$4,367,178

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$781	$12,608
Taxes	$3,600	$-

Supplemental disclosures of non-cash transactions:

In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company. The transaction was recorded by reducing the rent payable by $304,398 and the receivable from the former CEO and Chairman by $98,253 and increasing additional paid in capital by $206,145.

For the year ended December 31, 2006, the Company reduced its liability to our employees under the stock bonus plan by issuing $162,300 of common stock. The remaining balance of $6,600 was cancelled.

In March 2006, we sold our topical collagenase business to DFB. In order to help effectuate the transaction with DFB, we repurchased all of the outstanding shares of ABC-NY and ABC-Curacao held by minority shareholders in exchange for a combination of approximately $83,000 in cash and 102,574 restricted shares of our treasury stock.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Stockholders' Deficit

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit
Balances - December 31, 2005	5,362,716	$5,363	$4,224,963	$(4,877,590)
Shares for services	7,500	7	7,868	-
Cancellation of treasury shares	(4,400)	(4)	(6,596)	-
Stock compensation expense	-	-	520,386	-
Issuance of treasury shares to minority shareholders	-	-	(546,887)	-
Issuance of treasury shares to employees	-	-	(427,389)	-
Net loss	-	-	-	(750,936)
Balances - December 31, 2006	5,365,816	$5,366	$3,772,345	$(5,628,526)
Stock compensation expense	-	-	650,160	-
Issuance of common stock under stock option plans	114,952	115	122,797	-
Offset of former CEO and Chairman loan principal and interest	-	-	206,145	-
Net loss				(4,544,329)

Balances - December 31, 2007	5,480,768	$5,481	$4,751,447	$(10,172,855)

	Treasury Stock	Due from former Chairman and CEO	Shareholder Deficit Total
Balances - December 31, 2005	(1,832,864)	$(724,027)	$(3,204,154)
Shares for services	-	-	7,875
Cancellation of treasury shares	-	-	(6,600)
Stock compensation expense	-	-	520,386
Issuance of treasury shares to minority shareholders	542,617	-	(4,270)
Issuance of treasury shares to employees	596,289	-	168,900
Net loss	-	-	(750,936)
Balances - December 31, 2006	(693,958)	$(724,027)	$(3,268,799)
Stock compensation expense	-	-	650,160
Issuance of common stock under stock option plans	-	-	122,912
Offset of former CEO and Chairman loan principal and interest	-	98,253	304,398
Net loss	-	-	(4,544,329)
Balances - December 31, 2007	(693,958)	$(625,774)	$(6,735,658)

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  XIAFLEX is in a Phase III trial for treatment of Dupuytren’s disease and top line results are expected to be released in the second quarter of 2008.

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

In addition, at the closing of the Asset Purchase Agreement, DFB (i) acquired from us certain inventory and manufacturing equipment used in the topical collagenase business, (ii) was granted a perpetual royalty free license to use, solely in connection with the topical collagenase business, certain intangible assets retained by us and (iii) was granted the right (for a limited period of time which was subsequently extended in April 2008) to use, solely in connection with the topical collagenase business, certain tangible assets retained by us. As part of the sale, we transferred to DFB our FDA manufacturing license.

As consideration for the purchased assets we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the Asset Purchase Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 payments from DFB. The consulting obligations generally expire during March 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiaries, ABC-NY, ABC-Curacao, which was sold in March 2006, BioSpecifics of Curacao N.V. and Biota N.V. and its wholly-owned subsidiary, which were both liquidated in January 2007. Due to the sale of ABC-Curacao in March 2006 to DFB all accounts of this former subsidiary and certain operations of ABC-NY are classified as discontinued operations in all periods presented.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper.

Short-term investments consist of taxable auction rate securities, or ARS, with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. The Company classifies ARS as current as they are available for sale under SFAS No. 115 since the Dutch auctions have historically provided a liquid market for the type of ARS owned by the Company. However, with liquidity issues experienced in global credit and capital markets, all ARS held by the Company as of April 22, 2008 experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. The cost value of these securities held as of April 22, 2008 amounts to approximately $1.7 million with a current market value of approximately $1.5 million, of which $975,000 were held as of December 31, 2007. The Company will continue to assess the balance sheet classification of its short-term investments if uncertainties in the credit and capital markets continue.

Revenue Recognition

We currently recognize revenues resulting from product sales and royalties from licensing and use of our technology, and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

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

Royalty Revenue

We recognize royalties under the earn-out provision of the Asset Purchase Agreement with DFB. We have the right to receive earn out payments in the future based on sales of certain products.  Royalties are recognized as earned in accordance with the contract terms when royalties can be reliably measured, and collectibility is reasonably assured, such as upon the receipt of a royalty statement from our licensees. We have historically recognized royalty revenue in the quarter in which the sale was made by our licensees.

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

Allowance for Doubtful Accounts

The company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which when realized have been within the range of management’s expectations.  Our policy is to write off bad debts as uncollectible when it is determined that they cannot be collected.

Reimbursable Third-Party Development Costs.

We accrue expenses to research and development for estimated third party development costs that are reimbursable under our agreement with Auxilium. Estimates are based on contractual terms, historical development costs, reviewing third-party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase in research and development costs. For example, Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision,  Based upon this invoice, we changed our estimates for reimbursable third party development cost estimates. The effect of this change in estimate was to increase research and development expenses, in December 2007 by approximately $1.8 million, which increased our net loss per basic and diluted share by approximately $0.39 for the year ended December 31, 2007. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Stock Based Compensation

The Company has three stock-based employee compensation plans in effect which are described more fully in Note 12. Effective January 1, 2006, we adopted SFAS No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and common stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

Under the provisions of Statement SFAS 123(R), we estimate the fair value of our employees’ and directors’ stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our common stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2007 and 2006 was $226,541 and $43,290, respectively.

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

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

The expense for income taxes was $53,865 and $147,480 for the calendar years 2007 and 2006, respectively. In 2007 we accrued estimated federal and state tax penalties and interest of $105,000 and $20,000, respectively. In 2006, we accrued estimated federal and state tax penalties and interest of $70,399 and $60,409, respectively. We accrued these amounts due to our delinquent tax filings.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flows.

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

	December 31,
	2007	2006
Stock options	1,409,700	1,281,125
Warrants	-	10,000

Total	1,409,700	1,291,125

In March 2003, the Company granted to an individual lender in consideration of a loan, warrants to purchase up to 10,000 common shares of the Company at $1.18 per share, until March 11, 2008.  We repaid the total outstanding loan balance in March 2005. In October 2007, the individual exercised the warrants and purchased 10,000 common shares at $1.18 per share.

5. INVENTORIES, NET

None.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2007	2006
Machinery and equipment	$575,069	$575,069
Furniture and fixtures	91,928	91,928
Leasehold improvements	1,185,059	1,185,059
	1,852,056	1,852,056
Less accumulated depreciation and amortization	(1,816,376)	(1,784,233)
	$35,680	$67,823

Total depreciation and amortization expense amounted to $32,143 and $329,027 for calendar years 2007 and 2006, respectively. Depreciation expense from continuing operations was $32,143 and $249,745 for calendar years 2007 and 2006, respectively.

Asset Impairment Charges

Total asset impairment charges included in our general and administrative operating expenses for the year ended December 31, 2007 were zero compared to $144,963 in 2006. In connection with the DFB agreement, which was signed in March 2006, we determined that indicators existed that suggested our research and development and quality control equipment assets could be impaired. As such, we tested these assets for recoverability under SFAS 144, and the total of the estimated future cash flows directly related to the development of future product sales was less than the carrying value of the asset as of December 31, 2006. Therefore, we determined that the carrying value of our research and development and quality control equipment assets was impaired, and we used a present value technique to calculate the fair market value of the asset. As a result, we recognized an impairment charge totaling approximately $144,963, which represented the difference between the carrying value of the asset and the present value of estimated future cash flows as of December 31, 2006. After recognizing the impairment charge, the book value of these asset as of December 31, 2006 was reduced to zero.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2007	2006
Trade accounts payable and accrued expenses	$686,742	$1,751,014
Accrued legal and other professional fees	98,438	120,030
Accrued payroll and related costs	88,280	148,252
	$873,460	$2,019,296

8. INCOME TAXES

The expense for income taxes consist of the following:

Year ended	December 31,
	2007	2006
Current:
Federal	$--	$--
State	53,865	147,480
	$53,865	$147,480
Deferred:
Federal	--	--
State	--	--

Total	$53,865	$147,480

The effective income tax rate of the Company differs from the federal statutory tax rate of 35% in calendar years 2007 and 2006 as a result of the effect of the following items:

Year ended	December 31,
	2007	2006

State income taxes, net of federal tax benefit	$35,012	$95,862
Computed tax expense (benefit) at statutory rate	(1,590,515)	(277,846)
Tax effect of foreign sourced income (loss)	-	142,043
Non-deductible expenses, deferred revenue and other	522,122	422,883
Tax benefit of exercised warrant	(17,574)	-
Orphan drug and other tax credits	(628,892)	(82,895)
Loss carry back	145,876	225,528
Increase (decrease) in valuation allowance	1,568,983	(429,713)
	$35,012	$95,862

The components of the Company's deferred tax assets, pursuant to SFAS No. 109, are summarized as follows:

	December 31,
	2007	2006

Tax Credit carryforward	$1,352,191	$723,299
Exercise of warrants	17,574	-
Deferred revenues	1,819,937	1,981,670
Accrued expenses	81,711	72,452
Depreciation and amortization	18,023	12,820
Net operating loss carryforward	1,214,456	144,668

Net deferred tax assets before valuation allowance	4,503,891	2,934,909
Valuation allowance	(4,503,891)	(2,934,909)

Net deferred tax asset	$-	$-

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company increased the valuation allowance by $1,568,983 during the year ending December, 31, 2007 and decreased the valuation allowance by $429,713 during the years ended December 31, 2006. The increase in the valuation allowance was primarily to offset the tax assets from NOL and tax credit carryforwards. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to generate taxable income under the more likely than not criteria of SFAS 109.

The Company adopted FIN 48, in the year ended December 31, 2006.  The  previously recognized benefit from a tax position that no longer met the more-likely-than-not recognition threshold was derecognized by increasing  the income tax liability or reducing the deferred tax asset in the 2006, the period in which it becomes more likely than not that the tax position would not be sustained. The Company accrued approximately $105,000 and $70,000 in penalties in 2007 and 2006 respectively, for not complying with the requirements for filing tax returns in a timely fashion. The Company accrued approximately $20,000 and $60,000 in interest in 2007 and 2006 respectively, for not remitting required tax payments in a timely fashion. Changes in tax laws or interpretations of tax laws, as well as outcomes of current and future audits conducted by various tax authorities, could also materially impact the amounts provided for income taxes in our consolidated financial statements.

At December 31, 2007 the Company had federal and state net operating loss carryforwards of approximately $3,470,000, from losses incurred in 2007. These loss carryforwards will expire in 2027.  As of December 2007, the Company had approximately $1,352,000 of tax credits which expire at various dates between 2018 and 2026.

9. CREDIT FACILITIES

In March 2003, the Company borrowed $100,000 from an individual lender, evidenced by a one-year promissory note, bearing interest of 8% per annum, which was due March 11, 2004.  In March 2004, the holder of the note extended the note for one year at which time the loan was repaid in full. The Company granted to the lender warrants to purchase up to 10,000 common shares of the Company at $1.18 per share, until March 11, 2008. In October 2007, the individual exercised the warrants and purchased 10,000 common shares at $1.18 per share.

10. FOREIGN OPERATIONS

The Company had a manufacturing facility located in Curacao, Netherlands Antilles through March 6, 2006. The local currency is tied to the U.S. dollar; as a result no material gain or loss was incurred on foreign currency transactions in 2006.

11. STOCKHOLDERS’ EQUITY

Stock Option Plans

In July 1994, the Company's stockholders approved a stock option plan for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees (the “1993 Plan”), which expired in July 2004. Under the 1993 Plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 200,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Board, at its discretion, may provide for different vesting schedules. The options expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. In accordance with terms of the 1993 Plan, no option shall be granted ten years after the effective date of the 1993 Plan, or July 2004.

In July 1997, the Company's stockholders approved a stock option plan (the “1997 Plan”) with terms identical to the 1993 Plan. The 1997 Plan authorizes the granting of awards of up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions.  In accordance with terms of the 1997 Plan, no option shall be granted ten years after the effective date of the 1997 Plan or July 2007. In July 2007, approximately 231,000 stock options expired unissued.

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan”), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. A total of 1,750,000 shares of common stock are now authorized for issuance under the amended 2001 Plan.  The 2001 Plan, as amended expires in August 2011. The Company filed a Registration Statement on Form S-8 for the 2001 Plan with the Commission on October 5, 2007 to register these securities.

As of December 31, 2007 there were a total of 426,598 shares available for grant remaining under the 2001 Plan.

The summary of the stock options activity is as follows for year ended:

	December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,281,125	$1.17	963,887	$1.63
Options granted	277,000	4.68	884,413	0.93
Options exercised	(104,952)	1.06	--	--
Options canceled or expired	(43,473)	1.95	(567,175)	1.10
Outstanding at end of year	1,409,700	$1.86	1,281,125	$1.17
Options exercisable at year end	1,226,700	$1.57	1,147,376	$1.34
Shares available for future grant	426,598	--	896,199	--

During 2007, the Company granted 277,000 options to employees and consultants on various dates. Of the 277,000 options granted in 2007, 147,000 options granted to our Board members vest over one year, 30,000 options granted to our employees vest over four years and 100,000 options granted to consultants vests upon the achievement of certain milestones. During calendar year 2006, the Company granted 884,413 options to employees and consultants, of which 150,000 options granted to certain consultants were cancelled in 2006. Of the 884,413 options granted in 2006, 45,000 options granted to our Board members vest over one year and the vesting of the 100,000 options granted to our President, Thomas Wegman, are contingent upon the achievement of certain milestones.  As of the date of this filing, 50,000 of these 100,000 options have vested.  All other options granted to employees and consultants in 2006 vested immediately. The options granted in 2007 and 2006 were granted at exercise prices ranging from $0.80 to $5.50 per share.

The following table summarizes information relating to stock options by exercise price at December 31, 2007:

Outstanding			Exercisable
Option Exercise Price	Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Option Price
$0.83-1.99	1,068,850	6.65	$1.05	1,018,850	$1.06
2.00-2.99	31,750	2.40	2.68	31,750	2.68
3.00-3.99	20,000	1.53	3.00	20,000	3.00
4.00-4.99	191,600	8.82	4.33	132,350	4.29
5.00-5.99	97,500	9.51	$5.35	23,750	$5.37
	1,409,700	6.98	$1.86	1,226,700	$1.57

12. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company's operations are principally conducted on leased premises. Future minimum annual rental payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2008	$154,000
2009	152,000
2010	75,000
thereafter	-0-

Rent expense under all operating leases amounted to approximately $150,000 and $151,000 for calendar years 2007 and 2006, respectively.  Wilbur Street Corporation (“WSC”) owns and has leased to ABC-NY a building that serves as a manufacturing facility and our headquarters in Lynbrook, New York for over 30 years. The building also serves as the Company’s administrative headquarters. Edwin H. Wegman, the Company's former Chairman and CEO, was the President of WSC.

In January 1998, WSC, the Company and ABC-NY entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term was 7 years and expired on January 31, 2005. The Company paid and accrued approximately $220,000 and $206,000 representing rent, real estate taxes and insurance to WSC in 2007 and 2006, respectively. Without Board approval, the lease was renewed (a related party transaction) in July 2005 for an additional 5 years, expiring on June 30, 2010. The extension of the lease may thus not be valid. The annual base rent, exclusive of taxes and related insurance, is $150,000 ($10 per square foot) per annum commencing in February 2006. Our rent may increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region.  As part of the agreement with DFB, DFB agreed to sublease a part of the New York facility for a period of one year, which expired on March 2, 2007 for an all inclusive monthly payment of $15,500.  DFB extended its sublease until March 6, 2008 and paid $16,500 per month during this extended lease period. In April 2008, DFB extended its sublease until March 3, 2009 and will pay $19,000 per month during this extended lease period. DFB may terminate its obligations under the sublease upon 90 days written notice provided that such termination does not occur prior to September 1, 2008.

Receivables and Deferred Revenue

Under our agreement with DFB, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 in payments from DFB. The consulting obligations generally expire during March 2011.  As of December 31, 2007 the remaining accounts receivable balance due was $575,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $575,000.

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

13. RELATED PARTY TRANSACTIONS

WSC owns and has leased to ABC-NY a building serving as a manufacturing facility and our headquarters in Lynbrook, New York for over 30 years. The building also serves as the Company’s administrative headquarters. Edwin H. Wegman, the Company's former Chairman and CEO, was the President of WSC.  At the present time the ownership of WSC is unclear.  However, our President, Thomas Wegman, is the senior most officer of WSC.

In January 1998, WSC and the Company entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which was to increase annually by the amount of annual increase in the consumer price index for the greater New York metropolitan region. The lease term was 7 years and expired on January 31, 2005. Without Board approval, the lease was renewed (a related party transaction) in July 2005 for an additional 5 years, expiring on June 30, 2010. The extension of the lease may thus not be valid. The annual rent, effective February 2006, is $150,000 ($10 per square foot) per annum.  As part of the agreement with DFB, DFB agreed to sublease a part of the New York facility for a period of one year, which expired on March 2, 2007 for an all inclusive monthly payment of $15,500.  DFB extended its sublease until March 6, 2008 and paid $16,500 per month during this extended lease period.  In April 2008, DFB extended its sublease until March 3, 2009 and will pay $19,000 per month during this extended lease period.  DFB may terminate its obligations under the sublease upon 90 days written notice provided that such termination does not occur prior to September 1, 2008.

In January 2007, we entered into two amended and restated demand promissory notes with each of Edwin H. Wegman and WSC reflecting the prior outstanding principal amounts of the loans and compounded interest (collectively, the “Notes”).  Upon the death of Edwin H. Wegman on February 16, 2007, his Notes became the obligation of his estate.  As of December 31, 2007, the aggregate principal amounts, including compounded interest, owed to us by Edwin H. Wegman and WSC were $1,108,088 and $304,397, respectively. Under the Notes, the respective principal amounts remaining unpaid at any time shall each bear interest at the rate of nine percent (9%) per annum compounded annually. The loans were secured by a pledge of 100% of the shares of the Company owned by The S.J. Wegman Company.  At December 31, 2007 the total number of shares pledged, 1,843,327, had a current market value of $3.80 per share. In March 2007, in full repayment of the loan made by the Company  to WSC, WSC offset $304,397 in back rent due from the Company in full repayment of the loan.

Edwin H. Wegman was the sole general partner of The S.J. Wegman Company, a limited partnership which owned over 20% of the issued and outstanding common stock of the Company.  Upon his death on February 16, 2007, The S.J. Wegman Company was legally dissolved.  The dissolution of the The S.J. Wegman Company constituted an event of default under the above mentioned pledge agreement, which gave the Board the right to vote the pledged shares.

As of December 31, 2007, the Company had an outstanding loan to the Company’s former Chairman and CEO, Edwin H. Wegman. The principal amount owed was $625,774 and the accrued interest amount through December 31, 2007 was $482,314 for an aggregate amount of $1,108,088.  The loan was in the form of a demand promissory note, bearing interest at a rate of 9% per annum. For financial statement purposes, this loan is classified as components of stockholders’ equity in the balance sheet and appear as “Notes due from former Chairman and CEO and other related party.”

Notwithstanding the dissolution of The S.J. Wegman Company, upon the death of Edwin H. Wegman, the loan continued to be secured by The S.J. Wegman Company pledge.  Interest income accrued for these loans, but not recognized for financial statement purposes, aggregated approximately $91,500 and $102,000, for the calendar years 2007 and 2006, respectively. On February 1 2008, the demand promissory note was repaid in full by the Estate of Edwin H. Wegman.

14. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2007 or 2006.

15. SUBSEQUENT EVENTS

On January 14, 2008, the Company closed on the sale of 200,000 shares of its common stock, par value $0.001, in a private placement offering to certain investment funds, at a purchase price of $10.50 per share for aggregate proceeds to the Company of $2,100,000. The shares were sold in a Company managed transaction at a premium of $1.00 per share over the then current market price.

Effective January 29, 2008, the Company obtained listing on the Over-the-Counter-Bulletin Board under the trading symbol BSTC.OB. On April 16, 2008 we received notice that our symbol was changed to BSTCE.OB due to the delinquent filing of this Report.  Once the filing of this Report has been processed by the OTCBB, our symbol will return to BSTC.OB.

On February 1, 2008, the Estate sold an aggregate of 344,114 shares of the Company's common stock, par value $0.001, at a purchase price of $12.00 per share to certain private investors. The Estate used certain of the proceeds of the transaction to repay the loan owed to the Company by Edwin H. Wegman, the Company’s former CEO. The loan repayment amount was $1,116,558, which represents the principal amount owed and accrued interest through January 31, 2008.

In addition to the foregoing subsequent events, there have been a number of additional events that are described in the Form 8-Ks that have been filed by the Company since December 31, 2007 that are listed in Item 13, “Exhibits—Reports on Form 8-K.”

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
10.20
Change of Control Agreement, dated June 18, 2007 between the Company and Thomas Wegman (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Commission on June 22, 2007)

10.21
Change of Control Agreement, dated June 18, 2007 between the Company and Henry Morgan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

10.22
Change of Control Agreement, dated June 18, 2007 between the Company and Michael Schamroth (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

10.23
Change of Control Agreement, dated June 18, 2007 between the Company and Dr. Paul Gitman (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
23*	Consent of Tabriztchi & Co. CPA, P.C.*
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
___________________
* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 2, 2008

BIOSPECIFICS TECHNOLOGIES CORP.
By:	/s/ Thomas L. Wegman
Name: Thomas L. Wegman
Title: President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/ Thomas L. Wegman	President, Director, Principal Executive Officer and Principal Financial Officer)
Name: Thomas Wegman Date: May 2, 2008 /s/ Henry Morgan
Name: Henry Morgan Date: May 2, 2008 /s/ Dr. Paul Gitman	Director
Name: Dr. Paul Gitman Date: May 2, 2008 /s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman Date: May 2, 2008	Director