Form 10-Q
period 2008-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2008-05-15
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	0-19879	11-3054851
(State or other jurisdiction	(Commission file number)	(I.R.S. Employer
of incorporation or organization)		Identification No.)

35 Wilbur Street
Lynbrook, NY 11563
(Address of principal executive office, including zip code)

516.593.7000
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding May 8, 2008
Common Stock ($.001 par value)	5,725,801

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-QSB (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”). We also owned two dormant companies, BioSpecifics N.V. and Biota N.V., which were liquidated in January 2007.

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

PART I – FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	Three Months Ended March 31,	Fiscal Year Ended December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,552,182	$68,564
Short-term investments-(1)	-	975,000
Accounts receivable, net	91,578	108,809
Prepaid expenses and other current assets	56,558	73,158
Total current assets	2,700,318	1,225,531

Long-term investments-(1)	1,512,613	-
Property, plant and equipment, net	27,642	35,680

Total assets	4,240,573	1,261,211

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	1,097,463	873,460
Accrued third-party development expenses	2,272,969	2,272,969
Accrued tax liability	453,553	453,553
Deferred revenue	1,345,125	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	5,247,248	5,115,236

Long-term deferred revenue	2,837,343	2,881,633

Stockholders' deficit:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,853,768 shares issued and outstanding at March 31, 2008	5,854	5,481
Additional paid-in capital	7,693,012	4,751,447
Accumulated deficit	(10,636,539)	(10,172,855)
Accumulated other comprehensive loss	(212,388)	-
Treasury stock, 131,267 shares at cost at March 31, 2008	(693,957)	(693,957)
Notes receivable from former CEO, shareholder and Chairman and other related party	-	(625,774)
Total stockholders' deficit	(3,844,018)	(6,735,658)

Total liabilities and stockholders’ deficit	$4,240,573	$1,261,211

(1) As discussed in note 2 to the consolidated financial statements, we have classified all of our auction rates securities held as of March 31,
2008 as long-term investments as our ability to liquidate such securities in the next 12 months is uncertain.  We classified all of our auction rate securities held as of December 31, 2007 as short-term investments.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net sales	$12,753	$1,100
Licensing fees	266,281	289,279
Consulting fees	122,185	70,000
	401,219	360,379
Costs and expenses:
General and administrative	800,456	1,097,467
Research and development	94,271	386,359
	894,727	1,483,827
Operating loss from continuing operations	(493,508)	(1,123,448)

Other income (expense):
Interest income	30,275	41,249
Interest expense	(451)	-
	29,824	41,249
Loss from continuing operations before benefit (expense) for income tax	(463,683)	(1,082,199)
Income tax benefit (expense)	-	3,600

Net loss from continuing operations	(463,683)	(1,085,799)

Basic net loss per share	$(0.08)	$(0.21)

Diluted net loss per share	$(0.08)	$(0.21)

Shares used in computation of basic net loss per share	5,633,177	5,235,149
Shares used in computation of diluted net loss per share	5,633,177	5,235,149

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2008	2007
Net loss	$(463,683)	$(1,085,799)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	8,037	8,036
Stock-based compensation expense	158,579	138,547
Changes in operating assets and liabilities:
Accounts receivable	17,231	21,484
Prepaid expenses and other current assets	16,600	(40,977)
Accounts payable and accrued expenses	224,002	370,056
Deferred revenue	(136,281)	40,721

Net cash used in operating activities from continuing operations	(175,515)	(547,932)
Net cash used in discontinued operations	-	(321,037)

Cash flows from investing activities:
Purchases of long-term investments	(750,000)	-

Net cash used in investing activities	(750,000)	-

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,093,650	-
Proceeds from stock option exercises	198,925	27,000
Proceeds from pay-off of notes receivable from former CEO and Chairman	1,116,558	-

Net cash provided by financing activities from continuing operations	3,409,133	27,000

Increase in cash and cash equivalents	2,483,618	(841,969)
Cash and cash equivalents at beginning of year	68,564	4,367,178

Cash and cash equivalents at end of period	$2,552,182	$3,525,209

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$451	$-
Taxes	$-	$3,600

Supplemental disclosures of non-cash transactions:

In March 2007, in full repayment of the $304,398 loan owed to the Company by Wilbur Street Corporation (“WSC”), WSC offset $304,398 in back rent due from the Company in repayment of the loan. The transaction was recorded by reducing the rent payable by $304,398 and the receivable from the Company’s former CEO and Chairman by $98,253 and increasing additional paid in capital by $206,145.
See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  XIAFLEX is in a Phase III trial for treatment of Dupuytren’s disease and top line results are expected to be released in June 2008.

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

In addition, DFB acquired all of the issued and outstanding shares of Advance Biofactures of Curacao, N.V. (“ABC-Curacao”), pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”) between us, DFB and Advance Biofactures Corp. (“ABC-NY”). The operating results of ABC-Curacao and certain operations of ABC-NY have been classified as discontinued operations in the consolidated financial statements for all periods presented.

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

The information included in this Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on May 2, 2008 and our Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

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

Cash, Cash Equivalents and Long-term Investments

Cash, cash equivalents and long-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and long-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper.

Long-term investments consist of taxable auction rate securities, or ARS, with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. The Company classifies ARS as available for sale under SFAS No. 115. Dutch auctions have historically provided a liquid market for the type of ARS owned by the Company. However, with liquidity issues experienced in global credit and capital markets, all ARS held by the Company as of April 30, 2008 experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities held as of March 31, 2008 as long-term investments in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The cost value of these securities held as of April 30, 2008 amounts to approximately $1.7 million with a current market value of approximately $1.5 million, of which $975,000 were held as of December 31, 2007. We recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.2 million for the three months ended March 31, 2008 related to these auction rate securities. The Company will continue to assess its long-term investments if uncertainties in the credit and capital markets continue.

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

Reimbursable Third-Party Development Costs

We accrue expenses to research and development for estimated third-party development costs that are reimbursable under our agreement with Auxilium. Estimates are based on contractual terms, historical development costs, reviewing third-party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third-party development cost estimates. These revisions could result in an incremental increase in research and development costs. For example, Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third-party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Research and Development Expenses

Our research and development (“R&D”) costs are expensed as incurred. R&D includes, but is not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D also consists of third-party costs, such as medical professional fees, contract manufacturing costs for material used in clinical trials, consulting fees and costs associated with clinical study R&D arrangements. We fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The weighted-average assumptions used were as follows:

	Quarter Ended March 31,	Year Ended December 31,
	2008	2007
Stock Option Plans
Expected life, in years	5	5.0
Risk free interest rate	2.9%	5%
Volatility	61%	106%
Dividend yield	—	—

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

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$4,979	$2,580
General and administrative	153,600	135,967
Total stock-based compensation expense	$158,579	$138,547

Stock Option Activity

A summary of our stock option and warrant activity during the three months ended March 31, 2008 is presented below:
Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2007	1,409,700	$1.86
Granted	30,000	$13.24
Forfeited	-	-
Exercised	(173,000)	$1.22
Expired	(1,500)	$4.38
Outstanding as of March 31, 2008	1,265,200	$2.23

Exercisable as of March 31, 2008	1,083,325	$1.72

The weighted-average grant-date fair value for options granted during the three months ended March 31, 2008 was $13.24 per share and $4.11 per share in the corresponding three month period of 2007. During the three months ended March 31, 2008 and 2007, $198,925 and $27,000 were received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2008 was approximately $15,182,000. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $12.00 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of March 31, 2008 was approximately $467,000 which we expect to recognize over a weighted-average period of 1.1 years.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. The Company is currently evaluating the impact the new disclosure requirements will have on its consolidated financial statements and notes thereto.

3. NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the if converted method. For the three months ended March 31, 2008 and 2007, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or warrants in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Stock options	1,235,200	1,336,725
Warrants	-	10,000
Total	1,235,200	1,346,725

4. TOTAL COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss.  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive loss:

	Three Months Ended March 31,
	2008	2007
Net loss	$463,683	$1,085,799
Other comprehensive loss:
Change in unrealized losses on marketable securities	212,388,	-
Total Comprehensive Loss	$676,071	$1,085,799

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
Trade accounts payable and accrued expenses	$869,131	$686,742
Accrued legal and other professional fees	100,816	98,438
Accrued payroll and related costs	127,516	88,280

Total	$1,097,463	$873,460

6. INCOME TAXES

We recorded minimum income tax provisions for the three month periods ended March 31, 2008 of zero and $3,600 for the comparable period of 2007.

7. RELATED PARTY TRANSACTIONS

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

8. SUBSEQUENT EVENTS

As of May 8, 2008, the Company estimates that the clinical trial for treatment of lipoma with collagenase will not occur in the first half of 2008. The Company cannot forecast when or if the clinical trial will take place.

Item 2: Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  XIAFLEX is in a Phase III trial for treatment of Dupuytren’s disease and top line results are expected to be released in June 2008.

Outlook

We foresee the potential to generate income from limited sources in the next several years. Under the terms of our agreement with DFB Biotech, Inc and its affiliates (“DFB”), we are scheduled to receive certain contractual anniversary payments and, if DFB exceeds a certain sales target, we would be entitled to an earn out on sales. Under the terms of our agreement with Auxilium, we may receive milestone payments upon their achieving certain regulatory progress and if Auxilium elects to pursue additional indications for injectable collagenase (“Additional Indications”).

On January 14, 2008, the Company sold 200,000 shares of its common stock in a private placement offering to Apis Capital Advisors LLC on behalf of various funds advised by them at a purchase price of $10.50 per share, for aggregate proceeds to the Company of $2,100,000.  The shares were offered and sold in reliance on Section 4(2) of the Securities Act of 1933 (the “Act”) as private placements of securities that are exempt from the registration requirements of the Act.

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

Based on our current business model, we expect to have adequate cash reserves until the fourth quarter of 2008 depending on the amount actually owed to Auxilium, as discussed in Item 1A, “Risk Factors”, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Effective January 29, 2008, the Company obtained listing on the Over-the-Counter-Bulletin Board under the trading symbol BSTC.OB. On April 16, 2008 we received notice that our symbol was changed to BSTCE.OB due to the untimely filing of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008.  Our Annual Report was filed with the SEC on May 2, 2008 and our symbol subsequently returned to BSTC.OB.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of March 31, 2008, we had an accumulated deficit from continuing operations of $10,636,539.

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

As of April 30, 2008, we held $1.7 million of taxable auction rate securities, or ARS, which are classified as long-term investments with a current market value of approximately $1.5 million. We recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.2 million for the three months ended March 31, 2008 related to these auction rate securities. The Dutch auctions have in the past provided a liquid market for these types of securities. With the liquidity issues experienced in global credit and capital markets, auctions of all the ARS we hold experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to adjust the value of these investments through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115. Further, we may not be able to liquidate these investments until successful auctions occur, a buyer outside the auction process is found, the issuer calls these debt securities, or the securities mature.

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2007 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2007 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in the Company’s Form 10-KSB filed with the SEC on May 2, 2008 and our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Receivables and Deferred Revenue. Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 in payments from DFB. The consulting obligations generally expire during March 2011. As of March 31, 2008 the remaining accounts receivable balance due was $400,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $400,000.

Reimbursable Third-Party Development Costs. We accrue expenses to research and development for estimated third-party development costs that are reimbursable under our agreement with Auxilium. Estimates are based on contractual terms, historical development costs, reviewing third-party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third-party development cost estimates. These revisions could result in an incremental increase in research and development costs. For example, Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third-party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended March 31, 2008 and 2007 product revenues were $12,753 and $1,100, respectively. This increase of $11,653 was primarily related to the amount of material required to perform testing by our customers.

Licensing Revenues

For the three months ended March 31, 2008 and 2007, we recognized licensing revenue of $266,281 and $289,279, respectively.  This decrease of $22,998 or 8% was primarily related to the extension of the development timeline for a certain indication for injectable collagenase under the Auxilium Agreement. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended March 31, 2008 and 2007 consulting revenues were $122,185 and $70,000, respectively. This increase of $52,185 or 75% was primarily due to the recognition of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $94,271 and $386,359 respectively, for the three months ended March 31, 2008 and 2007. This decrease of $292,088 or 76% in research and development expenses was primarily due to lower reimbursable third-party development costs.

General and Administrative Expenses

General and administrative expenses were $800,456 and $1,097,467 for the three months ended March 31, 2008 and 2007, respectively. The decrease in general and administrative expenses of $297,011 or 27% was primarily due to lower legal fees, administrative personnel costs and consulting fees partially offset by increased stock-based compensation expense.

Other Income (expense), net

Other income, net, was $29,824 and $41,249 for the three months ended March 31, 2008 and 2007, respectively. The decrease in other income, net of $11,425 or 28% during the first quarter of 2008 as compared to the 2007 period was primarily due to lower invested balances during the 2008 period.

Income Taxes

The expense for income taxes for the three months ended March 31, 2008 was zero and $3,600 in the comparable period of 2007. Income taxes in the first quarter of 2007 primarily represent minimum payments of state franchise taxes.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues, royalties under agreements with third parties and sales of our common stock. At March 31, 2008 and December 31, 2007, we had cash and cash equivalents in the aggregate of $2,552,182 and $68,564, respectively.

Continuing Operations

Net cash used in operating activities for the three months ended March 31, 2008 was $175,515 as compared to net cash used in operating activities in the 2007 period of $547,931.  In the 2008 period, as compared to the 2007 period, the changes in net cash used in operating activities was primarily attributable to decreases in operational expenses, lower accounts payable and accrued expenses partially offset by deferred revenue and prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2008 was $750,000 as compared to net cash used in investing activities in the 2007 period of zero. The increase in net cash used in investing activities for the 2008 period, reflect our investment in auction rate securities.

Net cash provided by financing activities for the three months ended March 31, 2008 was $3,409,133 as compared to net cash used in financing activities for the 2007 period of $27,000. The increase in net cash provided by financing activities for the 2008 consisted of proceeds from the sale of our common stock in January 2008 of $2,093,650, repayment of an outstanding loan from our former Chairman and CEO of $1,116,558 and proceeds received from stock option exercises of $198,925. Net cash provided by financing activities in the 2007 period was from proceeds received from stock option exercises.

Discontinued Operations

Net cash used in operating activities from discontinued operations for the three months ended March 31, 2008 was zero as compared to $321,038 in the comparable period of 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(c) of Regulation S-K, the information under this Item 3 is not required to be disclosed until after the first fiscal year end in which Item 305 is applicable.  Item 305 will be first applicable to the Company in its annual report for the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of Thomas L. Wegman, the Company’s President, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please see Item 1A, “Risk Factors,” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on May 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).*
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
_____________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP. (Registrant)
Date: May 15, 2008	/s/ Thomas L. Wegman
Thomas L. Wegman President (Principal Executive and Financial Officer)