Form 10KSB/A
period 2005-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2008-06-06
CIK 875622

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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
Yes [   ];  No [X]

The issuer’s revenues for the year ending December 31, 2005 were $5,478,239.

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

Index

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Registrant’s Form 10-KSB for the fiscal years ended December 31, 2003, 2004 and 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2007 (the “Prior Report”) is being filed for the purpose of amending Item 7, “Financial Statements” of the Prior Report to include (i) a report of Tabriztchi & Co., CPA, P.C., our independent registered public accounting firm (the “Auditor”), regarding its audit of the restated consolidated financial statements for the fiscal year ended December 31, 2003 (the “2003 Audit”) and (ii) the Auditor’s consent to the use of such report, which is filed as an exhibit hereto.

The Auditor’s report included in the Prior Report addressed only the audits conducted in regards to the consolidated financial statements for the fiscal years ended December 31, 2004 and 2005.  The Prior Report included a restatement of the consolidated financial statements for the one year period ended December 31, 2003.  The financial statements had been previously audited by a predecessor auditor.  The 2003 Audit did not result in any changes to the consolidated financial statements for years ended December 31, 2003, 2004 and 2005 presented in the Prior Report.

The consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and the related notes thereto are being filed in order to provide a reference to the Auditor’s report but are identical to the financial statements and notes filed in the Prior Report.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.  Except for the changes described above, the Amendment does not change any previously reported financial results, modify or update disclosures in the Prior Report, or reflect events occurring after the date of the filing of the Prior Report.

For current information regarding the Company, please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on May 2, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008.

i

Index

TABLE OF CONTENTS

Item No.		Page
	PART II
Item 7. FINANCIAL STATEMENTS		1
	PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		22

ii

Index

PART II

Item 7. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2005, 2004 AND 2003

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BioSpecifics Technologies Corp.:

We have audited the accompanying consolidated balance sheet of BioSpecifics Technologies Corp. (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2003, which were previously audited by other auditors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Tabriztchi & Co., CPA, P.C.

Garden City, NY
April 30, 2008

Index

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Balance Sheets

	Years ended December 31,
	2005	2004	2003
Assets
Current assets:
Cash and cash equivalents	$539,380	$1,345,800	$268,998
Marketable securities	-	3,026	3,026
Accounts receivable, net	445,141	160,777	306,786
Inventories, net	2,616,716	2,005,263	880,452
Prepaid expenses and other current assets	129,234	109,041	108,540
Total current assets	3,730,471	3,623,907	1,567,802

Other assets – loan costs	-	54,817	193,707
Construction in Progress	59,106	-	-
Property, plant and equipment, net	2,795,355	3,395,391	3,845,103
Total assets	6,584,932	7,074,115	5,606,612

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,638,832	2,494,168	2,048,812
Deferred revenue	2,137,517	985,755	45,000
Deferred employee stock bonus plan	168,900	-	-
Notes payable to related parties	69,894	67,839	20,953
Short-term debt - Korpodeko	-	182,000	364,000
Short-term debt - promissory note	-	100,000	100,000
Total current liabilities	5,015,143	3,829,762	2,578,765

Deferred revenue - license fees	4,753,797	3,672,200	-
Minority interest in subsidiaries	(2,064)	5,345	83,354
Deferred Compensation	22,210	22,210	-
Senior secured convertible 12% note, net of discount	-	1,504,863	1,364,591

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 5,362,716, 5,333,841 and 5,249,528 shares issued and outstanding at December 31, 2005, 2004 and 2003 respectively	5,363	5,334	5,250
Additional paid-in capital	4,224,964	4,250,509	4,144,207
Retained earnings	(4,877,590)	(3,580,844)	77,897
Treasury stock, 346,561 shares at cost as of December 31, 2005 and 361,380 shares at cost as of December 31, 2004 and 2003	(1,832,864)	(1,911,237)	(1,911,237)
Notes receivable from former Chairman and CEO and other related party	(724,027)	(724,027)	(736,215)
Total stockholders' equity	(3,204,154)	(1,960,265)	1,579,902

Total liabilities and stockholders’ equity	$6,584,932	$7,074,115	$5,606,612

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

See accompanying notes to consolidated financial statements

Index

BioSpecifics Technologies Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Shares	Amount	Additional Paid in Capital	Retained Earnings
Balances - December 31, 2002	4,939,216	$4,939	$3,834,677	$3,277,440
Foreign currency translation	-	-	-	-
Consultant option grants	15,000	15	14,985	-
Bio Partners loan/discount	295,312	296	280,545	-
Issuance of warrants, options	-	-	14,000	-
Proceeds from former Chairman and CEO	-	-	-	-
Net loss	-	-	-	(3,199,543)
Balances - December 31, 2003	5,249,528	$5,250	$4,144,207	$77,897
Shares for services	18,888	19	40,941	-
Exercise of options	65,425	65	65,360	-
Proceeds from former Chairman and CEO	-	-	-	-
Net loss	-	-	-	(3,658,741)
Balances - December 31, 2004	5,333,841	$5,334	$4,250,508	$(3,580,844)
Shares for services	15,000	15	16,110	-
Exercise of options	13,875	14	13,749	-
Proceeds from former Chairman and CEO	-	-	-	-
Issue of treasury shares	-	-	(55,404)	-
Net loss	-	-	-	(1,296,746)
Balances - December 31, 2005	5,362,716	$5,363	$4,224,963	$(4,877,590)

				Shareholder
	Treasury	Due from	Currency	Equity	Comprehensive
	Stock	Chairman	Translation	Total	Income (loss)

Balances - December 31, 2002	(1,911,237)	(1,130,308)	8,988	4,084,498	--
Foreign currency translation	--	--	(8,988)	(8,988)	(8,988)
Consultant option grants	--	--	--	15,000	--
Bio Partners loan/discount	--	--	--	280,841	--
Issuance of warrants, options	--	--	--	14,000	--
Proceeds from former Chairman and CEO	--	394,093	--	394,094	--
Net loss	--	--	--	(3,199,543)	(3,199,543)
Balances - December 31, 2003	(1,911,237)	$(736,215)	$-	$1,579,902	$(3,208,531)
Shares for services	-	-	-	40,960	-
Exercise of options	-	-	-	65,425	-
Proceeds from former Chairman and CEO	-	12,188	-	12,189	-
Net loss	-	-	-	(3,658,741)	(3,658,741)
Balances - December 31, 2004	(1,911,237)	$(724,027)	$-	$(1,960,265)	$(6,867,272)
Shares for services	-	-	-	16,125	-
Exercise of options	-	-	-	13,763	-
Proceeds from former Chairman and CEO	-	-	-	--	-
Issue of treasury shares	78,373	-	-	22,969	-
Net loss	-	-	-	(1,296,746)	(1,296,746)
Balances - December 31, 2005	(1,832,864)	$(724,027)	$-	$(3,204,154)	$(8,164,018)

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

Index

BioSpecifics Technologies Corp. and Subsidiaries
Restated Consolidated Balance Sheets

	Twelve Months Ended
	December 31, 2003
	As Previously Reported	Adjustment		As Restated
Assets
Current assets:
Cash and cash equivalents	$268,998	$-		$268,998
Marketable securities	3,026	-		3,026
Accounts receivable, net	306,786	-		306,786
Inventories, net	880,452	-		880,452
Prepaid expenses and other current assets	47,151	61,389	(1)	108,540
Total current assets	1,506,413	61,389		1,567,802

Other assets - loan costs	203,457	(9,750)	(2)	193,707
Property, plant and equipment, net	3,845,102	1	(3)	3,845,103
Total assets	$5,554,972	$51,640		$5,606,612

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,806,850	$241,963	(4)	$2,048,813
Notes payable to related parties	15,010	5,943	(5)	20,953
Deferred revenue	45,000	-		45,000
Short-term debt – Korpodeko	364,000	-		364,000
Short-term debt - promissory note	100,000	-		100,000
Total current liabilities	2,330,860	247,906		2,578,766

Minority interest in subsidiaries	89,728	(6,374)	(6)	83,354
Senior secured convertible 12% note, net of discount	1,364,591	-		1,364,591

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares
authorized; none outstanding	-	-		-
Common stock, $.001 par value; 10,000,000 shares
authorized; 5,249,528 shares issued as of December 31, 2003 5,249		1	(7)	5,250
Additional paid-in capital	4,144,207	-		4,144,207
Retained earnings	180,949	(103,052)	(8)	77,897
Accumulated other comprehensive income	-	-		-
Treasury stock, 361,380 shares at cost	(1,911,237)	-		(1,911,237)
Notes receivable from former Chairman and CEO and other related party	(649,375)	(86,841)	(9)	(736,215)
Total stockholders' equity	1,769,793	(189,891)		1,579,901

Total liabilities and stockholders’ equity	$5,554,972	$51,640		$5,606,612

See accompanying notes to consolidated financial statements

(1) Correction to prepaid insurance of $31,079 and prepaid payroll of $30,310 previously expensed.
(2) Correction to Bio Partners, a private investor group, loan amortization of $9,750.

Index

(3) Rounding correction of property, plant and equipment, net.
(4) Increase in rent accrual for Lynbrook, NY facility of $206,963 for 2003 and prior periods and payroll tax liability for our Curacao employees of $35,000 resulting in total additional expense of $241,963.

(5) Increase in interest expense owed to a related party and a former director of $5,943
(6) Change due to restated financial statements based on ownership percentage held by minority shareholders.
(7) Correction of rounding error for outstanding shares.
(8) Correction to retained earnings based on restatement and prior period adjustments affecting the consolidated statement of operations.
(9) Correction of related party loan payment received from former Chairman and CEO, misapplied to principal instead of interest due.

Index

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

See accompanying notes to consolidated financial statements

(1) Cost of sales decrease is related to a reduction in insurance expense of $19,007 and payroll costs of $30,310 partially offset by increases in payroll tax expense of $35,000 for our Curacao employees and rent expense of $8,382 resulting in a total reduction of $5,935.

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

Index

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

See accompanying notes to consolidated financial statements

Index

(1) Net loss decreased due to changes reflected in the restated consolidated statement of operations above.
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
(7) Deferred loan costs, net change due to a decrease in loan amortization of $9,750 of Bio Partners, a private investor group.

Index

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

Index

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

Index

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

Stock Based Compensation.

The Company has three stock-based employee compensation plans in effect which are described more fully in Note 13. We account for our plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB Opinion No. 25) and related Interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we  recognize compensation expense in our consolidated statements of operations with respect to the modification of certain employee stock option awards. In 2005 and 2004, we recognized approximately  $60,000 and $13,000, respectively, in stock-based compensation expense related to modification of certain employee stock option awards, compared to none in 2003. The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 128”) to our stock-based employee compensation plans.

Index

	December 31, 2005	December 31, 2004	December 31, 2003
Year Ended
Net loss as reported	$(1,296,746)	$(3,658,741)	$(3,199,543)
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards, net effect of minority interest	(105,587)	(236,573)	(221,361)
Pro forma net loss	$(1,402,333)	$(3,895,314)	$(3,420,904)
Basic and diluted net loss per share:

As reported
Basic and diluted	$(0.26)	$(0.75)	$(0.68)

Pro forma
Basic and diluted	$(0.28)	$(0.79)	$(0.72)

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

Index

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

Index

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made by us in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

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

4. NET LOSS PER SHARE

o In accordance with FASB Statement No. 128, “Earnings Per Share,” basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock, using the treasury stock method. For all periods

Index

presented, we incurred a net loss, and as such, we did not include the effect of outstanding stock options and outstanding restricted stock, or in the diluted net loss per share calculations, as their effect would be anti-dilutive.

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

Index

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

Index

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

Index

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

Index

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

Index

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

o In January 1998, WSC and the Company entered into a triple net lease agreement that provides for an annual rent starting at $125,000, which can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region. The lease term was 7 years and expired on January 31, 2005. The Company paid and accrued approximately $204,000, $199,000 and $214,000 representing rent, real estate taxes and insurance to WSC in 2005, 2004 and 2003, respectively. Without Board approval, the lease was renewed (a related party transaction) in July 2005 for an additional 5 years, expiring on June 30, 2010. The extension of the lease may thus not be valid. The annual base rent, exclusive of taxes and related insurance, will be $150,000 ($10 per square foot) per annum commencing in February 2006. Our rent can increase annually by the amount of the annual increase in the consumer price index for the greater New York metropolitan region.

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

Index

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

Index

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

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit Number	Description
23	Consent of Tabriztchi & Co. CPA, P.C.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 6, 2008

BIOSPECIFICS TECHNOLOGIES CORP.
By:	/s/ Thomas L. Wegman
Thomas L. Wegman President, Principal Executive Officer and Principal Financial Officer