Form 10-Q
period 2008-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2008-08-12
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	0-19879	11-3054851
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

35 Wilbur Street
Lynbrook, NY  11563
(Address of principal executive office, including zip code)

516.593.7000
(Issuer's telephone number, including area code)

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

Yes [   ]  No  [X]

Indicate the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

Class of Stock                                Outstanding July 29, 2008
Common Stock ($.001 par value)                                                                                                                              5,950,801

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”). We also owned two dormant companies, BioSpecifics of Curacao N.V. and Biota N.V., which were liquidated in January 2007.

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

PART I – FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Balance Sheets

	As of June 30,	Fiscal Year Ended December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,741,385	$68,564
Short-term investments(1)	-	975,000
Accounts receivable, net	102,180	108,809
Prepaid expenses and other current assets	101,946	73,158
Total current assets	4,945,511	1,225,531

Long-term investments(1)	1,020,427	-
Property, plant and equipment, net	17,133	35,680

Total assets	5,983,071	1,261,211

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	719,623	873,460
Accrued third-party development expenses	2,272,969	2,272,969
Accrued tax liability	453,553	453,553
Deferred revenue	1,345,125	1,437,116
Accrued tax and other accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	4,869,408	5,115,236

Long-term deferred revenue	2,501,062	2,881,633

Stockholders' deficit:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,082,068 shares and 5,480,768 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6,082	5,481
Additional paid-in capital	11,092,925	4,751,447
Accumulated deficit	(11,437,876)	(10,172,855)
Accumulated other comprehensive loss	(354,573)	-
Treasury stock, 131,267 shares at cost at June 30, 2008 and December 31, 2007	(693,957)	(693,957)
Notes receivable from former CEO and Chairman and other related party	-	(625,774)
Total stockholders' deficit	(1,387,399)	(6,735,658)

Total liabilities and stockholders’ deficit	$5,983,071	$1,261,211

(1) As discussed in note 2 to the consolidated financial statements, we have classified all of our auction rates securities held as of June 30,
2008 as long-term investments as our ability to liquidate such securities in the next 12 months is uncertain. We had classified all of our auction rate securities held as of December 31, 2007 as short-term investments.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Net sales	$4,046	$10,832	$16,799	$11,932
Royalties	2,028	-	2,028	-
Licensing fees	266,282	289,279	532,563	578,558
Consulting fees	162,000	70,000	284,185	140,000
Total Revenues	434,356	370,111	835,575	730,490

Costs and expenses:
General and administrative	1,173,316	812,947	1,973,772	1,910,414
Research and development	94,432	72,060	188,703	458,419
Total Cost and Expenses	1,267,748	885,007	2,162,475	2,368,833

Operating loss from continuing operations	(833,392)	(514,896)	(1,326,900)	(1,638,343)

Other income (expense):
Interest income	27,528	36,894	57,803	78,143
Interest expense	-	-	(451)	-
Other income	4,527	-	4,527	-
	32,055	36,894	61,879	78,143
Loss from continuing operations before benefit (expense) for income tax	(801,337)	(478,002)	(1,265,021)	(1,560,200)
Income tax benefit (expense)	-	-	-	(3,600)

Net loss from continuing operations	$(801,337)	$(478,002)	$(1,265,021)	$(1,563,800)

Basic and diluted net loss per share	$(0.14)	$(0.09)	$(0.22)	$(0.30)

Shares used in computation of basic and diluted net loss per share	5,796,764	5,275,337	5,715,825	5,255,354

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30
Cash flows from operating activities:	2008	2007
Net loss	$(1,265,021)	$(1,563,800)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Gain on disposal of fixed asset	(4,527)	-
Depreciation and amortization	16,074	16,072
Stock-based compensation expense	737,791	248,144
Changes in operating assets and liabilities:
Accounts receivable	6,629	(235)
Prepaid expenses and other current assets	(28,788)	(75,448)
Accounts payable and accrued expenses	(153,837)	194,556
Deferred revenue	(472,562)	(318,558)

Net cash used in operating activities from continuing operations	(1,164,241)	(1,499,269)
Net cash used in discontinued operations	-	(321,037)

Cash flows from investing activities:
Maturities of marketable investments	350,000	-
Purchases of long-term investments	(750,000)	-
Proceeds from sale of fixed asset	7,000	-

Net cash used in investing activities	(393,000)	-

Cash flows from financing activities:
Proceeds from issuance of capital stock	4,882,679	-
Proceeds from stock option exercises	230,825	77,374
Proceeds from pay-off of notes receivable from former CEO and Chairman	1,116,558	-

Net cash provided by financing activities from continuing operations	6,230,062	77,374

Increase in cash and cash equivalents	4,672,821	(1,742,932)
Cash and cash equivalents at beginning of year	68,564	4,367,178

Cash and cash equivalents at end of period	$4,741,385	$2,624,246

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$451	-
Taxes	-	$3,600

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

June 30, 2008
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  In June 2008, Auxilium announced positive top-line efficacy and safety results from the CORD I and CORD II phase III clinical trials for XIAFLEX TM in the treatment of Dupuytren's contracture. In addition, Auxilium announced it intends to submit a Biologics License Application (“BLA”) for XIAFLEX in Dupuytren's contracture in early 2009.

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

The information included in this Report should be read in conjunction with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the SEC on May 15, 2008 and our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on May 2, 2008.

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiaries, ABC-NY, BioSpecifics of Curacao N.V. and Biota N.V. and its wholly-owned subsidiary, which were both liquidated in January 2007. Due to the sale of ABC-Curacao in March 2006 to DFB all accounts of this former subsidiary and certain operations of ABC-NY are classified as discontinued operations in the 2007 periods presented.

Management Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management’s estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short and Long-term Investments

Cash, cash equivalents and short and long-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short and long-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper.

Fair Value Measurements

SFAS 157 requires expanded disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. We adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on our consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
•	Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3

Cash and cash equivalents	$4,741,385	-	-

Auction rate securities	-	-	$1,020,427

Auction Rate Securities. Long-term investments consist of taxable auction rate securities, or ARS, with original maturities ranging up to 40 years. ARS have interest reset dates of 28 or 35 days. The reset date is the date in which the underlying interest rate is revised based on a Dutch auction and the underlying security may be sold. The Company classifies ARS as available for sale under SFAS No. 115. Dutch auctions have historically provided a liquid market for the type of ARS owned by the Company. However, with liquidity issues experienced in global credit and capital markets, all ARS held by the Company as of June 30, 2008 experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified our auction rate securities held as of June 30, 2008 as long-term investments in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The cost value of these securities held as of June 30, 2008 amounts to approximately $1.4 million with a current market value of approximately $1.0 million. We recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008 related to these auction rate securities, respectively. The Company will continue to assess its long-term investments if uncertainties in the credit and capital markets continue.

Revenue Recognition

We recognize revenues resulting from product sales, royalties, from licensing and use of our technology, and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third-party development cost estimates. These revisions could result in an incremental increase in research and development costs. Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third-party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.  For the three and six month periods ended June 30, 2008, there has been no change to the estimated amount owed and is still currently under review

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

	Quarter Ended June 30, 2008	Year Ended December 31, 2007
Stock Option Plans
Expected life, in years	5.0	5.0
Risk free interest rate	3.7%	5.0%
Volatility	80%	106%
Dividend yield	—	—

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

Stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Research and development	$4,979	$1,660	$9,957	$4,240
General and administrative	574,234	107,937	727,834	243,904
Total stock-based compensation expense	$579,213	$109,597	$737,791	$248,144

Stock Option Activity

A summary of our stock option and warrant activity during the six months ended June 30, 2008 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2007	1,409,700	$1.86
Granted	155,000	$14.19
Forfeited	-	-
Exercised	(201,300)	$1.15
Expired	(1,500)	$4.38
Outstanding as of June 30, 2008	1,361,900	$3.37

Exercisable as of June 30, 2008	1,125,025	$2.35

The weighted-average grant-date fair value for options granted during the six months ended June 30, 2008 was $14.19 per share and $4.30 per share in the corresponding six month period of 2007. During the six months ended June 30, 2008 and 2007, $230,825 and $77,374 were received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2008 was approximately $18.3 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $16.25 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of June 30, 2008 was approximately $1.1 million which we expect to recognize over a weighted-average period of 1.5 years.

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

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Company’s fiscal year 2009. The adoption of this EITF did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company is required to adopt SFAS No. 161 beginning in fiscal year 2009. We do not expect the adoption of this FAS statement to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash

(including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We do not expect the adoption of this FAS statement to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We do not expect the adoption of this EITF to have a material effect on our consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We do not expect the adoption of this EITF to have a material effect on our consolidated financial statements.

3. NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the if converted method. For the three and six months ended June 30, 2008 and 2007, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options or warrants in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	1,260,813	1,266,967	1,248,372	1,235,384
Warrants	-	10,000	-	10,000
Total	1,260,813	1,276,967	1,248,372	1,245,384

4. TOTAL COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss.  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$801,337	$478,002	$1,265,021	$1,563,800
Other comprehensive loss:
Change in unrealized losses on marketable securities	142,184	-	354,572	-
Total Comprehensive Loss	$943,521	$478,002	$1,619,593	$1,563,800

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
Trade accounts payable and accrued expenses	$556,193	$686,742
Accrued legal and other professional fees	38,773	98,438
Accrued payroll and related costs	124,657	88,280

Total	$719,623	$873,460

6. INCOME TAXES

We recorded minimum income tax provisions for the three and six month periods ended June 30, 2008 and 2007 of zero and $3,600, respectively

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

8. SUBSEQUENT EVENTS

On June 24, 2008, the Company announced that the date of its 2008 Annual Meeting of Stockholders will be September 9, 2008 in New York City, New York.

On July 29, 2008, DPT Lakewood, an affiliate of DFB, and the subtenant under a sublease agreement with ABC-NY, dated as of March 3, 2006, as amended on January 11, 2007 and March 19, 2008, gave notice that it would terminate its sublease with ABC-NY on October 31, 2008 in accordance with the terms of the sublease.  The sublease is for a portion of our facility in Lynbrook, New York, which is described under “Item 2—Description of Property” on our Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on May 2, 2008.

On August 5, 2008, the Company entered into an Executive Employment Agreement with Thomas Wegman.  Under the Agreement, Mr. Wegman will serve as the President and Principal Executive Officer of the Company for a two year period commencing on August 5, 2008.  Upon the expiration of the initial two year term, the Agreement will run for successive one year terms until terminated by the Company or Mr. Wegman at the end of the then current term upon 90 days prior notice of the termination to the other party. Mr. Wegman will earn a base compensation equal to $250,000 per year and will receive an automobile allowance of $350 per month, plus reimbursement of expenses incurred on the Company’s behalf.  Mr. Wegman will also be eligible to receive stock options, restricted stock or other equity awards at the discretion of the Board or the Compensation Committee.  The agreement was filed as an exhibit to a Form 8-K on August 8, 2008.

Item 2: Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

Overview

We are a biopharmaceutical company that has been involved in the development of injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEX TM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s disease, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including cellulite and lipomas.  In June 2008, Auxilium announced positive top-line efficacy and safety results from the CORD I and CORD II phase III clinical trials for XIAFLEX TM in the treatment of Dupuytren's contracture. In addition, Auxilium announced it intends to submit a Biologics License Application (“BLA”) for XIAFLEX in Dupuytren's contracture in early 2009.

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

Based on our current business model, we expect to have adequate cash reserves until the third quarter of 2009 depending on the amount actually owed to Auxilium, as discussed in Item 1A, “Risk Factors”, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of June 30, 2008, we had an accumulated deficit from continuing operations of $11,437,876.

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

As of June 30, 2008, we held $1.4 million of taxable auction rate securities, or ARS, which are classified as long-term investments with a current market value of approximately $1.0 million. We recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008 related to these auction rate securities, respectively. The Dutch auctions have in the past provided a liquid market for these types of securities. With the liquidity issues experienced in global credit and capital markets, auctions of all the ARS we hold experienced failed auctions, beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. If the uncertainties in the credit and capital market continue, these markets deteriorate further or there are ratings downgrades on any of the ARS we hold, we may be required to adjust the value of these investments through an impairment charge to earnings, if the fair value of these securities has declined to below their cost and such decline is assessed to be “other than temporary” under SFAS No. 115. Further, we may not be able to liquidate these investments until successful auctions occur, a buyer outside the auction process is found, the issuer calls these debt securities, or the securities mature.

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2007 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2007 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in the Company’s Form 10-KSB filed with the SEC on May 2, 2008 and our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Receivables and Deferred Revenue. Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,000,000 in payments from DFB. The consulting obligations generally expire during March 2011. As of June 30, 2008 the remaining accounts receivable balance due was $400,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $400,000.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third-party development cost estimates. These revisions could result in an incremental increase in research and development costs. For example, Amendment No.1 to the Development and License Agreement, dated May 5, 2006 provides that Auxilium and BioSpecifics will share equally in third-party costs for the development of the lyophilization of the injection formulation. On April 11, 2008, we received an invoice for approximately $2.3 million from Auxilium, which represents an amount that Auxilium believes is owed by us through year end 2007 under this provision. We have not had adequate time to verify the accuracy or validity of the charges and have informed Auxilium that we cannot pay the invoice until we have done so.  Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.  For the three and six month periods ended June 30, 2008, there has been no change to the estimated amount owed and is still currently under review.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended June 30, 2008 and 2007 product revenues were $4,046 and $10,832, respectively. This decrease of $6,786 or 63% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement. Royalty revenues recognized under our agreement with DFB for the three months ended June 30, 2008 were $2,028 and zero in the comparable period of 2007. This increase for the 2008 was due to certain foreign sales levels achieved and reported to us in the second quarter of 2008 by DFB in connection with the sale of topical collagenase.

Licensing Revenues

For the three months ended June 30, 2008 and 2007, we recognized licensing revenue of $266,282 and $289,279, respectively.  This decrease of $22,997 or 8% was primarily related to the extension of the development timeline for a certain indication for injectable collagenase under the Auxilium Agreement. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended June 30, 2008 and 2007 consulting revenues were $162,000 and $70,000, respectively. This increase of $92,000 or 131% was primarily due to the recognition of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $94,432 and $72,060 respectively, for the three months ended June 30, 2008 and 2007. This increase of $22,372 or 31% in research and development expenses was primarily due to certain external study development costs.

General and Administrative Expenses

General and administrative expenses were $1,173,316 and $812,947 for the three months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses of $360,369 or 44% was primarily due to stock-based compensation expense partially offset by lower administrative personnel costs.

Other Income (expense), net

Other income, net, was $32,055 and $36,894 for the three months ended June 30, 2008 and 2007, respectively. The decrease in other income, net of $4,839 or 13% during the second quarter of 2008 as compared to the 2007 period was primarily due to a lower return on invested balances during the 2008 period, partially offset by a gain from proceeds received from the sale of a company owned vehicle.

Income Taxes

The expense for income taxes for the three month periods ended June 30, 2008 and 2007 was zero.

SIX-MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. From continuing operations, we had a small amount of revenue from the sale of collagenase for laboratory use.  For the six months ended June 30, 2008 and 2007 product revenues were $16,799 and $11,932, respectively. This increase of $4,867 or 41% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement. Royalty revenues recognized under our agreement with DFB for the six months ended June 30, 2008 were $2,028 and zero in the comparable period of 2007. This increase for the 2008 was due to certain foreign sales levels achieved and reported to us in the second quarter of 2008 by DFB in connection with the sale of topical collagenase.

Licensing Revenues

For the six months ended June 30, 2008 and 2007, we recognized licensing revenue of $532,563 and $578,558, respectively.  This decrease of $45,995 or 8% was primarily related to the extension of the development timeline for a certain indication for injectable collagenase under the Auxilium Agreement. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the six months ended June 30, 2008 and 2007 consulting revenues were $284,185 and $140,000, respectively. This increase of $144,185 or 103% was primarily due to the recognition of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $188,703 and $458,419 respectively, for the six months ended June 30, 2008 and 2007. This decrease of $269,716 or 59% in research and development expenses was primarily due to lower third-party development costs partially offset by certain external study development costs.

General and Administrative Expenses

General and administrative expenses were $1,973,772 and $1,910,414 for the six months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses of $63,358 or 3% was primarily due to stock-based compensation expense partially offset by lower administrative personnel costs and legal fees.

Other Income (expense), net

Other income, net, was $61,879 and $78,143 for the six months ended June 30, 2008 and 2007, respectively. The decrease in other income, net of $16,264 or 21% during the six month period of 2008 as compared to the 2007 period was primarily due to a lower return on the invested balances during the 2008 period, partially offset by a gain from proceeds received from the sale of a company owned vehicle.

Income Taxes

The expense for income taxes for the six month periods ended June 30, 2008 and 2007 was zero and $3,600, respectively Income taxes for the six month period of 2007 primarily represents minimum payments of state franchise taxes.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues, royalties under agreements with third parties and sales of our common stock. At June 30, 2008 and December 31, 2007, we had cash and cash equivalents in the aggregate of $4,741,385 and $68,564, respectively.

Continuing Operations

Net cash used in operating activities for the six months ended June 30, 2008 was $1,164,241 as compared to net cash used in operating activities in the 2007 period of $1,499,269.  In the 2008 period, as compared to the 2007 period, the changes in net cash used in operating activities was primarily attributable to decreases in operational expenses, non-cash stock compensation expense, increases in accounts payable and accrued expenses, partially offset by deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2008 was $393,000 as compared to net cash used in investing activities in the 2007 period of zero. The increase in net cash used in investing activities for the 2008 period, reflect our investment in auction rate securities of $750,000 offset by maturities of investments of $350,000 and proceeds of $7,000 from the sale of a fixed asset.

Net cash provided by financing activities for the six months ended June 30, 2008 was $6,230,062 as compared to the 2007 period of $77,374. The increase in net cash provided by financing activities for the 2008 consisted of proceeds from the sale of our common stock of $4,882,679, repayment of an outstanding loan from our former Chairman and CEO of $1,116,558 and proceeds received from stock option exercises of $230,825. Net cash provided by financing activities in the 2007 period was from proceeds received from stock option exercises.

Discontinued Operations

Net cash used in operating activities from discontinued operations for the six months ended June 30, 2008 was zero as compared to $321,037 in the comparable period of 2007.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the six month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please see Item 1A, “Risk Factors,” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on May 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2008, the Company closed on the sale of 100,000 shares of its common stock in a private placement offering to a private investment fund at a purchase price of $13.00 per share, for aggregate proceeds to the Company of $1,300,000.00.  On June 9, 2008, the Company closed on another sale of 100,000 shares of its common stock in a private placement offering to various private investment funds at a purchase price of $15.00 per share, for aggregate proceeds to the Company of $1,500,000.00.  The shares in both transactions were offered and sold in reliance on Seciton 4(2) of the Act as private placements of securities exempt from the registration requirements of the Act.  The shares in both transactions were sold to financially sophisticated investors who had access to the sort of information which registration under the Act would disclose.  Additionally, no commissions were paid and no general solicitation was made to any person or entity in connection with the sale of the shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant toRule13a-14(a)/15d-14(a).*
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
_____________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP. (Registrant)

Date: August 11, 2008	/s/ Thomas L. Wegman Thomas L. Wegman President (Principal Executive and Financial Officer)