Form 10-Q
period 2009-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2009-05-12
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company [X]	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding April 23, 2009
Common Stock ($.001 par value)	6,014,801

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

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,741,213	$3,494,150
Short-term investments	-	900,000
Accounts receivable, net	66,834	6,952,781
Prepaid expenses and other current assets	68,824	67,709
Total current assets	10,876,871	11,414,640

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	1,875	2,297
Patent costs, net	186,066	164,424

Total assets	12,314,812	12,831,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	730,566	642,465
Deferred revenue	1,266,621	1,271,792
Accrued tax and other accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,075,325	1,992,395

Accrued third-party development expenses	2,803,616	2,758,595
Long-term deferred revenue	1,770,721	1,901,832

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,143,068 shares and 6,140,068 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	6,143	6,140
Additional paid-in capital	13,727,387	13,294,803
Accumulated deficit	(7,374,423)	(6,428,447)
Treasury stock, 131,267 shares at cost at March 31, 2009 and December 31, 2008	(693,957)	(693,957)
Total stockholders' equity	5,665,150	6,178,539

Total liabilities and stockholders’ equity	$12,314,812	$12,831,361

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Net sales	$7,191	$12,753
Licensing fees	266,281	266,281
Consulting fees	70,000	122,185
Total Revenues	343,472	401,219

Costs and expenses:
Research and development	115,871	94,271
General and administrative	1,166,971	800,456
Total Cost and Expenses	1,282,842	894,727

Operating loss	(939,370)	(493,508)

Other income (expense):
Interest income	2,857	30,275
Interest expense	-	(451)
Other, net	(9,463)	-
	(6,606)	29,824

Loss before benefit (expense) for income tax	(945,976)	(463,684)
Income tax benefit (expense)	-	-

Net loss	$(945,976)	$(463,684)

Basic and diluted net loss per share	$(0.16)	$(0.08)

Shares used in computation of basic and diluted net loss per share	6,008,834	5,633,177

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Cash flows from operating activities:	2009	2008
Net loss	$(945,976)	$(463,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,636	8,037
Stock-based compensation expense	429,587	158,579
Changes in operating assets and liabilities:
Accounts receivable	6,885,947	17,231
Prepaid expenses and other current assets	(1,115)	16,600
Accounts payable and accrued expenses	104,265	224,003
Deferred revenue	(136,281)	(136,281)
Net provided by (used in) operating activities	6,344,063	(175,515)

Cash flows from investing activities:
Maturities of marketable securities	900,000	-
Purchases of marketable securities	-	(750,000)
Net cash provided by (used in) investing activities	900,000	(750,000)

Cash flows from financing activities:
Proceeds from issuance of capital stock	-	2,093,650
Proceeds from stock option exercises	3,000	198,925
Proceeds from pay-off of notes receivable from former CEO and Chairman	-	1,116,558
Net cash provided by financing activities	3,000	3,409,133

Increase (decrease) in cash and cash equivalents	7,247,063	2,483,618
Cash and cash equivalents at beginning of year	3,494,150	68,564
Cash and cash equivalents at end of year	$10,741,213	$2,552,182

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$451
Taxes	$-	$-

Supplemental disclosures of non-cash transactions:

Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of March 31, 2009 we accrued $218,135 related to this issue of which $7,214 was amortized in the 2009 period and zero in the 2008 comparable period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

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

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, ABC-NY.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3
Cash and cash equivalents	10,741,213	-	-
Auction rate securities	-	-	-

Auction Rate Securities

As of March 31, 2009 we held no taxable auction rate securities, or ARS. As of December 31, 2008, we held $0.9 million of ARS, which were classified as short-term investments. In October 2008, the Company received notice from UBS of a solution that provided us the option to continue to hold our ARS or sell the securities back to UBS at par value plus any accrued interest. On October 24, 2008 we accepted UBS’s offer and instructed UBS that we would notify them if and when we want to exercise our rights and sell our ARS to UBS during the period January 2, 2009 through January 4, 2011. In early January 2009, we exercised our rights and instructed UBS to sell all our remaining ARS. On January 5, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

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

Royalty/Earn-Out Revenue

We recognize royalties under the earn-out provision of the Asset Purchase Agreement with DFB. We have the right to receive earn out payments in the future based on sales of certain products. Generally, under this agreement we would receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product. Our right to receive earn out payments under our agreement with DFB will expire in 2013. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured.

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

On May 4, 2009, we received an updated invoice from Auxilium for approximately $2.8 million which represents an increase of approximately $45,000 in the total amount due that Auxilium believes is owed by us through March 31, 2009 under this provision. The increase in the first quarter was primarily due to patent and related legal fees. Based upon the updated invoice, we recorded an additional liability of $45,000 for reimbursable third party patent expenditures.

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

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. No stock options were granted during the first quarter of 2009.

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

Stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended
	March 31,
	2009	2008
Research and development	$13,916	$4,979
General and administrative	415,671	153,600
Total stock-based compensation expense	$429,587	$158,579

Stock Option Activity

A summary of our stock option and warrant activity during the nine months ended March 31, 2009 is presented below:

	Total Number	Weighted-Average
Option	of Shares	Exercise Price
Outstanding as of December 31, 2008	1,477,100	$4.82
Granted	-	-
Forfeited	-	-
Exercised	(3,000)	$1.00
Expired	-	-
Outstanding as of March 31, 2009	1,474,100	$4.83

Exercisable as of March 31, 2009	1,262,850	$3.61

The Company approved an award of options to purchase 50,000 shares of the Company common stock to the Company’s President, in 2008 The vesting of this grant is contingent upon obtaining certain corporate milestones. As of March 31, 2009, the contingent grant milestone was not achieved and no employee stock-based compensation cost was recognized. The total number of outstanding options as of March 31, 2009 was 1,474,100.

No options were granted during the three months ended March 31, 2009. The weighted-average grant-date fair value for options granted during the three months ended March 31, 2008 was $13.24 per share. During the three months ended March 31, 2009 and 2008, zero and $198,925 were received from stock options exercised by employees, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2009 was approximately $21.0 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $20.5 on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of March 31, 2009 was approximately $0.9 million which we expect to recognize over a weighted-average period of 1.8 years.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of this FSP did not have a material effect on our consolidated financial statements.

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

3. NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, and warrants using the converted method. For the three ended March 31, 2009 and 2008, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Stock options	1,006,547	938,989

Total	1,006,547	938,989

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(945,976)	$(463,683)
Other comprehensive income:
Change in unrealized loss on marketable securities	-	(212,388)
Total Comprehensive loss	$(945,976)	$(676,071)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2009	2008
Trade accounts payable and accrued expenses	$534,195	$409,433
Accrued legal and other professional fees	50,110	117,837
Accrued payroll and related costs	146,261	115,195

Total	$730,566	$642,465

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 5 to 13 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2009, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under our agreement and are creditable against future royalty revenues. Patent costs consisted of:

	March 31,	December 31,
	2009	2008
Patents	$186,065	$164,424

The amortization expense for patents was $7,214, for the three months ended March 31, 2009 and zero for the 2008 period. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2010	$30,000
2011	30,000
2012	28,000
2013	26,000
2014	26,000

7. INCOME TAXES

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

8. RELATED PARTY TRANSACTIONS

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

9. SUBSEQUENT EVENTS

On April 28, 2009, Auxilium announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing and granted priority review status to its Biologics License Application for XIAFLEX. Under the Prescription Drug User Fee Act (PDUFA), the FDA is expected to take action on the application by August 28, 2009.

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

Based on our current business model, we expect to have adequate cash reserves until at least the first half of 2012 depending on the amount actually owed to Auxilium, as discussed in Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K for the year ended December 31, 2008. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of March 31, 2009 we had an accumulated deficit from continuing operations of $7,374,423.

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

As of March 31, 2009 we held no taxable auction rate securities, or ARS. As of December 31, 2008, we held $0.9 million of ARS, which were classified as short-term investments. In October 2008, the Company received notice from UBS of a solution that provided us the option to continue to hold our ARS or sell the securities back to UBS at par value plus any accrued interest. On October 24, 2008 we accepted UBS’s offer and instructed UBS that we would notify them if and when we want to exercise our rights and sell our ARS to UBS during the period January 2, 2009 through January 4, 2011. In early January 2009, we exercised our rights and instructed UBS to sell all our remaining ARS. On January 6, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2008 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the SEC on March 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Royalty/Earn-Out Revenue. We recognize royalties under the earn-out provision of the Asset Purchase Agreement with DFB BioTech, Inc. (“DFB”). We have the right to receive earn out payments in the future based on sales of certain products. Generally, under this agreement we would receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product. Our right to receive earn out payments under our agreement with DFB will expire in 2013. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured.

Consulting and Technical Assistance Services. We recognize revenues from a consulting and technical assistance contracts primarily as a result of our agreements with DFB and Auxilium. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Inventory and Warranty Provisions. Inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory as of March 31, 2009 and December 31, 2008 was zero.

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

On May 4, 2009, we received an updated invoice from Auxilium for approximately $2.8 million which represents an increase of approximately $45,000 in the total amount due that Auxilium believes is owed by us through March 31, 2009 under this provision. The increase in the first quarter was primarily due to patent and related legal fees. Based upon the updated invoice, we recorded an additional liability of $45,000 for reimbursable third party patent expenditures.

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

Receivables and Deferred Revenue. Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,200,000 in payments from DFB. The consulting obligations generally expire during March 2011. As of March 31, 2009 the remaining accounts receivable balance due was $200,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $200,000.

Royalty Buy-Down. In August 2008, we signed an agreement to significantly improve the deal terms related to our future royalty obligations for Peyronie's disease by buying down our future royalty obligations with a one-time cash payment. We modified our agreement to lower future royalties payable on net sales of injectable collagenase, XIAFLEX, for Peyronie's disease. In addition, we agreed to pay certain development milestones, if achieved.

As of March 31, 2009, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie's disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED March 31, 2009 and 2008

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended March 31, 2009 and 2008 product revenues were $7,191 and $12,753, respectively. This decrease of $5,562 or 44% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement after certain net sales levels are achieved. Royalty revenues recognized under our agreement with DFB for the three months ended March 31, 2009 and 2008 were zero.

Licensing Revenues

For the three months ended March 31, 2009 and 2008, we recognized licensing revenue of $266,281 in each period. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement signed in October 2007 which terminated during the second quarter of 2008. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended March 31, 2009 and 2008 consulting revenues were $70,000 and $122,185, respectively. This decrease of $52,185 or 43% in was primarily due to the recognition in 2008 of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $115,871 and $94,271 respectively, for the three months ended March 31, 2009 and 2008. This increase of $21,600 or 23% in research and development expenses was primarily due to certain employee costs which were reimbursable under our agreement with DFB which expired in October 2008 partially offset by decreases in external study development costs.

General and Administrative Expenses

General and administrative expenses were $1,166,971 and $800,456 for the three months ended March 31, 2009 and 2008, respectively. The increase in general and administrative expenses of $366,515 or 46% was primarily due to higher stock-based compensation expense and outside consulting expense partially offset by lower legal fees.

Other Income (expense), net

Other expense, net, was $6,606 for the three months ended March 31, 2009 as compared to other income, net of $29,824 for the 2008 period. Components of other income, net, consist of investment income, a reduction in interest expense and other, net. Investment income for the three months ended March 31, 2009 was $2,857 as compared to $30,275 in the comparable period of 2008. This decrease of $27,418 or 91% was primarily due to lower interest rates and invested balances during the 2009 period. Interest expense for the three months ended March 31, 2009 was zero as compared to $451 in the 2008 period. Other expense, net for the three months ended March 31, 2009 was $9,463 as compared to zero in the 2008 period. The increase in other expense, net was primarily due to tax penalties in connection with our past delinquent federal tax returns.

Income Taxes

The expense for income taxes for the three months ended March 31, 2009 and 2008 was zero.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues, royalties under agreements with third parties and sales of our common stock. At March 31, 2009 and December 31, 2008, we had cash and cash equivalents in the aggregate of $10,741,213 and $3,494,150, respectively.

Continuing Operations

Net cash provided by operating activities for the three months ended March 31, 2009 was $6,344,063 as compared to net cash used in operating activities in the 2008 period of $175,515. In the 2009 period, as compared to the 2008 period, the changes in net cash provided by operating activities was primarily attributable to a the reduction in accounts receivable due to the receipt of a payment for a sublicense fee of $ 6.4 million and non-cash stock compensation expense partially offset by increased expenses during the period 2009 period.

Net cash provided by investing activities for the three months ended March 31, 2009 was $900,000 as compared to net cash used in investing activities in the 2008 period of $750,000. The change in net cash provided by investing activities for the 2009 period reflect redemption of our investment in marketable securities compared to cashed used in investing activities related to purchases of marketable securities in the 2008 period.

Net cash provided by financing activities for the three months ended March 31, 2009 was $3,000 as compared to the 2008 period of $3,409,133. The change in net cash provided by financing activities for the 2009 consisted of proceeds received from stock option exercises. Net cash provided by financing activities in the 2008 period consisted of proceeds from the sale of our common stock of $2,093,650, repayment of an outstanding loan from our former Chairman and CEO of $1,116,558 and proceeds received from stock option exercises of $198,925.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 12, 2009	/s/ Thomas L. Wegman
Thomas L. Wegman
President
(Principal Executive and Financial Officer)