Form 10-Q
period 2009-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2009-08-13
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding August 7, 2009
Common Stock ($.001 par value)	6,081,551

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

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Balance Sheets

	June 30,	December 31,

	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,324,499	$3,494,150
Short-term investments	499,379	900,000
Accounts receivable, net	874,673	6,952,781
Prepaid expenses and other current assets	135,263	67,709
Total current assets	10,833,814	11,414,640
Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	1,453	2,297
Patent costs, net	201,976	164,424
Total assets	12,287,243	12,831,361
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	505,501	642,465
Deferred revenue	1,174,785	1,271,792
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	1,758,424	1,992,395
Accrued third-party development expenses	2,842,262	2,758,595
Long-term deferred revenue	1,526,277	1,901,832
Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,168,518 shares and 6,140,068 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	6,169	6,140
Additional paid-in capital	14,310,300	13,294,803
Accumulated deficit	(7,462,232)	(6,428,447)
Treasury stock, 131,267 shares at cost at June 30, 2009 and December 31, 2008	(693,957)	(693,957)
Total stockholders' equity	6,160,280	6,178,539
Total liabilities and stockholders’ equity	$12,287,243	$12,831,361

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Net sales	$9,914	$4,046	$17,105	$16,799
Royalties	375,400	2,028	375,400	2,028
Licensing fees	766,281	266,282	1,032,562	532,563
Consulting fees	70,000	162,000	140,000	284,185
Total Revenues	1,221,595	434,356	1,565,067	835,575
Costs and expenses:
Research and development	124,192	94,432	240,063	188,703
General and administrative	1,140,485	1,173,316	2,307,456	1,973,772
Total Cost and Expenses	1,264,677	1,267,748	2,547,519	2,162,475
Operating loss	(43,082)	(833,392)	(982,452)	(1,326,900)
Other income (expense):
Interest income	1,688	27,528	4,545	57,803
Interest expense	(39)	-	(39)	(451)
Other, net	-	4,527	(9,463)	4,527
	1,649	32,055	(4,957)	61,879
Loss before benefit (expense) for income tax	(41,433)	(801,337)	(987,409)	(1,265,021)
Income tax benefit (expense)	(46,376)	-	(46,376)	-
Net loss	$(87,809)	$(801,337)	$(1,033,785)	$(1,265,021)
Basic and diluted net loss per share	$(0.01)	$(0.14)	$(0.17)	$(0.22)
Shares used in computation of basic and diluted net loss per share	6,014,312	5,796,764	6,011,588	5,715,825

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
Cash flows from operating activities:	2009	2008
Net loss	$(1,033,785)	$(1,265,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed asset	-	(4,527)
Depreciation and amortization	16,312	16,074
Stock-based compensation expense	882,891	737,791
Changes in operating assets and liabilities:
Accounts receivable	6,078,109	6,629
Prepaid expenses and other current assets	(67,554)	(28,788)
Accounts payable and accrued expenses	(59,942)	(153,837)
Deferred revenue	(472,563)	(472,562)
Net provided by (used in) operating activities	5,343,468	(1,164,241)
Cash flows from investing activities:
Maturities of marketable securities	900,000	350,000
Purchases of marketable securities	(499,379)	(750,000)
Proceeds from sale of fixed asset	-	7,000
Net cash provided by (used in) investing activities	400,621	(393,000)
Cash flows from financing activities:
Proceeds from issuance of capital stock	-	4,882,679
Proceeds from stock option exercises	86,260	230,825
Proceeds from pay-off of notes receivable from former CEO and Chairman	-	1,116,558
Net cash provided by financing activities	86,260	6,230,062
Increase in cash and cash equivalents	5,830,349	4,672,821
Cash and cash equivalents at beginning of year	3,494,150	68,564
Cash and cash equivalents at end of year	$9,324,499	$4,741,385
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$451
Taxes	$361,228	$-

Supplemental disclosures of non-cash transactions:

Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of June 30, 2009 we accrued $242,301 related to this issue of which $40,325 was amortized in the 2009 period and zero in the 2008 comparable period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
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

On April 28, 2009, Auxilium announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing and granted priority review status to its Biologics License Application (“BLA”) for XIAFLEX. On June 18, 2009, Auxilium announced that the FDA Arthritis Advisory Committee will review XIAFLEX during an advisory committee hearing, tentatively scheduled to take place on September 16, 2009 and that the FDA has not updated the Prescription Drug User Fee Act date of August 28, 2009. On July 31, 2009 Auxilium announced that the FDA Arthritis Advisory Committee confirmed it will review XIAFLEX during an advisory committee hearing in Gaithersburg, MD on September 16, 2009. A notice announcing the meeting was published in the Federal Register on July 31, 2009.

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

The information included in this Report should be read in conjunction with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 12, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,324,499	-	-
U.S Treasuries	499,379	-	-

Auction Rate Securities

As of June 30, 2009 we held no taxable auction rate securities, or ARS. As of December 31, 2008, we held $0.9 million of ARS, which were classified as short-term investments. On January 5, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

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

On July 13, 2009, we received an updated invoice from Auxilium for approximately $37,000 increasing the total amount due that Auxilium believes is owed by us to approximately $2.84 million through June 30, 2009 under this provision. The increase in the second quarter was primarily due to patent and related legal fees. Based upon the updated invoice, we recorded an additional liability of $37,000 for reimbursable third party patent expenditures.

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

Research and Development Expenses

Our research and development (“R&D”) costs are expensed as incurred. R&D includes, but is not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D also consists of third-party costs, such as medical professional fees, contract manufacturing costs for material used in clinical trials, consulting fees and costs associated with clinical study R&D arrangements. We may fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine expected term, we use the simplified method in accordance with SEC Staff Accounting Bulletin 107. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The weighted-average assumptions used were as follows:

Six Months Ended
June 30,
2009
Stock Option Plans
Expected life, in years	5.0
Risk free interest rate	2.4%
Volatility	59%
Dividend yield	—

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

Stock-based compensation expense recognized under SFAS 123(R) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$29,728	$4,979	$43,644	$9,957
General and administrative	423,576	574,234	839,247	727,834
Total stock-based compensation expense	$453,304	$579,213	$882,891	$737,791

Stock Option Activity

A summary of our stock option and warrant activity during the six months ended June 30, 2009 is presented below:

	Total Number	Weighted-Average
Option	of Shares	Exercise Price
Outstanding as of December 31, 2008	1,477,100	$4.82
Granted	55,000	18.96
Forfeited	-	-
Exercised	(28,450)	$3.12
Expired	-	-
Outstanding as of June 30, 2009	1,503,650	$5.37
Exercisable as of June 30, 2009	1,282,400	$4.02

During the second quarter of 2009, the Company granted 40,000 stock options to its employees with a four year vesting period at an exercise price of $18.21 and 15,000 stock options to a director with a one year vesting period at an exercise price of $20.95. The total number of outstanding options as of June 30, 2009 was 1,503,650.

The weighted-average grant-date fair value for options granted during the six months ended June 30, 2009 and 2008 was $18.96 and $14.19 per share respectively. During the six months ended June 30, 2009 and 2008, $86,260 and $230,825 were received from stock options exercised by option holders, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2009 was approximately $25.4 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $23.83 on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of June 30, 2009 was approximately $1.5 million which we expect to recognize over a weighted-average period of 1.5 years.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are being amortized over the lesser of their estimated useful lives or the remaining life of the lease, which is approximately 1 year.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards No. 165, Subsequent Events (FAS 165), in the second quarter of 2009. FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

3. NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the converted method. For the three and six months ended June 30, 2009 and 2008, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	1,014,917	1,260,813	1,017,570	1,248,372

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$87,809	$801,337	$1,033,785	$1,265,021
Other comprehensive loss:
Change in unrealized losses on marketable securities	-	142,184	-	354,572
Total Comprehensive Loss	$87,809	$943,521	$1,033,785	$1,619,593

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
Trade accounts payable and accrued expenses	$329,837	$409,433
Accrued legal and other professional fees	46,385	117,837
Accrued payroll and related costs	129,279	115,195
Total	$505,501	$642,465

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 5 to 13 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2009, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under our agreement and are creditable against future royalty revenues. Net patent costs consisted of:

	June 30,	December 31,
	2009	2008
Patents	$201,976	$164,424

The amortization expense for patents was $15,469, for the six months ended June 30, 2009 and zero for the 2008 period. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2010	$31,000
2011	31,000
2012	29,000
2013	27,000
2014	27,000

7. INCOME TAXES

Deferred tax assets and liabilities are recognized based on the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions that meet “a more likely than not” threshold in accordance with FASB Interpretation No. 48, Accounting for Uncertain Tax Positions, which requires us to recognize the benefit of uncertain tax positions in our financial statements.

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

As previously reported, Advance Biofactures Corp. (“ABC”, and together, with the Company, the “Tenant”), a wholly owned subsidiary of the Company, and Wilbur St. Corp. (the “Landlord”), entered into a Commercial Lease Agreement on January 30, 1998 (the “Commercial Lease Agreement”), pursuant to which the Landlord leased to ABC the premises located at 35 Wilbur Street, Lynbrook, NY 11563 (the “Premises”) for a term of 7 years or until January 31, 2005 and for an annual rental price of $125,000.

As previously reported, the Tenant, without the approval of the board of directors of the Company, and the Landlord entered into an Extension and Modification Agreement on July 1, 2005 (the “Modification Agreement” and together with the Commercial Lease Agreement, the “Lease Agreement”), pursuant to which the term of the Commercial Lease Agreement was extended for an additional 5 years or until June 30, 2010 and the annual rental price for the Premises increased to $150,000.

In connection with the settlement of the previously reported dispute between the Tenant and the Landlord regarding payments of amounts due under the Modification Agreement, the parties entered into a Lease Modification Agreement dated June 22, 2009 and effective as of June 24, 2009 (the “LMA”). Pursuant to the LMA, the Tenant ratified the Lease Agreement, including the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rental price of the Premises to $135,000.

The foregoing description of the LMA does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on June 29, 2009.

9. SUBSEQUENT EVENTS

None

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

On April 28, 2009, Auxilium announced that the U.S. Food and Drug Administration (the “FDA”) has accepted for filing and granted priority review status to its Biologics License Application (“BLA”) for XIAFLEX. On June 18, 2009, Auxilium announced that the FDA Arthritis Advisory Committee will review XIAFLEX during an advisory committee hearing, tentatively scheduled to take place on September 16, 2009 and that the FDA has not updated the Prescription Drug User Fee Act date of August 28, 2009. On July 31, 2009 Auxilium announced that the FDA Arthritis Advisory Committee confirmed it will review XIAFLEX during an advisory committee hearing in Gaithersburg, MD on September 16, 2009. A notice announcing the meeting was published in the Federal Register on July 31, 2009.

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

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of June 30, 2009 we had an accumulated deficit from continuing operations of $7,462,232.

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

As of June 30, 2009 we held no taxable auction rate securities, or ARS. As of December 31, 2008, we held $0.9 million of ARS, which were classified as short-term investments. On January 6, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2008 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the SEC on March 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

Inventory and Warranty Provisions. Inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory as of June 30, 2009 and 2008 was zero.

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

On July 13, 2009, we received an updated invoice from Auxilium for approximately $37,000 increasing the total amount due that Auxilium believes is owed by us to approximately $2.84 million through June 30, 2009 under this provision. The increase in the second quarter was primarily due to patent and related legal fees. Based upon the updated invoice, we recorded an additional liability of $37,000 for reimbursable third party patent expenditures.

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

Receivables and Deferred Revenue. Under our agreement with DFB, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,200,000 in payments from DFB. The consulting obligations generally expire during March 2011. As of June 30, 2009 the remaining accounts receivable balance due was $200,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $200,000.

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

As of June 30, 2009, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie's disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED JUNE 30, 2009 and 2008

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended June 30, 2009 and 2008 product revenues were $9,914 and $4,046, respectively. This increase of $5,868 or 145% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement after certain net sales levels are achieved. Royalty revenues recognized under our agreement with DFB for the three months ended June 30, 2009 were $375,400 and $2,028 in the 2008 period. This increase is mainly related to the increase in net sales during the period reported to us by DFB.

Licensing and Milestone Revenues

For the three months ended June 30, 2009 and 2008, we recognized licensing and milestone revenue of $766,281 and $266,282, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. This increase of $500,000 was related to a milestone received and recognized in the second quarter under our agreement with Auxilium.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement signed in October 2007 which terminated during the second quarter of 2008. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the three months ended June 30, 2009 and 2008 consulting revenues were $70,000 and $162,000, respectively. This decrease of $92,000 or 57% in was primarily due to the recognition in 2008 of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $124,192 and $94,432 respectively, for the three months ended March 31, 2009 and 2008. This increase of $29,760 or 32% in research and development expenses was primarily due to certain employee costs which were reimbursable under our agreement with DFB which expired in October 2008 partially offset by decreases in external study development costs.

General and Administrative Expenses

General and administrative expenses were $1,140,485 and $1,173,316 for the three months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses of $32,831 or 3% was primarily due to lower stock-based compensation expense and legal fees partially offset by increases in outside consulting expense and certain facility costs which were reimbursable under our agreement with DFB which expired in October 2008.

Other Income (expense), net

Other income, net, was $1,649 for the three months ended June 30, 2009 as compared to other income, net of $32,055 for the 2008 period. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the three months ended June 30, 2009 was $1,688 as compared to $27,528 in the comparable period of 2008. This decrease of $25,840 or 94% was primarily due to lower interest rates and invested balances during the 2009 period. Interest expense for the three months ended June 30, 2009 was minimal in both periods. Other expense, net for the three months ended June 30, 2009 was zero as compared to $4,527 in the 2008 period. The decrease in other expense, net was primarily due to the sale of a company owned vehicle in the 2008 period.

Income Taxes

The expense for income taxes for the three months ended June 30, 2009 was $46,376 and zero in the comparable period of 2008. The increase was due to tax allowance reserve in connection with the recognition of a deferred tax asset arising from the exercise and sale of employee stock options during the second quarter of 2009.

SIX-MONTHS ENDED JUNE 30, 2009 and 2008

Revenues

Product Revenues, net

Product revenues include the sales of the API Enzyme recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the six months ended June 30, 2009 and 2008 product revenues were $17,105 and $16,799, respectively. This increase of $306 or 2% was primarily related to the amount of material required to perform testing by our customers.

Royalties

We received all of our royalty revenues from DFB under the earn out payment provision of the Asset Purchase Agreement after certain net sales levels are achieved. Royalty revenues recognized under our agreement with DFB for the six months ended June 30, 2009 were $375,400 and $2,028 in the 2008 period. This increase is mainly related to the increase in net sales during the period reported to us by DFB.

Licensing and Milestone Revenues

For the six months ended June 30, 2009 and 2008, we recognized licensing and milestone revenue of $1,032,562 and $532,563, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. This increase of $500,000 was related to a milestone received and recognized in the second quarter under our agreement with Auxilium.

Under current accounting guidance, nonrefundable upfront license fees for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the Asset Purchase Agreement and an Auxilium consulting agreement signed in October 2007 which terminated during the second quarter of 2008. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the Asset Purchase Agreement generally expire during March 2011. For the six months ended June 30, 2009 and 2008 consulting revenues were $140,000 and $284,185, respectively. This decrease of $144,185 or 51% in was primarily due to the recognition in 2008 of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Costs and Expenses

Research and Development Activities

Research and development expenses were $240,063 and $188,703 respectively, for the six months ended March 31, 2009 and 2008. This increase of $51,360 or 27% in research and development expenses was primarily due to certain employee costs which were reimbursable under our agreement with DFB which expired in October 2008 and stock-based compensation expense partially offset by decreases in external study development costs.

General and Administrative Expenses

General and administrative expenses were $2,307,456 and $1,973,772 for the six months ended June 30, 2009 and 2008, respectively. The increase in general and administrative expenses of $333,684 or 17% was primarily due to outside consulting services, stock-based compensation expense, certain facility costs which were reimbursable under our agreement with DFB which expired in October 2008, employee costs and patent related fees partially offset by a decrease in legal fees.

Other Income (expense), net

Other expense, net, was $4,957 for the six months ended June 30, 2009 as compared to other income, net of $61,879 for the 2008 period. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the six months ended June 30, 2009 was $4,545 as compared to $57,803 in the comparable period of 2008. This decrease of $53,258 was primarily due to lower interest rates and invested balances during the 2009 period. Interest expense for the six months ended June 30, 2009 was minimal in both periods. Other expense, net for the six months ended June 30, 2009 was $9,463 as compared to other income, net of $4,527 in the 2008 period. The change in other income and expense, net was primarily due to a penalty related to our delinquent tax filings from previous periods partially offset by the sale of a company owned vehicle in the 2008 period.

Income Taxes

The expense for income taxes for the six months ended June 30, 2009 was $46,376 and zero in the comparable period of 2008. The increase was due to tax allowance reserve in connection with the recognition of a deferred tax asset arising from the exercise and sale of employee stock options during the second quarter of 2009.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues, royalties under agreements with third parties and sales of our common stock. At June 30, 2009 and December 31, 2008, we had cash and cash equivalents in the aggregate of $9,324,499 and $3,494,150, respectively.

Continuing Operations

Net cash provided by operating activities for the six months ended June 30, 2009 was $5,343,468 as compared to net cash used in operating activities in the 2008 period of $1,164,241. In the 2009 period, as compared to the 2008 period, the changes in net cash provided by operating activities was primarily attributable to a the reduction in accounts receivable due to the receipt of a payment for a sublicense fee of $6.4 million and non-cash stock compensation expense partially offset by increased expenses during the period 2009 period.

Net cash provided by investing activities for the six months ended June 30, 2009 was $400,621 as compared to net cash used in investing activities in the 2008 period of $393,000. The change in net cash provided by investing activities for the 2009 period reflect redemption of our investment in marketable securities compared to cashed used in investing activities related to purchases of marketable securities in the 2008 period.

Net cash provided by financing activities for the six months ended June 30, 2009 was $86,260 as compared to the 2008 period of $6,230,062. The change in net cash provided by financing activities for the 2009 consisted of proceeds received from stock option exercises and excess tax benefits related to the sale by employees of certain stock options. Net cash provided by financing activities in the 2008 period consisted of proceeds from the sale of our common stock of $4,882,679, repayment of an outstanding loan from our former Chairman and CEO of $1,116,558 and proceeds received from stock option exercises of $230,825.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three and six month periods ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 17, 2009 at the offices of Bingham McCutchen LLP in New York, New York, in accordance with the Notice of Annual Meeting of Stockholders sent on or about April 30, 2009. The tables below present the voting results of the matters voted upon by our stockholders at the meeting:

Proposal 1: Election of Directors

At the meeting, each of the nominees listed below was elected to our Board of Directors to serve as director until the end of his or her respective term and received the number votes set forth after their respective names below.

Nominee*	Number of Shares
	For	Withheld
Thomas L. Wegman	5,480,342	158,335
Dr. Paul Gitman	3,955,424	1,683,253
Dr. Matthew Geller	5,463,026	175,651

_____________
* The Board is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. Each director holds office for the term for which elected and until his or her successor shall be elected and shall qualify and be subject to such director’s earlier death, resignation or removal. The term of office of the first class of directors, presently consisting of Thomas L. Wegman, Dr. Paul A. Gitman and Dr. Matthew Geller, is scheduled to expire at the annual meeting for the year 2012; the term of office of the second class of directors, presently consisting of Henry Morgan and Michael Schamroth is scheduled to expire on the date of the annual meeting for the year 2010; and the third class of directors, consisting of Toby Wegman and Dr. Mark Wegman is scheduled to expire at the 2011 Annual Meeting.

Proposal 2: Approval of Amended and Restated BioSpecifics Technologies Corp. 2001 Stock Option Plan

At the meeting, our stockholders ratified by the vote set forth below the approval of the Amended and Restated BioSpecifics Technologies Corp. 2001 Stock Option Plan to extend the term of the 2001 Plan from April 6, 2011 to April 23, 2019 and to authorize an additional 300,000 shares of our common stock for issuance under the 2001 Plan from 1,750,000 shares reserved for issuance under the Original 2001 Plan to 2,050,000.

Number of Shares
For	Against	Abstain
4,089,921	287,588	48,755

The number of shares of our common stock eligible to vote as of the record date of April 23, 2009 was 6,014,801 shares.

Item 5. Other Information

On June 15, 2009, Hapoalim Securities USA, Inc. initiated analyst coverage on the Company.

On June 17, 2009, as disclosed on our Form 8-K filed with the SEC on June 19, 2009 that upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved an increase in the base salary of the Company’s President, Thomas Wegman, from $250,000 to $300,000 per year, effective June 17, 2009.

On June 29, 2009, the Company announced that it was added to the Russell 3000 and Russell 2000 Indexes effective at the close of the U.S. markets on June 29, 2009. The Russell 3000 Index measures the performance of the largest 3000 U.S. companies representing approximately 98% of the investable U.S. equity market. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe. The Russell 2000 Index is a subset of the Russell 3000® Index representing approximately 8% of the total market capitalization of that index. It includes approximately 2,000 of the smallest securities based on a combination of their market cap and current index membership.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005, 2004 and 2003).
4	Amended and Restated BioSpecifics Technologies Corp. 2001 Stock Option Plan (and incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2009).
10	Lease Modification Agreement dated June 22, 2009 and effective June 24, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K filed with the SEC on June 29, 2009).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter (revised June 17, 2009)
99.2*	Compensation Committee Charter (revised June 17, 2009)
99.3*	Nominating and Corporate Governance Committee Charter (revised June 17, 2009)

_________
* filed herewith

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
 (Registrant)

Date: August 12, 2009	/s/ Thomas L. Wegman
Thomas L. Wegman
President
(Principal Executive and Financial Officer)