Form 10-K
period 2009-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2010-03-15
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

Commission File Number: 001-34236

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-3054851
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35 Wilbur Street, Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 516.593.7000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   [  ] Yes  [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $90,200,000.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of the registrant’s common stock as of March 2, 2010 is 6,351,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders scheduled to be held on June 17, 2010, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

ii

TABLE OF CONTENTS

Page

PART I	2

PART III	32
Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	32
Item 11. EXECUTIVE COMPENSATION.	32
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	32
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	33
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.	33

PART IV	33
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	33

i

Introductory Comments – Terminology

Throughout this annual report on Form 10-K (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEXTM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite.

FDA Approval for Dupuytren’s Contracture

Auxilium announced on February 2, 2010 that it received marketing approval from the United States Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord as further described in this Item 1 under the heading “Collagenase for Treatment of Dupuytren’s Contracture.” Auxilium plans to launch XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, in late March 2010. In its March 2010 presentation materials, Auxilium stated, “We believe there are at least 450,000 potential patients annually in [the] U.S. and EU for Dupuytren’s & Peyronie’s indications or > $1 Billion opportunity, based on market research and analysis.” Further, Auxilium stated in its Form 10-K filed with the SEC on February 26, 2010 its belief that “XIAFLEX has the potential to become a blockbuster.” Auxilium has also announced the list price to distributors of XIAFLEX. In a February 17, 2010 press release, Auxilium stated this list price will be $3,250 and that it anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX. As discussed in more detail below under the section titled “Licensing and Marketing Agreements,” we will be entitled to low double-digit royalties for net sales of XIAFLEX pursuant to our development and licensing agreement with Auxilium.

Research and Development of Injectable Collagenase for Multiple Indications

We entered into a development and license agreement with Auxilium on June 3, 2004, as amended on May 10, 2005 and December 15, 2005, respectively (the “Prior Auxilium Agreement”), pursuant to which we granted to Auxilium an exclusive worldwide license to develop, market and sell products containing our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie's disease and frozen shoulder, as well as an exclusive option to develop and license the technology for use in additional indications other than dermal formulations labeled for topical administration.

On December 11, 2008, the parties amended and restated, in its entirety, the Prior Auxilium Agreement (the “Auxilium Agreement”), which became effective on December 17, 2008 upon the execution and effectiveness of the Development, Commercialization and Supply Agreement, dated December 17, 2008 (the “Pfizer Agreement”) between Auxilium International Holdings, Inc., a wholly-owned subsidiary of Auxilium, and Pfizer, Inc. (“Pfizer”). Under the Pfizer Agreement, Pfizer will market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Europe and various other territories.

The Auxilium Agreement and other licensing agreements are discussed more fully in this Item 1, under the section titled “Licensing and Marketing Agreements.”

In its Form 10-K filed with the SEC on February 26, 2010, Auxilium stated that it plans “to prioritize our development of additional pipeline indications for XIAFLEX. We have previously taken a license for the development and commercialization of Frozen Shoulder syndrome, but other areas of interest could include cellulite and lipoma.” In the event that Auxilium does license XIAFLEX in other indications, we will be entitled to receive a certain percentage of sublicense income and milestone payments for such indications pursuant to the terms of the Auxilium Agreement.

Background on Collagenase

Collagenase is the only protease that can hydrolyze the triple helical region of collagen under physiological conditions. The specific substrate collagen comprises approximately one-third of the total protein in mammalian organisms, and it is the main constituent of skin, tendon, and cartilage, as well as the organic component of teeth and bone. The body relies on endogenous collagenase production to remove dead tissue and collagenase production is an essential biological mechanism, which regulates matrix remodeling and the normal turnover of tissue. The Clostridial collagenase produced by us has a broad specificity towards all types of collagen and is acknowledged as much more efficient than mammalian collagenases. Clostridial collagenase cleaves the collagen molecule at multiple sites along the triple helix whereas the mammalian collagenase is only able to cleave the molecule at a single site along the triple helix.

Collagenase is widely used for cell dispersion for tissue disassociation and cell culture because it does not damage the cell membrane. Since the main component of scar tissue is collagen, collagenase has been used in a variety of clinical investigations to remove scar tissue without surgery. Histological and biochemical studies have shown that the tissue responsible for the deformities associated with Dupuytren’s contracture and Peyronie’s disease is primarily composed of collagen. Surgical removal of scar tissue has the potential to result in complications including increased scar formation. Due to the highly specific nature of the Clostridial collagenase enzyme, we consider its use to be more desirable for the removal of unwanted tissue than the application of general proteolytic enzymes. Treatment with injectable collagenase for removal of excessive scar tissue represents a first in class non-invasive approach to this unmet medical need. The lead indications involving our injectable collagenase are Dupuytren’s contracture, Peyronie’s disease and frozen shoulder. New clinical indications involving the therapeutic application of Clostridial collagenase to supplement the body’s own natural enzymes are continuously being proposed to us by specialists in the medical community.

Collagenase for Treatment of Dupuytren’s Contracture

Dupuytren’s contracture is a deforming condition of the hand in which one or more fingers contract toward the palm, often resulting in physical disability. The onset of Dupuytren’s contracture is characterized by the formation of nodules in the palm that are composed primarily of collagen. As the disease progresses, the collagen nodules begin to form a cord causing the patient’s finger(s) to contract, making it impossible to open the hand fully. Patients often complain about the inability to wash their hands, wear gloves, or grasp some objects. Dupuytren’s contracture has a genetic basis and it is most prevalent in individuals of northern European ancestry. Well-known individuals with Dupuytren’s contracture include President Ronald Reagan, President George Bush, and Prime Minister Margaret Thatcher.

Prior to FDA approval of XIAFLEX, the only proven treatment for Dupuytren’s contracture was surgery. Recurrence rates after surgery can be as high as 30% the first two years after surgery and 55% within ten years of surgery. The post surgical recovery is often associated with significant pain, delayed return to work, and extended periods of postoperative physical therapy. Because many of the individuals with Dupuytren’s contracture are older than 60, there is considerable resistance from patients to undergo the surgical procedure, which also involves the risk of general anesthesia. In addition, hand surgeons note that surgery for Dupuytren’s contracture is tedious, lengthy and poorly reimbursed in the U.S. In a conference on February 8, 2007, Auxilium stated that the average cost of Dupuytren’s contracture surgery is $5,000 in the U.S. and $3,500 in Europe. Auxilium has reported that U.S. based hand surgeons would recommend the use of collagenase injection on 76% of the patients who are candidates for surgery. This figure is consistent with an earlier survey that we conducted, which found that U.S. hand surgeons would recommend the use of collagenase injection on 80% of patients considered eligible for Dupuytren’s contracture surgery. Both of these surveys were conducted prior to the results of the Auxilium Phase III trials being available.

We anticipate that many of the patients who are now willing to live with the disease given the current treatment options would be receptive to an alternative treatment involving a collagenase injection into the hand that could be performed in doctor’s office. As quoted in Auxilium’s February 2, 2010 press release, “‘With the safety and effectiveness of XIAFLEX demonstrated across multiple clinical trials, physicians can now use XIAFLEX to treat any symptomatic cords in patients with Dupuytren’s contracture,’” said Larry Hurst, M.D., study investigator and Professor and Chair, Department of Orthopaedics at SUNY Stony Brook. “‘I believe that XIAFLEX, as a new nonsurgical treatment, could potentially become the standard of care for Dupuytren’s contracture.’”

Auxilium, in its Form 10-K filed with the SEC on February 26, 2010, cited the following reasons that XIAFLEX will be desired as an alternative to surgery, it:

  “delivers improvement to 0 to 5 degrees of normal joint contracture without surgery for many patients;

  Safeguards patients from the complications commonly associated with surgery;

  Simplifies treatment by offering a convenient in-office procedure alternative;

  Streamlines recovery for a rapid return to daily activities; and

  Significantly reduces costly and time-consuming physical therapy associated with surgery.”

Commercialization Status

FDA Approval of XIAFLEX

In a February 2, 2010 press release, Auxilium announced that it received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren's contracture patients with a palpable cord and expects to begin shipping XIAFLEX to its distribution partners in early March 2010 for a launch planned later that month. XIAFLEX is the only drug approved by the FDA for the treatment of Dupuytren’s contracture. The prescribing information for XIAFLEX made available by Auxilium lists “tendon ruptures or other serious injury to the injected extremity” as a reported serious adverse reaction to XIAFLEX. The prescribing information for XIAFLEX also states that the most frequently reported adverse drug reactions in XIAFLEX clinical trials included swelling of the injected hand, contusion, injection site reaction, injection site hemorrhage, and pain in the treated extremity. The prescribing information notes that adverse reaction rates observed in clinical trials of a drug may not reflect those observed in practice because such trials “are conducted under widely varying conditions.”

According to the February 2, 2010 Auxilium press release, Auxilium plans to market and sell XIAFLEX in the United States through a team of field sales managers and representatives, reimbursement specialists and managed market account directors to experienced physicians who have “attested to completion of a training program.” Auxilium will also have a staff of 11 “highly trained medical science liaisons” providing medical support for XIAFLEX. Auxilium also stated in its February 2, 2010 press release that: “The FDA has required a risk evaluation and mitigation strategy (REMS) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS program is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and, (3) to inform patients about the serious risks associated with XIAFLEX.”

Auxilium has announced the pricing for list price to distributors of XIAFLEX. According to a February 17, 2010 Auxilium press release, this list price will be $3,250, and Auxilium anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX. As discussed in more detail below under the section titled “Licensing and Marketing Agreements,” we will be entitled to low double-digit royalties for net sales of XIAFLEX pursuant to the Auxilium Agreement.

European Regulatory Review of XIAFLEX

On January 21, 2010, Pfizer and Auxilium announced that the scientific/technical review procedure for the Marketing Authorization Approval for XIAFLEX for Dupuytren’s contracture in Europe had begun. Pfizer is responsible for marketing XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Collagenase for Treatment of Peyronie’s Disease

Peyronie’s disease is characterized by the presence of a collagen plaque on the shaft of the penis, which can distort an erection and make intercourse difficult or impossible in advanced cases. In some mild cases, the plaque can resolve spontaneously without medical intervention. In severe cases, the penis can be bent at a 90-degree angle during erection. Significant psychological distress has been noted in patients with Peyronie’s disease who are sexually active. Frequent patient complaints include increased pain, painful erections, palpable plaque, penile deformity, and erectile dysfunction. Patients with Peyronie’s disease have been reported to have an increased likelihood of having Dupuytren’s contracture, frozen shoulder, plantar fibromatosis, knuckle pads, hypertension and diabetes. Peyronie’s disease typically affects males in the range of 40-70 years. The cause of Peyronie’s disease is unknown, although some investigators have proposed that it may be due to trauma or an autoimmune component. A number of researchers have suggested that the incidence of Peyronie’s disease has increased due to the use of erectile dysfunction drugs.

Surgery is the only proven treatment for Peyronie’s disease and the results are variable. Surgery often results in shortening of the penis. Auxilium has reported that 33% of Peyronie’s disease patients who undergo surgery are subsequently dissatisfied with the results and they frequently require a penile implant. Patients with Peyronie’s disease strongly desire therapeutic alternatives to surgery. Auxilium has reported that 90% of urologists would use collagenase injection to delay or avoid surgery. This finding is consistent with a survey of urologists conducted for us.

Histological and biochemical studies indicate that the scarring on the penis due to Peyronie’s disease is composed primarily of collagen.

Development Status

Phase I and II trials have been conducted and indicate the possible effectiveness of Clostridial collagenase on Peyronie’s disease.

Phase IIb Trial

On December 16, 2009, Auxilium announced top-line efficacy and safety results from a Phase IIb trial of XIAFLEX for the treatment of Peyronie’s disease. Auxilium also announced that it plans to meet with the FDA in the second quarter of 2010 to discuss the Phase IIb results, as well as a proposed Phase III trial that potentially could be started in the second half of 2010. The Phase IIb study was designed to measure efficacy endpoints of improvement in penile curvature and improvement in patients’ sexual quality of life using the Peyronie’s disease Patient Reported Outcome (PRO) questionnaire. The PRO measured four domains of patients' sexual quality of life (penile pain, Peyronie's disease bother, intercourse discomfort and intercourse constraint) at the end of 36 weeks. As quoted by Auxilium in its press release, “‘XIAFLEX has shown a sustained benefit at 36 weeks versus placebo for patients suffering from Peyronie’s disease,’” said Laurence A. Levine, MD, FACS, investigator and Professor, Department of Urology, Rush University Medical Center. “‘The drug had a statistically significant reduction in penile curvature and demonstrated statistically significant improved quality of life for patients as measured by the PRO domain for Peyronie’s disease bother. Getting these efficacy results without the risks of surgical intervention would be an enormous advantage for patients suffering from Peyronie’s disease.’”

As reported by Auxilium on December 16, 2009: “Overall, XIAFLEX demonstrated a statistically significant change compared to placebo at 36 weeks in both improvement in penile curvature (p=0.001) and the PRO Peyronie's disease bother domain (p=0.046) . There was no statistically significant change in mean scores between XIAFLEX and placebo in the PRO penile pain, intercourse discomfort or intercourse constraint domains. XIAFLEX was well-tolerated and the most common treatment related adverse events in the Phase IIb study were consistent with adverse events reported in previous Peyronie's disease trials with XIAFLEX, which included injection site bruising, edema and pain.”

A mean improvement of 29.7% in penile curvature from baseline to 36 weeks was seen (54.4 to 38.2) in patients receiving XIAFLEX as compared with a mean improvement of 11.0% in patients receiving placebo (50.6 to 45.1); (p=0.001) . In patients who received XIAFLEX, 60.5% of patients achieved the endpoint of at least a 25% reduction in angle of curvature whereas 25.0% of placebo patients achieved that same endpoint. With respect to the PRO domain for Peyronie's disease bother, the overall XIAFLEX treatment arm experienced a benefit in mean change in score from baseline to 36 weeks that was significantly better than the overall placebo arm benefit (p=0.046) .

The Phase IIb study was a randomized, double-blind, placebo-controlled trial that was designed to assess the safety and efficacy of XIAFLEX when administered two times a week, every six weeks, for up to three treatment cycles (2 x 3). The study was conducted at 12 sites throughout the U.S., and 145 patients were monitored for 36 weeks following the first injection, with 109 patients receiving XIAFLEX as a series of intralesional injections and 36 receiving placebo (3:1 ratio) in the study. The treatment and placebo arms were also randomized to test for a benefit with the addition of penile modeling versus no modeling (1:1). Modeling refers to massaging of the plaque and is intended to maximize the enzymatic effect of the XIAFLEX injection in the plaque.

Collagenase For Treatment of Frozen Shoulder (Adhesive Capsulitis)

Frozen shoulder is a clinical syndrome of pain and decreased motion in the shoulder joint. It is estimated to affect 20 to 50 million people worldwide with a slightly higher incidence in women. It is estimated that 700,000 patients visit doctors annually in the U.S. in connection with frozen shoulder. It typically occurs between the ages of 40-70. Individuals with insulin dependent diabetes have been reported to have a 36% higher incidence rate and are more likely to have bilateral symptoms. One common therapy currently available to treat frozen shoulder is manipulation, which is painful and requires general anesthesia.

We initiated, monitored and supplied requisite study drug for a Phase II clinical trial using our injectable collagenase in the treatment of frozen shoulder. Three different doses of injectable collagenase were compared to placebo in this double-blind, randomized trial in 60 patients. Results of this Phase II clinical trial were presented at the annual meeting of the American Academy of Orthopaedic Surgeons in March 2006. Based on its prior review of the data contained in the oral presentation, Auxilium elected to exercise its option to develop and commercialize this additional indication for collagenase injection in December 2005. In a press release dated December 20, 2005 and issued concurrently with the exercise of its option, Auxilium stated its belief that “the addition of a third indication for this development program enhances the commercial potential of AA4500” (now known as XIAFLEX). Auxilium has reported that it is in Phase II of development for the treatment of frozen shoulder.

Additional Clinical Indications For Collagenase

Lipomas

Lipomas are benign fatty tumors that occur as bulges under the skin and affect humans and canines. It is estimated that lipomas are the primary diagnosis in 575,000 patients in the U.S. annually. Lipomas are found in 2.3% of dogs, and there may be as many as 1.7 million dogs affected with skin lipomas in the United States. Based on observations made during preclinical studies that a collagenase injection decreased the size of fat pads in animals, we initiated, monitored and supplied the requisite study drug for a Phase I open label clinical trial for the treatment of human lipomas with a single injection of collagenase. Favorable initial results (10 out of 12 patients had a 50-90% reduction in the size of the lipomas) from this trial for the treatment of lipomas were presented at a meeting of the American Society of Plastic Surgeons.

We have been developing clinical protocols for the treatment of lipomas in humans, and this is an area that we are interested in exploring. We have also been developing clinical protocols for dogs and have been working closely with veterinarians concerning possible development plans in this area.

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

Other Clinical Indications

Other clinical indications for which our collagenase injection has been tested include keloids, hypertrophic scars, scarred tendons, glaucoma, herniated intervertebral discs, and adjunct to vitrectomy.

We continue to review selectively new technologies and products in the areas of wound healing, tissue remodeling and anti fibrotic therapy for possible acquisition or in-licensing.

Total Patient Exposure to Injectable Collagenase

As discussed above, clinical investigations with our collagenase injection have been conducted in the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder, lipomas, cellulite, keloids, hypertrophic scars, scarred tendons, glaucoma, herniated intervertebral discs, and adjunct to vitrectomy. We have treated over 1,200 patients in our own clinical studies. According to the prescribing information for XIAFLEX made available by Auxilium, 1,082 patients received in excess of 2,600 injections for the treatment of Dupuytren’s contracture in trials sponsored by Auxilium. Auxilium reported in a December 16, 2009 press release that its Phase IIb trial for Peyronie’s disease included 109 patients treated with XIAFLEX.

LICENSING AND MARKETING AGREEMENTS

Topical Collagenase Agreement

In connection with the sale of our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”) in March 2006, we continue to receive payments for certain technical assistance and certain transition services that we provide to DFB, as well as earn out payments based on the sales of certain products. Our consulting obligations generally expire during March 2011, and our right to receive earn out payments with respect to the marketed topical product sold to DFB expire in 2013, but earn out payments for second generation collagenase products, if any, continue indefinitely.

In 2009, we received $200,000 of technical assistance related payments, and as of December 31, 2009, we have received a total of $1.2 million in consulting fees. In addition, we have recognized $1.270 million in earn out payments from DFB in connection with the net sales of topical collagenase in 2009.

Auxilium Agreement

Under the Auxilium Agreement, in 2009 we received $6.375 million of the $75 million upfront payment paid to Auxilium by Pfizer. In March 2010, we anticipate receiving $1.275 million of the $15 million paid to Auxilium by Pfizer. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. Of these additional milestones, $135 million are tied to regulatory milestones and $260 million are based on sales milestones.

Under the Auxilium Agreement, we granted to Auxilium exclusive worldwide rights to develop, market and sell certain products containing our injectable collagenase. Currently its licensed rights cover the indications of Dupuytren’s contracture, Peyronie’s disease and frozen shoulder. Auxilium may further expand the Auxilium Agreement, at its exclusive option, to develop and license our injectable collagenase for use in additional indications. Under the Pfizer Agreement, Pfizer is responsible for marketing XIAFLEX for the treatment of both Dupuytren’s contracture and Peyronie's disease in 27 member countries of the European Union and 19 other European and Eurasian countries (the “Pfizer Territory”). In addition, Pfizer will be primarily responsible for regulatory activities for XIAFLEX in the Pfizer Territory.

The royalty obligations under the Auxilium Agreement extend, on a country-by-country and product-by-product basis, for the longer of the patent life (including pending patents), the expiration of any regulatory exclusivity period or June 3, 2016. Auxilium may terminate the Auxilium Agreement upon 90 days prior written notice. In January 2006, Auxilium filed a patent application with regard to the composition and manufacturing process for XIAFLEX which, if granted, would expire in January 2027, subject to certain statutory extensions.

Auxilium is generally responsible, at its own cost and expense (excluding the third party costs for the development of the lyophilization of the injection formulation, which are shared equally by Auxilium and us), for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. Auxilium is responsible for all clinical development and regulatory costs for Peyronie’s disease, Dupuytren’s contracture, frozen shoulder and all additional indications for which it exercises its options.

We have the option, exercisable no later than August 2, 2010 (six months after FDA approval of the Biologics License Application (“BLA”) with respect to XIAFLEX), to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by Auxilium of, a specified portion of Auxilium’s commercial product requirements in all countries and territories of the world excluding the Pfizer Territory (the “Auxilium Territory”). The Auxilium Agreement provides that Auxilium may withhold a specified amount of a milestone payment until the sooner of (i) we execute an agreement, containing certain milestones, with a third party for the commercial manufacture of the product, (ii) we commence construction of a facility, compliant with Current Good Manufacturing Practices (“cGMP”), for the commercial supply of the product or (iii) 30 days after we notify Auxilium in writing that we will not exercise the supply option. If we exercise the supply option, we will be responsible for supplying, either ourselves or through a third party other than a back-up supplier qualified by Auxilium, a specified portion of the commercial supply of the product for the Auxilium Territory. If we do not exercise the supply option, then Auxilium will be responsible for arranging for the entire commercial product supply. In the event that we do exercise the supply option, then we and Auxilium are required to use commercially reasonable efforts to enter into a commercial supply agreement on customary and reasonable terms and conditions which are not worse than those with back-up suppliers qualified by Auxilium.

Auxilium must pay us on a country-by-country and product-by-product basis a low double digit royalty as a percentage of worldwide net sales for products covered by the Auxilium Agreement. The royalty rate is independent of sales volume, clinical indication, territory, and whether the product is sold by Auxilium or Pfizer. This royalty rate may vary depending on whether we exercise the supply option. In addition, the percentage may be reduced if (i) we fail to supply commercial product supply in accordance with the terms of the Auxilium Agreement; (ii) market share of a competing product exceeds a specified threshold; or (iii) Auxilium is required to obtain a license from a third party in order to practice our patents without infringing such third party’s patent rights. In addition, if Auxilium out-licenses to a third party, then we will receive a specified percentage of certain payments made to Auxilium in consideration of such out-licenses.

On top of the payments set forth above, Auxilium must pay to us an amount equal to a specified mark-up of the cost of goods sold for products sold by Auxilium or Pfizer that are not manufactured by or on behalf of us, provided that, in the event that we exercise the supply option, no payment will be due for so long as we fail to supply the commercial supply of the product in accordance with the terms of the Auxilium Agreement.

In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval. Through December 31, 2009, Auxilium paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $14.9 million. Auxilium could make in excess of $4 million of additional contingent milestone payments for exercised indications under the Auxilium Agreement if all existing conditions are met. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional medical indications.

In addition to the milestone payments from Auxilium, the Company is entitled to 8.5% of all sublicense income that Auxilium receives from Pfizer under the Pfizer Agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones.

In its Form 10-K filed with the SEC on February 26, 2010, Auxilium stated that it plans “to prioritize our development of additional pipeline indications for XIAFLEX. We have previously taken a license for the development and commercialization of Frozen Shoulder syndrome, but other areas of interest could include cellulite and lipoma.” In the event that Auxilium does license XIAFLEX in other indications, we will be entitled to receive a certain percentage of sublicense income and milestone payments for such indications pursuant to the terms of the Auxilium Agreement.

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

Dupuytren’s Contracture

On November 21, 2006, we entered into a license agreement (the “Dupuytren’s License Agreement”) with the Research Foundation of the State University of New York at Stony Brook (the “Research Foundation”), pursuant to which the Research Foundation granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, to know-how owned by the Research Foundation related to the development, manufacture, use or sale of (i) the collagenase enzyme obtained by a fermentation and purification process (the “Enzyme”), and (ii) all pharmaceutical products containing the Enzyme or injectable collagenase, in each case to the extent it pertains to the treatment and prevention of Dupuytren’s contracture.

In consideration of the license granted under the Dupuytren’s License Agreement, we agreed to pay to the Research Foundation certain royalties on net sales (if any) of pharmaceutical products containing the Enzyme or injectable collagenase for the treatment and prevention of Dupuytren’s contracture (each a “Dupuytren’s Licensed Product”).

Our obligation to pay royalties to the Research Foundation with respect to sales by the Company, its affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. The royalty rate is 0.5% of net sales. Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Orphan Product Division with respect to the Dupuytren’s Licensed Product; or (iii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Dupuytren’s License Agreement and the licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Dupuytren’s License Agreement will become fully paid, irrevocable exclusive licenses.

Peyronie’s Disease

On August 27, 2008, we entered into an agreement to improve the deal terms related to our future royalty obligations for Peyronie’s disease by buying down our future royalty obligations with a one-time cash payment. A copy of the agreement was filed on Form 8-K with the SEC on September 5, 2008.

Frozen Shoulder

On November 21, 2006, we entered into a license agreement (the “Frozen Shoulder License Agreement”) with the Research Foundation, pursuant to which the Research Foundation granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, to know-how owned by the Research Foundation related to the development, manufacture, use or sale of (i) the Enzyme and (ii) all pharmaceutical products containing the Enzyme or injectable collagenase, in each case to the extent it pertains to the treatment and prevention of frozen shoulder. Additionally, the Research Foundation granted to us an exclusive license to the patent applications in respect of frozen shoulder. The license granted to us under the Frozen Shoulder License Agreement is subject to the non-exclusive license (with right to sublicense) granted to the U.S. government by the Research Foundation in connection with the U.S. government’s funding of the initial research.

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

Unless terminated earlier in accordance with its termination provisions, the Frozen Shoulder License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Frozen Shoulder License Agreement will become fully paid, irrevocable exclusive licenses.

In connection with the execution of the Dupuytren’s License Agreement and the Frozen Shoulder License Agreement, we made certain up-front payments to the Research Foundation and the clinical investigators working on the Dupuytren’s contracture and frozen shoulder indications for the Enzyme.

Other Indications

We have entered into certain other license and royalty agreements with respect to other indications that we may elect to pursue.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

During fiscal years 2009 and 2008, the Company invested $488,646 and $439,919, respectively, in research and development activities.

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

Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the effectiveness of the drug. Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial must include the patient’s informed consent.

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA monitors the progress of all clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA, we or our partners may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. During all clinical trials, physicians monitor the patients to determine effectiveness and/or to observe and report any reactions or other safety risks that may result from use of the drug candidate.

Assuming successful completion of the required clinical trials, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of an NDA or BLA, requesting approval to market the product for one or more indications. In most cases, the NDA/BLA must be accompanied by a substantial user fee. The FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use.

Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve the NDA or BLA unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the NDA or BLA, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the NDA or BLA, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the NDA or BLA does not satisfy the regulatory criteria for approval and refuse to approve the NDA or BLA by issuing a “not approvable” letter.

The testing and approval process requires substantial time, effort and financial resources, which may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We or our partners may encounter difficulties or unanticipated costs in our or their efforts to secure necessary governmental approvals, which could delay or preclude us or them from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

If the FDA approves the NDA or BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements and any other requirements set forth in the FDA’s approval (such as a risk evaluation and mitigation strategy program, which the FDA has required for XIAFLEX and consists of a communication plan and a medication guide). The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which impose procedural and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.

In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved drug for treatment of new indications, which require submission of a supplemental or new NDA/BLA and FDA approval of the new labeling claims. The purpose of these trials and studies is to broaden the application and use of the drug and its acceptance in the medical community.

We use, and will continue to use, third party manufacturers to produce our products in clinical quantities. Future FDA inspections may identify compliance issues at our facilities, at the facilities of our contract manufacturers or at those of our partners that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA/BLA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Patents

We are the assignee or licensee of five U.S. patents, which have received patent protection in various foreign countries. In addition, we have licenses to other pending patent applications. Although we believe these patent applications, if they issue as patents, will provide a competitive advantage, the scope of the patent positions of pharmaceutical firms involves complex legal, scientific and factual questions and, as such, is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection, will be of any value to us or will be challenged, circumvented or invalidated by our competitors or otherwise.

While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. Because patent applications in the U.S. and some other jurisdictions can proceed in secrecy until patents issue, third parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates, which they could attempt to assert against us. Also, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (the “USPTO”) or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged in a court of competent jurisdiction, would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, and frozen shoulder. We have two use patents in the U.S. covering the enzyme underlying our injectable collagenase, one for the treatment of Dupuytren’s contracture, which issued from a reissue proceeding in December 2007, and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges. Auxilium has submitted a patent application in connection with “Compositions and Methods for Treating Collagen Mediated Diseases,” which, if not rejected, will extend the royalty payments until 2027.

Orphan Drug Designations

Two indications, Dupuytren’s contracture and Peyronie’s disease, have received orphan drug status from the FDA’s Office of Orphan Products Development (“OOPD”).

The OOPD administers the major provisions of the Orphan Drug Act, an innovative program that provides incentives for sponsors to develop products for rare diseases. The incentives for products that qualify under the Orphan Drug Act include seven-year exclusive marketing rights post FDA approval (which means, with respect to Dupuytren’s contracture, exclusivity until February 2, 2017), tax credits for expenses associated with clinical trials including a 20 year tax carry-forward, availability of FDA grants, and advice on design of the clinical development plan.

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

In its Form 10-K filed with the SEC on February 26, 2010, Auxilium stated that “[w]hile XIAFLEX does not have orphan drug status for any indication in Europe, foreign patents cover these products in certain countries, and on approval of XIAFLEX for a first indication in Europe, we expect the product will benefit from 10 years of market exclusivity and 8 years of data exclusivity. We may obtain an additional year of market exclusivity if the regulatory authorities approve an additional indication that they determine to represent a significant clinical benefit.”

Trade Secrets

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

CORPORATE INFORMATION

BioSpecifics Technologies Corp. was incorporated in Delaware in 1990. ABC-NY was incorporated in New York in 1957. Our telephone number is 516-593-7000. Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563. Our lease for our corporate headquarters expires on June 30, 2010 as described under “Item 2 - Description of Property.”

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

As described in Item 1 above, under the Auxilium Agreement, in exchange for the right to receive royalties and other payments, we granted to Auxilium the right to develop, manufacture, market and sell worldwide products (other than dermal formulations for topical administration) that contain collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease and frozen shoulder. However, we have no control over Auxilium’s ability to successfully manufacture, market and sell candidate products for the treatment of Dupuytren’s contracture, Peyronie’s disease, or, in the case of frozen shoulder, to pursue commercialization, and we may receive limited, if any, royalty payments from Auxilium. Moreover, such royalties are subject to certain expenses we owe Auxilium under the Auxilium Agreement, including lyophilization and certain patent costs. We have received in the past, and are entitled to receive in the future, certain milestone payments from Auxilium in respect of its efforts to commercialize such candidate products, but we have no control over Auxilium’s ability to achieve the milestones. Additionally, we have received in the past, and are entitled to receive in the future, 8.5% of all sublicense income that Auxilium receives from Pfizer under the Pfizer Agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones, of which we have no control.

We have also granted to Auxilium an option to expand its license and development rights to one or more additional indications for injectable collagenase not currently licensed to Auxilium, including for the treatment of lipomas and cellulite. If Auxilium exercises its option with respect to an additional indication, we are entitled to receive a one-time license fee for the rights to, as well as potential milestone and royalty payments with respect to, such new indication. If Auxilium does not exercise its option as to any additional indication, we may offer to any third party such development rights with regard to products in the Auxilium Territory, provided that we first offer the same terms to Auxilium, or develop the product ourselves. Auxilium has no obligation to exercise its option with respect to any such additional indication, and its decision to do so is in its complete discretion. Clinical trials can be expensive and the results are subject to different interpretations, therefore, there is no assurance that after conducting Phase II clinical trials on any additional indication, and incurring the associated expenses, Auxilium will exercise its option or we will receive any revenue from it. Under the Auxilium Agreement, we may only offer to a third party development rights with regard to products in the Auxilium Territory and not in the Pfizer Territory. Auxilium’s ability to develop or commercialize additional indications in the Pfizer Territory are subject to negotiation with Pfizer under the terms of the Pfizer Agreement.

As part of the sale of our topical collagenase business to DFB, we are entitled to receive earn out payments in respect of sales of certain products developed and manufactured by DFB that contain collagenase for topical administration. However, our right to receive earn out payments from DFB is dependent upon DFB’s decision to pursue the manufacture and commercialization of such products and its ability to achieve certain sales thresholds. We are aware that DFB has certain competitive products that may adversely affect the volume of sales of those topical collagenase products for which we are entitled to earn out payments.

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

Auxilium has disclosed in its securities filings a number of risk factors to consider when evaluating its business and future prospects. Given our dependence upon revenue from Auxilium, Auxilium’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. As such, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included on its Form 10-K filed on February 26, 2010.

DFB is not a publicly traded company and therefore we have little information about its business and future prospects. Although we cannot be certain, we presume that many of the risk factors affecting Auxilium’s business may have some bearing in evaluating DFB’s ability to meet its payment obligations to us for technical assistance or to generate sufficient sales of topical collagenase products to entitle us to receive any earn out payments.

Unstable market conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet our expected working capital and capital expenditure requirements until at least the second half of 2012, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our partners may encounter difficulties during challenging economic times, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Clinical Trials

We have a limited supply of clinical material, which may limit our ability to conduct other clinical trials and to obtain the associated option, milestone and contingent royalty payments under the Auxilium Agreement.

Although we currently have our own clinical material, if this clinical material is damaged or otherwise becomes unusable, then we may have insufficient clinical material to conduct other clinical trials. Auxilium has agreed to provide us with additional clinical material, but there is no guaranty that Auxilium will do so. Consequently, the lack of availability of clinical material may limit our ability to obtain additional option, milestone and royalty payments under the Auxilium Agreement.

If clinical trials for our potential new indications are delayed, we may not be able to obtain option, milestone or royalty payments under the Auxilium Agreement for new indications.

Clinical trials that we or our investigators may conduct may not begin on time or may need to be restructured or temporarily suspended after they have begun. Clinical trials can be delayed or may need to be restructured for a variety of reasons, including delays or restructuring related to:

  changes to the regulatory approval process for product candidates;

  obtaining regulatory approval to commence a clinical trial;

  timing of responses required from regulatory authorities;

  negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

  obtaining institutional review board, or equivalent, approval to conduct a clinical trial at a prospective site;

  recruiting subjects to participate in a clinical trial;

  competition in recruiting clinical investigators;

  shortage or lack of availability of clinical trial supplies from external and internal sources;

  the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

  failure to validate a patient-reported outcome questionnaire;

  the placement of a clinical hold on a study;

  the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

  exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

Risks Related to Our Agreements with Auxilium and DFB

Our ability to conduct clinical trials and develop products for dermal formulations for topical or injectable administration of collagenase is limited by the agreements we have signed with Auxilium and DFB.

Under our agreements with Auxilium and DFB, we have sold, licensed, or granted options to certain of our rights to conduct clinical trials and develop products for dermal formulations for topical or injectable administration of collagenase. Under the terms of the Auxilium Agreement and our agreement with DFB, we have agreed to certain non-competition provisions, which may limit our clinical development activities.

Risks Related to Our Limited Financial Resources

If we are unable to obtain option, milestone, earn out and royalty payments from Auxilium or DFB or meet our needs for additional funding from other sources, we may be required to limit, scale back or cease our operations.

Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our business strategy contains elements that we will not be able to implement if we do not receive the anticipated option, milestone, royalty or earn out payments from Auxilium or DFB, or secure additional funding from other sources. Specifically, we may need to raise additional capital to:

  acquire or in-license approved products or product candidates or technologies for development;

  fund our product development, including clinical trials relating to in-licensed technology and the remaining indications; and

  commercialize any resulting product candidates for which we receive regulatory approval.

We believe that our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements until at least the second half of 2012. Our future funding requirements will depend on many factors, including:

  DFB’s ability to meet its payment obligations and to manufacture and commercialize topical collagenase products for which we would receive earn out payments;

  Auxilium’s ability to manufacture and commercialize XIAFLEX for which we would receive milestone and royalty payments;

  Pfizer’s ability to develop and commercialize the product in the Pfizer Territory and Auxilium’s receipt of milestone payments from Pfizer under the Pfizer Agreement for which we would receive a percentage of sublicense income and royalty payments (for more information regarding Auxilium’s financial risks associated with Pfizer under the Pfizer Agreement, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included on its Form 10-K filed on February 26, 2010);

  the amount actually owed to Auxilium for lyophilization and patent related costs;

  the scope, rate of progress, cost and results of our clinical trials on additional indications, including lipomas and cellulite, for which Auxilium could exercise its option to acquire rights to them, and whether Auxilium exercises the option;

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

Conducting clinical trials and the testing, development and manufacturing and distribution of product candidates are subject to regulation by numerous governmental authorities in the U.S. and other jurisdictions, if we desire to export the resulting products to such other jurisdictions. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of product candidates, as well as safe working conditions. Noncompliance with any applicable regulatory requirements can result in suspension or termination of any ongoing clinical trials of a product candidate or refusal of the government to approve a product candidate for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to suspend or terminate any ongoing clinical trials of a product candidate or withdraw product approvals that have been previously granted. Even after a product candidate has been approved, the FDA and comparable governmental authorities subject such product to continuing review and regulatory requirements including, for example, requiring the conducting and reporting of the results of certain clinical studies or trials, commitments to voluntarily conduct additional clinical trials and a risk evaluation and mitigation strategy program, such as the one the FDA has required for XIAFLEX and consists of a communication plan and a medication guide. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the development, manufacturing, testing, promotion, marketing and distribution of product candidates may change in the U.S. Such changes may increase our costs and adversely affect our operations.

Additionally, failure to comply with, or changes to applicable regulatory requirements may result in a variety of consequences, including the following:

  restrictions on our products or manufacturing processes;

  warning letters;

  withdrawal of a product from the market;

  voluntary or mandatory recall of a product;

  fines;

  suspension or withdrawal of regulatory approvals for a product;

  refusal to permit the import or export of our products;

  refusal to approve pending applications or supplements to approved applications that we submit;

  denial of permission to file an application or supplement in a jurisdiction;

  product seizure; and

  injunctions or the imposition of civil or criminal penalties against us.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable laws and regulations and we have incurred and will continue to incur costs relating to compliance with applicable laws and regulations.

We are a small company and we rely heavily on third parties and outside consultants to conduct many important functions. As a biopharmaceutical company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002 (“SOX”), some of which have only recently been revised or adopted. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, impede our ability to raise capital or list our securities on certain securities exchanges. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.

SOX requires us to report annually on our internal controls over financial reporting, and our business and financial results could be adversely effected if we, or our independent registered public accounting firm, determine that these controls are not effective. In addition, any failure or circumvention of our internal controls and procedures or failure to comply with regulations concerning controls and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

Risks Related to Growth and Employees

Our failure to successfully in-license or acquire additional technologies, product candidates or approved products could impair our ability to grow or continue to operate.

We currently have only five employees. We may decide to pursue other opportunities to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on Auxilium and DFB sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers and independent investigators to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies.

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

Even if we are able to develop any product candidates for additional indications of injectable collagenase, we may not be able to obtain option, milestone or royalty payments under the Auxilium Agreement, which could impair our ability to grow and could cause a decline in the price of our common stock.

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

  manufacturing costs, the inability to scale up to produce supplies for clinical trials or other factors may make our product candidates uneconomical; and

  the proprietary rights of others and their competing products and technologies may prevent product candidates from being effectively commercialized or from obtaining exclusivity.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Currently, there is substantial congressional and administration review of the regulatory approval process for drug candidates in the U.S. Any changes to the U.S. regulatory approval process could significantly increase the timing or cost of regulatory approval for product candidates making further development uneconomical or impossible. In addition, once Auxilium exercises its option with respect to any additional indications, further clinical trials, development, manufacturing, marketing and selling of such product is out of our control. Our interest is limited to receiving option, milestone and royalty payments, and the option in certain circumstances to manufacture according to particular specifications set by Auxilium.

Any product acquisition or development efforts also could result in large and immediate write-offs, incurrence of debt and contingent liabilities or amortization of expenses related to intangible assets, any of which could negatively impact our financial results.

Adverse events or lack of efficacy in clinical trials may force us and/or our partners upon whom we are wholly dependent to stop development of our product candidates or prevent regulatory approval of our product candidates or significant safety issues could arise after regulatory approval of our products, any of which could materially harm our business.

The prescribing information for XIAFLEX for Dupuytren’s contracture made available by Auxilium lists “tendon ruptures or other serious injury to the injected extremity” as a reported serious adverse reaction to XIAFLEX and states that the most frequently reported adverse drug reactions in XIAFLEX clinical trials included swelling of the injected hand, contusion, injection site reaction, injection site hemorrhage, and pain in the treated extremity. The prescribing information notes that adverse reaction rates observed in clinical trials of a drug may not reflect those observed in practice because such trials “are conducted under widely varying conditions.”

Auxilium reported in its Form 10-K filed February 26, 2010 that the most common adverse events in the Peyronie’s phase IIb clinical trial were “injection site bruising, injection site pain, injection site edema, contusion, penile edema and penile pain.”

Adverse events or lack of efficacy may force us to stop development of our product candidates or prevent regulatory approval of our product candidates, which could materially harm our business. In addition, any adverse events or lack of efficacy may force Auxilium to stop development of the products we have licensed to it or prevent regulatory approval of such products, which could materially impair all or a material part of the future revenue we hope to receive from Auxilium. Even if our product candidates receive regulatory approval, new safety issues may be reported and we or our partners may be required to amend the conditions of use for a product.

We face competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.

We face competition in our product development from entities that have substantially greater research and product development capabilities and greater financial, scientific, marketing and human resources. These entities include pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. Our competitors may succeed in developing products or intellectual property earlier than we do, entering into successful collaborations before us, obtaining approvals from the FDA or other regulatory agencies for such products before us, or developing products that are more effective than those we could develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, our ability to receive option payments from Auxilium or ability to generate revenues from third party arrangements with respect to additional indications for which Auxilium does not exercise its option.

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

We continue to have product liability exposure for topical product sold by us prior to the sale of our topical business to DFB. In addition, under the Auxilium Agreement, we are obligated to indemnify Auxilium and its affiliates for any harm or losses they suffered relating to any personal injury and other product liability resulting from our development, manufacture or commercialization of any injectable collagenase product. In addition, the clinical testing and, if approved, commercialization of our product candidates involves significant exposure to product liability claims. We have clinical trial and product liability insurance in the aggregate amount of $3 million dollars that we believe is adequate in both scope and amount and has been placed with what we believe are reputable insurers. We may not be able to maintain our clinical trial and product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources, and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could impair our business.

Risks Related to Intellectual Property Rights

If we breach any of the agreements under which we license rights to products or technology from others, we could lose license rights that are critical to our business and our business could be harmed.

We are a party to a number of license agreements by which we have acquired rights to use the intellectual property of third parties that are necessary for us to operate our business. If any of the parties terminates its agreement, whether by its terms or due to our breach, our right to use the party’s intellectual property may negatively affect our licenses to Auxilium or DFB and, in turn, their obligation to make option, milestone, contingent royalty or other payments to us.

Our ability and the ability of our licensors, licensees and collaborators to develop and license products based on our patents may be impaired by the intellectual property of third parties.

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

Third parties could bring legal actions against us, our licensees, licensors or collaborators claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. A third party might request a court to rule that the patents we in-licensed or licensed to others, or those we may in-license in the future, are invalid or unenforceable. In such a case, even if the validity or enforceability of those patents were upheld, a court might hold that the third party’s actions do not infringe the patent we in-license or license to others, which could, in effect, limit the scope of our patent rights and those of our licensees, licensors or collaborators. Our agreements with Auxilium and DFB require us to indemnify them against any claims for infringement based on the use of our technology. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If Auxilium or DFB becomes involved in such litigation, it could also consume a substantial portion of their resources, regardless of the outcome of the litigation, thereby jeopardizing their ability to commercialize candidate products and/or their ability to make option, milestone or royalty payments to us. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license to permit ourselves, our licensees, licensors or our collaborators to conduct clinical trials, manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we, our licensees, licensors or collaborators could be prevented from commercializing a product, or forced to cease some aspect of their or our business, as a result of patent infringement claims, which could harm our business or right to receive option, milestone and contingent royalty payments.

Risks Related to our Common Stock

Although we currently meet the listing requirements for the Nasdaq Global Market (“Nasdaq”), our common stock could be delisted from Nasdaq.

To maintain our listing on Nasdaq, we must continue to meet listing requirements including a minimum bid price and a certain market value of publicly held shares. If we are unsuccessful in maintaining our Nasdaq listing, then we may pursue listing and trading of our common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than Nasdaq, which could significantly impact our common stockholders’ ability to sell their shares.

If securities analysts do not publish research reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research reports that industry or financial analysts publish about us or our business. We are currently covered by one research analyst. If the analyst downgrades us or any of our licensees, or other research analysts downgrade the industry in which we operate or the stock of any of our competitors or licensees, the price of our common stock will probably decline.

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

As of December 31, 2009, options to purchase 1,464,850 shares of common stock were outstanding. In addition, as of December 31, 2009 a total of 269,098 options were available for grant under our stock option plans. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

As of March 2, 2010 our executive officers, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 36% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Item IB. UNRESOLVED STAFF COMMENTS

None.

Item 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563. As previously reported, ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”), entered into a Commercial Lease Agreement on January 30, 1998 (the “Commercial Lease Agreement”), pursuant to which the Landlord leased to Tenant this space for a term of 7 years or until January 31, 2005 and for an annual rental price of $125,000.

Also as previously reported, the Tenant, without the approval of the board of directors of the Company, and the Landlord entered into an Extension and Modification Agreement on July 1, 2005 (the “Modification Agreement” and together with the Commercial Lease Agreement, the “Lease Agreement”), pursuant to which the term of the Commercial Lease Agreement was extended for an additional 5 years or until June 30, 2010 and the annual rent increased to $150,000.

In connection with the settlement of the previously reported dispute between the Tenant and the Landlord regarding payments of amounts due under the Modification Agreement, the parties entered into a Lease Modification Agreement dated June 22, 2009 and effective as of June 24, 2009 (the “LMA”). Pursuant to the LMA, the Tenant ratified the Lease Agreement, including the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rent to $135,000. The Lease Agreement expires on June 30, 2010.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. RESERVED.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock currently trades under the symbol BSTC on Nasdaq. We were listed and commenced trading on Nasdaq on January 9, 2009. From January 29, 2008 through market close on January 8, 2009, our common stock was quoted and traded on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol BSTC.OB. Prior to January 29, 2008, our common stock was quoted on the Pink Sheets.

The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2009 and 2008 as reported by and as quoted in the OTCBB or Nasdaq, as applicable:

2009	HIGH	LOW
Fourth Quarter	$33.00	$27.86
Third Quarter	$32.05	$23.67
Second Quarter	$24.98	$18.06
First Quarter	$21.50	$17.50

2008	HIGH	LOW
Fourth Quarter	$22.00	$11.75
Third Quarter	$22.50	$17.00
Second Quarter	$19.00	$11.00
First Quarter	$14.90	$9.50

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 1, 2010, to the best of our knowledge, there were approximately 844 beneficial stockholders of our common stock.

Dividends

It has been our policy to retain potential earnings to finance the growth and development of our business and not pay dividends, and we have no current plans to pay dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as such other factors as the Board may deem relevant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available
	of outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,464,850	$7.64	269,098
Equity compensation plans not approved by security holders	-	-	-
Total	1,464,850	$7.64	269,098

(1) Please see Note 9, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Biotechnology Index, and (ii) the NASDAQ Composite Index, assuming an investment of $100 on December 31, 2004, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among BioSpecifics Technologies Corp, the NASDAQ Biotechnology Index and the NASDAQ Composite Index

	12/30/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
BioSpecifics Technologies Corp.	$100.00	$55.03	$255.03	$671.14	$1,436.24	$1,969.80
Nasdaq Biotechnology Index	$100.00	$102.84	$103.89	$108.65	$94.93	$109.74
Nasdaq Composite Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31

Total return assumes $100 invested on December 31, 2004 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2009.

Recent Sales of Unregistered Securities

None.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth above, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEXTM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer pursuant to which Pfizer will market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Europe and various other territories.

Auxilium announced on February 2, 2010 that it received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord as further described in Item 1 of this Report under the heading “Collagenase for Treatment of Dupuytren’s Contracture.” Auxilium plans to launch XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, in late March 2010. In its March 2010 presentation materials, Auxilium stated, “We believe there are at least 450,000 potential patients annually in [the] U.S. and EU for Dupuytren’s & Peyronie’s indications or > $1 Billion opportunity based on market research and analysis.”

Auxilium has also announced the list price to distributors of XIAFLEX. In a February 17, 2010 press release, Auxilium stated this list price will be $3,250 and that it anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX. As discussed in more detail under Item 1 above in the section titled “Licensing and Marketing Agreements,” we will be entitled to low double-digit royalties for net sales of XIAFLEX pursuant to our development and licensing agreement with Auxilium.

Pfizer and Auxilium announced, on January 21, 2010, that the scientific/technical review procedure for the Marketing Authorization Approval for XIAFLEX for Dupuytren’s contracture in Europe had begun. Pfizer is responsible for marketing XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

The Auxilium Agreement and other licensing agreements are discussed more fully in Item 1 of this Report under the section titled “Licensing and Marketing Agreements.”

Outlook

We foresee the potential to generate income from limited sources in the next several years. In connection with the sale of our topical collagenase business to DFB in March 2006, we continue to receive payments for certain technical assistance and certain transition services that we provide to DFB, as well as earn out payments based on the sales of certain products. Under the Auxilium Agreement, in 2009 we received $6.375 million of the $75 million upfront payment paid to Auxilium by Pfizer. In March 2010, we anticipate receiving $1.275 million of the $15 million paid to Auxilium by Pfizer. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. Of these additional milestones, $135 million are tied to regulatory milestones and $260 million are based on sales milestones. In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval.

Based on our current business model, we expect to have adequate cash reserves until at least the second half of 2012. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of December 31, 2009 we had an accumulated deficit from continuing operations of approximately $8.4 million.

We are dependent to a significant extent on third parties, and our principal licensee, Auxilium, may not be able to successfully develop XIAFLEX for additional indications, obtain required regulatory approvals, manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and as a result we may not achieve sustained profitable operations.

As of December 31, 2009, we held no auction rate securities (“ARS”). In October 2008, the Company received notice from UBS of a solution that provided us the option to continue to hold our ARS or sell the securities back to UBS at par value plus any accrued interest. On October 24, 2008 we accepted UBS’s offer and instructed UBS that we would notify them if and when we want to exercise our rights and sell our ARS to UBS during the period January 2, 2009 through January 4, 2011. In early January 2009, we exercised our rights and instructed UBS to sell all our remaining ARS. On January 6, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

Critical Accounting Policies, Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We currently recognize revenues resulting from product sales, the licensing and sublicensing of the use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and payment is reasonably assured.

We enter into product development licenses and collaboration agreements that may contain multiple elements, such as upfront license and sublicense fees, and milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element.

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between various deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, nonrefundable upfront product license fees for product candidates where we are providing continuing services related to product development are deferred and recognized as revenue over the development period.

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

Royalty/Earn-Out Revenue. Under the DFB Agreement, pursuant to which we sold our topical collagenase business, we have the right to receive earn out payments in the future based on sales of certain products. Generally, under this agreement we would receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured.

Consulting and Technical Assistance Services. We recognize revenues from a consulting and technical assistance contracts primarily as a result of our DFB Agreement and Auxilium Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Inventory and Warranty Provisions. Inventories are stated at the lower of cost or realizable market value. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current inventory levels. In March 2006 we sold our topical collagenase business to DFB, including certain product inventory. As of a result of this sale our product inventory as of December 31, 2009 and 2008 was zero.

Reimbursable Third Party Development Costs. We accrue expenses for research and development and capitalize certain patent costs related to estimated third party development costs that are reimbursable under our agreement with Auxilium. Estimates are based on contractual terms, historical development costs, reviewing third party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses.

In January 2010, we received an updated invoice from Auxilium for approximately $3.0 million which represents an increase of approximately $0.2 million in the total amount due that Auxilium believes is owed by us through year end 2009 under this provision. The increase in 2009 was primarily due to patent and related legal fees. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs from approximately $2.8 million to approximately $3.0 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation as well as for reimbursable patent and related legal fees, and therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010 and have reclassified accrued third party development costs as current liabilities at December 31, 2009.

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

Further, ASC 718 requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2009 we recognized employee stock-based compensation as part of our operating expenses and allocated $108,465 to research and development expenses and $1,381,618 to general and administrative expenses.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Accounting Standards Codification 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”). Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the year ended December 31, 2009 was zero.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use. For the calendar years ended 2009 and 2008 product revenues were $39,035 and $37,343, respectively. This increase of $1,692 or 5% was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties/Earn-Out

All of the royalty revenues we received in 2009 are from DFB under the earn-out payment provision of the DFB Agreement. Total royalty revenues recognized under that agreement were $1,271,597 and $510,126 for calendar years 2009 and 2008, respectively. The increase of $761,470, or 149%, from calendar year 2008 to 2009 was due to certain sales levels achieved by DFB in connection with the sale of topical collagenase.

Licensing, Sublicensing and Milestone Revenues

We recognized as licensing, sublicensing and milestone revenue $1,565,125 and $7,440,125 in calendar years 2009 and 2008, respectively. The decrease of $5,875,000, or 79%, from 2008 to 2009 was due to a sublicense fee of $6,375,000 recognized in 2008 partially offset by a $500,000 milestone received in 2009 in connection with the Auxilium Agreement.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement and a consulting agreement signed in October 2007 with Auxilium. We recognize consulting revenues ratably over the term of the contract. The consulting obligations under the DFB Agreement generally expire during March 2011. For calendar years 2009 and 2008 we recognized $280,000 and $424,185, respectively, in consulting revenue. The decrease of $144,185 or 34% from 2008 to 2009 was primarily due to the recognition in 2008 of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

Research and Development Activities

Research and development expenses were $488,646 and $439,919 respectively, for calendar years 2009 and 2008, representing an increase from 2008 to 2009 of $48,727, or 11%. This increase was primarily due to certain employee costs which were reimbursable under the DFB Agreement until October 2008 and stock-based compensation expense partially offset by decreases in external study development costs.

General and Administrative Expenses

General and administrative expenses were $4,832,019 and $4,191,052 for calendar years 2009 and 2008, respectively, an increase of $640,967, or 15%, from 2008 to 2009. This increase was primarily due to outside consulting services, certain facility costs which were reimbursable under the DFB Agreement until October 2008, employee costs, legal fees and board member service partially offset by a decrease in patent related fees and stock-based compensation expense.

Other Income and expense

Other income, for calendar year 2009 was $46,791 compared to $262,811for calendar year 2008. Other income, during 2009 was due to interest of $55,693 earned on our investments and other consisting of tax penalties of $9,463 which was partially offset by a $600 gain related to an asset sale. Other income during 2008 was due to interest earned of $107,552 on our investments, a reversal of interest expense penalty of $80,409 associated with our delinquent tax filings partially offset by an interest expense tax payment of $33,880 after finalizing our delinquent tax returns, a reversal of accrued tax penalties of $103,203 and a small gain from the sale of an asset of $5,527.

Income Taxes

The income tax benefit for 2009 was $161,574 as compared to an income tax expense of $299,212 for 2008. In 2009 the Company utilized its current federal NOL to carry-back to the 2008 tax year to claim a refund of taxes paid of $198,239 which were partially offset by 2009 state tax of $1,784 and a $34,881 tax adjustment related to prior years’ tax returns. In 2008, we accrued approximately $494,234 associated with federal and state taxes based on our net income in 2008 which was partially offset by a tax benefit related to the exercise of stock options of $314,648 and we recognized a $195,022 tax benefit in connection with our 2007 net operating loss.

The Company’s statutory marginal federal tax rate is 34%. The effective rate for 2009 was (2.6%) reflecting the benefit derived from our net operating loss carry-back, deferred revenue and stock based compensation.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues under agreements with third parties and sales of our common stock. At December 31, 2009 and 2008 we had cash, cash equivalents and investments in the aggregate of $8,498,930 and $4,394,150, respectively.

Net Cash provided by Operating Activities

Net cash provided by operating activities in calendar year 2009 was $3,724,751, compared with net cash used in operating activities of $3,101,055 in calendar year 2008. The change in net cash provided by operating activities from 2008 to 2009 was primarily attributable to a reduction in accounts receivable due to the receipt of a payment for a sublicense fee of $6.375 million partially offset by an increase in earn-out royalties under certain agreements, higher operating expenses and lower accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities in calendar year 2009 was $3,648,541, compared with $1,167,000 in calendar year 2008. The change in net cash used in investing activities from 2008 to 2009 reflects our purchase of marketable securities of $6,448,295 partially offset by the redemption of marketable securities of $2,799,754. Net cash used in investing activities in 2008 reflects our investment in marketable securities of $2,000,000, a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1,250,000 and by the sale or maturity of marketable securities of $2,075,000.

Net Cash provided by Financing Activities

Net cash provided by financing activities for calendar year 2009 was $380,029 as compared $7,693,641 for calendar year 2008. Net cash provided by financing activities in 2009 was from proceeds received from stock option exercises. Net cash provided by financing activities for 2008 consisted of proceeds from the sale of our common stock of $6,007,047, repayment of an outstanding loan from our former Chairman and CEO of $1,116,558, $314,648 related to excess tax benefits from share-based payment arrangements and proceeds received from stock option exercises of $255,388.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. FINANCIAL STATEMENTS.

For the discussion of Item 8, “Financial Statements” please see the Consolidated Financial Statements, beginning on page F-1 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. We believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on this criteria.

Tabriztchi & Co, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

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
ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying balance sheets of BioSpecifics Technologies Corp. as of December 31, 2008 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. BioSpecifics Technologies Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioSpecifics Technologies Corp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, NY
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited BioSpecifics Technologies Corp's internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioSpecifics Technologies Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioSpecifics Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Pubic Company Accounting Oversight Board (United States), the balance sheets of December 31, 2009 and 2008 and the related statements of income, stockholders' equity and comprehensive income, and cash flow of BioSpecifics Technologies Corp. for each of the two years then ended, and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.
Tabriztchi & Co., CPA, P.C.
Garden City, NY
March 12, 2010

BioSpecifics Technologies Corp.
Consolidated Balance Sheet
December 31,

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,950,389	$3,494,150
Short term investments	4,548,541	900,000
Accounts receivable, net	1,295,399	6,912,001
Income tax receivable	416,821	40,780
Prepaid expenses and other current assets	63,260	67,709
Total current assets	10,274,410	11,414,640

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	610	2,297
Patent costs, net	223,458	164,424

Total assets	11,748,478	12,831,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	584,509	642,465
Accrued third party development expenses	2,965,225	-
Deferred revenue	877,778	1,271,792
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	4,505,650	1,992,395

Accrued third party development expenses	-	2,758,595
Deferred revenue - license fees	1,150,721	1,901,832

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,327,318 and 6,140,068 shares issued and outstanding at December 31, 2009 and 2008, respectively	6,327	6,140
Additional paid-in capital	15,164,727	13,294,803
Accumulated deficit	(8,384,990)	(6,428,447)
Treasury stock, 131,267 shares at cost as of December 31, 2009 and 2008	(693,957)	(693,957)
Total stockholders' equity	6,092,107	6,178,539

Total liabilities and stockholders’ equity	$11,748,478	$12,831,361

BioSpecifics Technologies Corp.
Consolidated Statements of Operations Years Ended
December 31,

	2009	2008
Revenues:
Net sales	$39,035	$37,343
Royalties	1,271,597	510,127
Licensing fees	1,565,125	7,440,125
Consulting fees	280,000	424,185
Total revenues	3,155,757	8,411,780

Costs and expenses:
Research and development	488,646	439,919
General and administrative	4,832,019	4,191,052
Total costs and expenses	5,320,665	4,630,971
Operating income (loss)	(2,164,908)	3,780,809

Other income (expense):
Interest income	55,693	107,552
Interest expense	(39)	46,529
Other	(8,863)	108,730
	46,791	262,811

Income (loss) before benefit (expense) for income tax	(2,118,117)	4,043,620
Income tax benefit (expense)	161,574	(299,212)
Net income (loss)	$(1,956,543)	$3,744,408

Basic net income (loss) per share	$(0.32)	$0.64

Diluted net income (loss) per share	$(0.32)	$0.55

Shares used in computation of basic net income (loss) per share	6,065,939	5,854,836
Shares used in computation of diluted net income (loss) per share	6,065,939	6,836,911

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
Years Ended December 31,

Cash flows from operating activities:	2009	2008
Net income (loss)	$(1,956,543)	$3,744,408
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,669	55,774
Gain on disposal of fixed assets	-	(5,535)
Stock-based compensation expense	1,490,083	1,476,148
Deferred revenue	(1,145,125)	(1,145,125)
Changes in operating assets and liabilities:
Accounts receivable	5,616,601	(6,843,974)
Prepaid expenses and other current assets	(371,592)	5,449
Accounts payable and accrued expenses	55,658	(388,200)
Net cash provided by (used in) operating activities from continuing operations	3,724,751	(3,101,055)

Cash flows from investing activities:
Maturities of marketable securities	2,799,754	2,075,000
Purchases of marketable securities	(6,448,295)	(2,000,000)
Payment for royalty buy down	-	(1,250,000)
Proceeds from sale of fixed asset	-	8,000
Net cash used in investing activities from continuing operations	(3,648,541)	(1,167,000)

Cash flows from financing activities:
Proceeds from issuance of capital stock	-	6,007,047
Proceeds from stock option exercises	380,029	255,388
Excess tax benefits from share-based payment arrangements	-	314,648
Proceeds from pay-off of notes receivable from former CEO and Chairman	-	1,116,558
Net cash provided by financing activities from continuing operations	380,029	7,693,641

Increase (decrease) in cash and cash equivalents	456,239	3,425,586
Cash and cash equivalents at beginning of year	3,494,150	68,564
Cash and cash equivalents at end of year	$3,950,389	$3,494,150

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$33,880
Taxes	$214,467	$225,824

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of December 31, 2009 we accrued $282,297 related to this issue of which $33,983 and $24,856 was amortized in the 2009 and 2008 periods, respectively.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit
Balances - December 31, 2007	5,480,768	$5,481	$4,751,447	$(10,172,855)

Issuance of common stock at $10.50 to a private investor, net of issuance costs	200,000	200	2,093,450	-
Issuance of common stock at $13.00 to a private investor, net of issuance costs	100,000	100	1,299,900	-
Issuance of common stock at $15.00 to a private investor, net of issuance costs	100,000	100	1,488,929	-
Issuance of common stock at $22.50 to a private investor, net of issuance costs	50,000	50	1,124,318	-
Issuance of common stock under stock option plans	209,300	209	255,178
Tax benefit from exercised stock options	-	-	314,648	-
Stock compensation expense	-	-	1,476,149	-
Payment from former CEO and Chairman loan principal and interest	-	-	490,784	-
Net income	-	-	-	3,744,408
Balances - December 31, 2008	6,140,068	$6,140	$13,294,803	$(6,428,447)

Issuance of common stock under stock option plans	187,250	187	379,841	-
Stock compensation expense	-	-	1,490,083	-
Net loss	-	-	-	(1,956,543)
Balances - December 31, 2009	6,327,318	$6,327	$15,164,727	$(8,384,990)

		Due from
		former	Shareholder
	Treasury	Chairman	Equity (Deficit)
	Stock	and CEO	Total

Balances - December 31, 2007	(693,957)	$(625,774)	$(6,735,658)

Issuance of common stock at $10.50 to a private investor, net of issuance costs	-	-
Issuance of common stock at $13.00 to a private investor, net of issuance costs	-	-	2,093,650
Issuance of common stock at $15.00 to a private investor, net of issuance costs	-	-	1,300,000 1,489,029
Issuance of common stock at $22.50 to a private investor, net of issuance costs	-	-	1,124,368
Issuance of common stock under stock option plans	-	-	255,387
Tax benefit of exercised stock options			314,648
Stock compensation expense			1,476,149
Payment from former CEO and Chairman loan principal and interest	-	625,774	1,116,558
Net income	-	-	3,744,408
Balances - December 31, 2008	(693,957)	$-	$6,178,539

Issuance of common stock under stock option plans	-	-	380,028
Stock compensation expense	-	-	1,490,083
Net loss	-	-	(1,956,543)
Balances - December 31, 2009	(693,957)	$-	6,092,107

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named “XIAFLEXTM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite.

We entered into the development and license agreement with Auxilium on June 3, 2004, as amended on May 10, 2005 and December 15, 2005, respectively (the “Prior Auxilium Agreement”), pursuant to which we granted to Auxilium an exclusive worldwide license to develop, market and sell products containing our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie's disease and frozen shoulder, as well as an exclusive option to develop and license the technology for use in additional indications other than dermal formulations labeled for topical administration.

On December 11, 2008, the parties amended and restated, in its entirety, the Prior Auxilium Agreement (the “Auxilium Agreement”), which became effective on December 17, 2008 upon the execution and effectiveness of the Development, Commercialization and Supply Agreement, dated December 17, 2008 (the “Pfizer Agreement”) between Auxilium International Holdings, Inc., a wholly-owned subsidiary of Auxilium, and Pfizer, Inc. (“Pfizer”). Under the Pfizer Agreement, Pfizer will market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Europe and various other territories.

DISCONTINUED OPERATIONS

Prior to March 2006, we were a party to an exclusive license agreement with Abbott Laboratories, Inc. and its subsidiaries, for the production of the active pharmaceutical ingredient for topical collagenase. In March 2006 we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), including all rights to the exclusive license agreement and we were released of any obligations thereunder (the “DFB Agreement”).

In addition, at the closing of the DFB Agreement, DFB (i) acquired from us certain inventory and manufacturing equipment used in the topical collagenase business, (ii) was granted a perpetual royalty free license to use, solely in connection with the topical collagenase business, certain intangible assets retained by us and (iii) was granted the right (for a limited period of time which was subsequently extended until October 2009) to use, solely in connection with the topical collagenase business, certain tangible assets retained by us. As part of the sale, we transferred to DFB our FDA manufacturing license.

As consideration for the purchased assets we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the DFB Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. As of December 31, 2009, we have received a total of $1.2 million in payments from DFB. The consulting obligations generally expire during March 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Management Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurements and Disclosures, requires expanded disclosures about fair value measurements. We adopted these provisions relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on our consolidated financial statements.

Auction Rate Securities

As of December 31, 2009, we held no auction rate securities (“ARS”). In October 2008, the Company received notice from UBS of a solution that provided us the option to continue to hold our ARS or sell the securities back to UBS at par value plus any accrued interest. On October 24, 2008 we accepted UBS’s offer and instructed UBS that we would notify them if and when we want to exercise our rights and sell our ARS to UBS during the period January 2, 2009 through January 4, 2011. In early January 2009, we exercised our rights and instructed UBS to sell all our remaining ARS. On January 6, 2009, we received the remaining principal balance of our investment in auction rate securities of $0.9 million.

Revenue Recognition

We currently recognize revenues resulting from product sales, the licensing and sublicensing of the use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

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

Net sales include the sales of the collagenase for lab use that are recognized at the time the product is shipped to customers for laboratory use.

Royalty/Earn-Out Revenue

Under the DFB Agreement, pursuant to which we sold our topical collagenase business, we have the right to receive earn out payments in the future based on sales of certain products. Generally, under this agreement we would receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured.

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

Consulting and Technical Assistance Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of our DFB Agreement and Auxilium Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB generally expire during March 2011.

Accounts receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which when realized have been within the range of management’s expectations. Our policy is to write off bad debts as uncollectible when it is determined that they cannot be collected.

As of December 31, 2009, accounts receivables include approximately $1.3 million due from DFB in accordance with the terms of the Asset Purchase Agreement. Under the Asset Purchase Agreement with DFB, we receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses.

In January 2010, we received an updated invoice from Auxilium for approximately $3.0 million which represents an increase of approximately $0.2 million in the total amount due that Auxilium believes is owed by us through year end 2009 under this provision. The increase in 2009 was primarily due to patent and related legal fees. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs from approximately $2.8 million to approximately $3.0 million.

Based on our preliminary review, we believe that only a portion of the amount charged actually relates to the development of the lyophilization of the injection formulation as well as for reimbursable patent and related legal fees and, therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010 and have reclassified accrued third party development costs as current liabilities at December 31, 2009.

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

Stock Based Compensation

The Company has two stock-based compensation plans in effect which are described more fully in Note 9. Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and common stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The ranges of valuation assumptions used were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Stock Option Plans
Expected life, in years	5.0	5.0
Risk free interest rate	1.9%- 2.7%	1.9%- 2.9%
Volatility	41% - 69%	61% - 80%
Dividend yield	—	—

Further, ASC 718 requires that employee stock-based compensation costs to be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period.

Stock-based compensation expense recognized under ASC 718 was as follows:

	December 31,
	2009	2008
Research and development	$108,465	$37,789
General and administrative	1,381,618	1,438,360
Total stock-based compensation expense	$1,490,083	$1,476,149

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Accounting Standards Codification 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”). Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2009 and 2008 was zero and $572,424, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years.

Patent Costs

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 4 to 12 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of December 31, 2009, the Company’s capitalized costs related to certain patents paid by Auxilium on behalf of the Company and are reimbursable to Auxilium under our agreement. These patent costs are creditable against future royalty revenues. At December 31, net patent costs consisted of:

	2009	2008
Patents, net	$223,458	$164,424

The amortization expense for patents was $33,983 and $24,856, for the years ended December 31, 2009 and 2008. The estimated aggregate amortization expense for each of the next five years is as follows:

2010	$39,000
2011	39,000
2012	36,000
2013	34,000
2014	29,000

Income Taxes

In accordance with Accounting Standards Codification 740-10-45-25, Income Statement Classification of Interest and Penalties (“ASC 740-10-45-25”) we classify interest associated with income taxes under interest expense and tax penalties under other.

Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 3.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the quarter ended June 30, 2009, and have evaluated subsequent events through March 11, 2010.

In June 2009, the FASB issued an update of ASC 105, Generally Accepted Accounting Principles (“ASC 105”), changing the accounting for securitizations and special-purpose entities. ASC 105 enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. The concept of a “qualifying special-purpose entity” is eliminated and the requirements for derecognizing financial assets have been modified. ASC 105 modifies the criteria which determine whether an entity should be consolidated. ASC 105 enhances the disclosure requirements related to an entity’s involvement with variable interest entities and any changes to the related risk exposure. ASC 105 will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of these standards will have on our financial statements and related disclosures.

In June 2009, the FASB issued an update of ASC 105, Generally accepted accounting principles (“ASC 105”), which establishes the FASB Accounting Standards CodificationTM, or Codification, which supersedes all existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. We have conformed our financial statements and related Notes to the new Codification.

In September 2009, the EITF reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605 and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this Issue will have on our financial statements.

3. FAIR VALUE MEASUREMENTS

ASC 820 requires expanded disclosures about fair value measurements. We adopted these provisions relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,950,389	-	-
Certificates of Deposit	4,548,541	-	-

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

	2009	2008
Net income (loss) for diluted computation	$(1,956,543)	$3,744,408
Weighted average shares:
Basic	6,065,939	5,854,836
Effect of dilutive securities:	-	982,075
Stock options
	6,065,939	6,836,911
Diluted

Net Income (Loss) Per Share:
Basic	$(0.32)	$0.64
Diluted	$(0.32)	$0.55

For the year ended December 31, 2009, 923,900 of potential common shares were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the Company’s 2009 net loss.

5. INVENTORIES, NET

None.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2009	2008
Machinery and equipment	$562,610	$562,610
Furniture and fixtures	91,928	91,928
Leasehold improvements	1,185,059	1,185,059
	1,839,597	1,839,597
Less accumulated depreciation and amortization	(1,838,987)	(1,837,300)
	$610	$2,297

Total depreciation expense amounted to $1,687 and $30,919 for calendar years 2009 and 2008, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2009	2008
Trade accounts payable and accrued expenses	$378,872	$409,433
Accrued legal and other professional fees	70,935	117,837
Accrued payroll and related costs	134,702	115,195
	$584,509	$642,465

8. INCOME TAXES

The provision for income taxes consist of the following:

Year ended December 31,

	2009	2008
Current:
Federal	$(198,239)	$172,186
State	1,784	7,400
	(196,455)	179,586
Deferred:
Federal	-	-
State	-	-

Total	$(196,455)	$179,586

The effective income tax rate of the Company differs from the federal statutory tax rate of 34% due to the following items:

Year ended December 31,

	2009		2008
Computed tax expense at statutory rate	(34.0%	)	34.0%
State income taxes, net of federal tax benefit	(0.03%	)	0.1%
Deferred revenues	(17.1%	)	(9.0%	)
Tax benefit of exercised options and warrant	-		(6.4%	)
Stock-based compensation	23.9%		12.4%
Tax benefit of NOL	-		(14.7%	)
Depreciation and amortization	0.3%		(8.4%	)
Tax refund 2008	(3.2%	)	-
Other	1.1%		(3.6%	)
Increase (decrease) in valuation allowance	25.8%		-
Effective tax rate (benefit)	(3.2%	)	4.4%

The significant components of the Company's net deferred tax assets are summarized as follows:

Year ended December 31,

	2009	2008

Tax Credit carryforward	1,039,390	$1,039,390
Deferred revenues	741,714	1,231,287
Other	54,846	37,736
Options	406,517	815,686
Net operating loss carryforward	556,504	128,775

Net deferred tax assets before valuation allowance	2,798,971	3,252,874
Valuation allowance	(2,798,971)	(3,252,874)

Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Based on the Company's uncertainty of anticipated future taxable income, the Company is keeping a full valuation allowance for all its deferred tax assets. The Company’s valuation allowance decreased by $255,664 primarily due to the recognition of deferred revenue under the DFB and Auxilium Agreements and change in estimate related to incentive stock options.

At December 31, 2009, we had federal tax return net operating loss carry forwards of approximately $1.6 million, which will expire in 2029, if not utilized. In addition, we had state tax return net operating loss carry forwards of approximately $3.3 million related to New York State, which will expire in 2027 through 2029 if not utilized. The recorded deferred tax asset amount of $0.5 million for net operating losses shown in the above table is net of windfall stock compensation deductions due to the disqualification of certain stock option that were exercised and sold in 2009, which when realized, will be recorded directly to additional paid-in capital in accordance with ASC 718-25-09.

The Company plans to apply $198,239 of its NOL deferred tax asset in applying for a refund of federal income taxes paid for fiscal year 2008. The effect of this carry back is to reduce the tax asset related to our NOL by $198,239.

At December 31, 2009, we had orphan drug tax credits of approximately $1.0 million that can be carried forward and will generally expire in 2023 through 2029, if not utilized.

As of December 31, 2009, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position.

9. STOCKHOLDERS’ EQUITY

Stock Option Plans

In July 1997, the Company's stockholders approved a stock option plan (the “1997 Plan”) for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees which expired in July 2007. Under the 1997 Plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Board, at its discretion, may provide for different vesting schedules. The options expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. In accordance with terms of the 1997 Plan, no options were granted ten years after the effective date of the 1997 Plan, or July 2007. In July 2007, approximately 231,000 stock options expired unissued, and there are no shares available for grant remaining under the 1997 Plan. As of December 31, 2009 there were 29,000 options outstanding under the 1997 Plan.

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan”), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. On June 17, 2009, our stockholders approved an amendment to the 2001 Plan to extend the term of the 2001 Plan from April 6, 2011 to April 23, 2019 and to authorize an additional 300,000 shares of our common stock for issuance under the 2001 Plan. A total of 2,050,000 shares of common stock are now authorized for issuance under the amended 2001 Plan. The Company filed a Registration Statement on Form S-8 for the 2001 Plan with the Commission on October 5, 2007 and on July 15, 2009 as amended to register these securities. As of December 31, 2009 options to purchase 1,464,850 shares of common stock were outstanding under the 1997 Plan and 2001 Plan, and a total of 269,098 shares available for grant remaining under the 2001 Plan.

The summary of the stock options activity is as follows for year ended:

	December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,427,100	4.25	1,409,700	$1.86
Options granted	225,000	24.43	232,500	16.00
Options exercised	(187,250)	2.03	(209,300)	1.22
Options canceled or expired	--	--	(5,800)	4.18
Outstanding at end of year	1,464,850	7.64	1,427,100	4.25
Options exercisable at year end	1,164,850	4.98	1,220,850	3.12
Shares available for future grant	269,098	--	194,098	--

During 2009, the Company granted 225,000 options to Board members, employees and consultants on various dates. Of the 225,000 options granted in 2009, 75,000 options granted to our Board members vest over one year, 40,000 options granted to our employees vest over four years, 50,000 options granted to the President are contingent upon obtaining certain corporate milestones and 60,000 options granted to a consultant vest upon achievement of certain corporate milestones. As of December 31, 2009, the contingent grant milestone to our President was not achieved and no employee stock-based compensation cost was recognized. During 2008, the Company granted 232,500 options to Board members, employees and consultants on various dates. Of the 232,500 options granted in 2008, 200,000 options granted to our Board members vest over one year, 30,000 options granted to our employees vest over four years, 2,500 options granted to our employees vested immediately and 50,000 options granted to a consultant vested immediately. The options granted in 2009 and 2008 were granted at exercise prices ranging from $18.21 to $30.79 per share.

The following table summarizes information relating to stock options by exercise price at December 31, 2009:

Outstanding			Exercisable

			Weighted		Weighted
Option		Weighted	Average		Average
Exercise		Average Life	Exercise		Option
Price	Shares	(years)	Price	Shares	Price
$0.83-2.00	745,350	5.24	$1.00	695,350	$1.01
4.00-6.00	262,000	7.41	4.68	237,000	4.65
13.00-14.00	125,000	8.38	13.51	102,500	13.57
17.00-18.99	70,000	9.48	17.69	30,000	17.00
19.00-21.00	142,500	8.75	20.24	85,000	19.73
26.00-28.00	45,000	9.69	26.43	11,250	26.43
29.00-31.00	75,000	9.88	29.53	3.750	30.79
	1,464,850	6.79	$7.64	1,164,850	$4.98

The weighted-average grant-date fair value for options granted during 2009 was $24.43 per share and $16.00 per share in 2008. During the 2009 and 2008, $380,029 and $255,388 were received from stock options exercised by employees, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 was approximately $31.5 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $32.01 on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of December 31, 2009 was approximately $1.9 million which we expect to recognize over a weighted-average period of 1.2 years.

During 2009, the exercise of 114,000 stock options resulted in a realized benefit of $1.1 million in tax return deductions, in excess of compensation cost recognized and is accounted for as a reduction of the Company’s tax liability and an increase in additional paid-in capital.

Accounting Standards Codification 230, Statement of Cash Flows (“ASC 230”), as amended, the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized is classified as a cash inflow from financing activities and a cash outflow from operating activities in the statement of cash flows.

10. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company's operations are principally conducted on leased premises. Future minimum annual rental payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

     2010        $67,500
     thereafter    -0-

Rent expense under all operating leases amounted to approximately $136,250 and $150,000 for calendar year 2009 and 2008.

As previously reported, ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”), entered into a Commercial Lease Agreement on January 30, 1998 (the “Commercial Lease Agreement”), pursuant to which the Landlord leased to ABC the premises located at 35 Wilbur Street, Lynbrook, NY 11563 (the “Premises”) for a term of 7 years or until January 31, 2005 and for an annual rental price of $125,000.

Also as previously reported, the Tenant, without the approval of the board of directors of the Company, and the Landlord entered into an Extension and Modification Agreement on July 1, 2005 (the “Modification Agreement” and together with the Commercial Lease Agreement, the “Lease Agreement”), pursuant to which the term of the Commercial Lease Agreement was extended for an additional 5 years or until June 30, 2010 and the annual rental price for the Premises increased to $150,000.

In connection with the settlement of the previously reported dispute between the Tenant and the Landlord regarding payments of amounts due under the Modification Agreement, the parties entered into a Lease Modification Agreement dated June 22, 2009 and effective as of June 24, 2009 (the “LMA”). Pursuant to the LMA, the Tenant ratified the Lease Agreement, including the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rental price of the Premises to $135,000. The Lease Agreement expires on June 30, 2010.

Receivables and Deferred Revenue

Under the DFB Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing of the DFB Agreement, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. As of December 31, 2009, we have received a total of $1,200,000 in payments from DFB. The consulting obligations generally expire during March 2011. As of December 31, 2009, the remaining accounts receivable balance due was $200,000 for future services and was offset by the associated deferred revenues to be recognized in future periods of $200,000.

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

As described above in Note 10, Tenant and the Landlord entered into the LMA, pursuant to which, the Tenant ratified the Lease Agreement, including the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rental price of the Premises to $135,000.

12. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2009 or 2008.

13. SUBSEQUENT EVENTS

On January 21, 2010, Pfizer and Auxilium announced that Pfizer received notification from the European Medicines Agency that the Marketing Authorization Application (MAA) for XIAFLEX for the treatment of Dupuytren's contracture has completed the validation phase successfully. As a result, the scientific/technical review procedure began on January 21, 2010.

Auxilium announced on February 2, 2010 that it received marketing approval from the United States Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord as further described in this Item 1 under the heading “Collagenase for Treatment of Dupuytren’s Contracture.” Auxilium plans to launch XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, in late March 2010. Pfizer and Auxilium have also announced that the scientific/technical review procedure for the Marketing Authorization Approval for XIAFLEX for Dupuytren’s contracture in Europe began on January 21, 2010.

In a February 17, 2010 press release, Auxilium announced that the list price to distributors of XIAFLEX will be $3,250 and that it anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX.

14. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2009 and 2008. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Net sales	$343,473	$1,221,595	$836,568	$754,122
Operating profit (loss)	(939,370)	(43,082)	(453,237)	(729,219)
Net income (loss)	(945,977)	(87,809)	(382,121)	(540,637)
Basic earnings per share	(0.16)	(0.01)	(0.06)	(0.09)
Diluted earnings per share (1)	(0.16)	(0.01)	(0.06)	(0.09)

Year ended December 31, 2008
Net sales	$401,219	$434,356	$349,323	$7,226,882
Operating profit (loss)	(493,508)	(833,392)	(588,988)	5,696,697
Net income (loss)	(463,684)	(801,337)	(214,008)	5,223,437
Basic earnings per share	(0.08)	(0.14)	(0.04)	0.87
Diluted earnings per share (1)	(0.08)	(0.14)	(0.04)	0.75

(1) Quarterly income (loss) per share may not equal the annual reported amounts

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit	Description
Number
3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
3.2	Registrant’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.1	Lease Modification Agreement dated June 22, 2009 between ABC-NY, the Company and Wilbur St. Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on June 29, 2009)
10.2	Copy of Extension and Modification Agreement, dated July 1, 2005, between the Company and the Wilbur Street Corporation (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.3	Asset Purchase Agreement between the Company, ABC-NY and DFB dated March 3, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the Commission on March 9, 2006)
10.4	Amendment to Asset Purchase Agreement between the Company, ABC-NY and DFB dated January 8, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on January 12, 2007)
10.5	Dupuytren’s License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)
10.6	Frozen Shoulder License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)
10.7	Form of 1997 Stock Option Plan of Registrant (incorporated by reference as Exhibit 4.1 of the Registrant’s Form S-8 filed with the Commission on September 26, 1997)
10.8	Amended and Restated 2001 Stock Option Plan of Registrant (incorporated by reference to Appendix D of the Registrant’s Schedule14A filed with the Commission on April 30, 2009)
10.9	Rights Agreement dated as of May 14, 2002 (incorporated by reference as Exhibit 1 to the Registrant’s Form 8-A filed with the Commission on May 30, 2002)
10.10	Amendment No.1 to Rights Agreement, dated June 19, 2003 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.11	Change of Control Agreement, dated June 18, 2007 between the Company and Henry Morgan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)
10.12	Change of Control Agreement, dated June 18, 2007 between the Company and Michael Schamroth (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)
10.13	Change of Control Agreement, dated June 18, 2007 between the Company and Dr. Paul Gitman (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)
10.14	Agreement dated August 27, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on September 5, 2008)
10.15	Amended and Restated Development and License Agreement dated December 11, 2008 and effective December 17, 2008 between the Company and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on December 19, 2008)
10.16	Executive Employment Agreement, dated August 5, 2008 between the Company and Thomas L. Wegman (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on August 8, 2008)
10.17	Change of Control Agreement, dated October 1, 2008 between the Company and Dr. Matthew Geller
14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
23*	Consent of Tabriztchi & Co. CPA, P.C.*
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________
* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 15, 2010

BIOSPECIFICS TECHNOLOGIES CORP.

By: /s/ Thomas L. Wegman
Name: Thomas L. Wegman
Title: President

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Thomas L. Wegman	President, Director, and Principal Executive, Financial
Name: Thomas L. Wegman	and Accounting Officer
Date: March 15, 2010

/s/ Henry Morgan	Director
Name: Henry Morgan
Date: March 15, 2010

/s/ Dr. Paul Gitman	Director
Name: Dr. Paul Gitman
Date: March 15, 2010

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date: March 15, 2010

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 15, 2010