Form 10-Q
period 2010-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2010-05-10
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

001-34236
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding May 4, 2010
Common Stock ($.001 par value)	6,276,551

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors as discussed in Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K for the year ended December 31, 2009, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why actual results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,733,620	$3,950,389
Short-term investments	4,548,541	4,548,541
Accounts receivable, net	227,552	1,295,399
Income tax receivable	418,605	416,821
Prepaid expenses and other current assets	73,581	63,260
Total current assets	12,001,899	10,274,410

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	406	610
Patent costs, net	213,748	223,458

Total assets	13,466,053	11,748,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	1,110,529	584,509
Accrued third-party development expenses	3,742,376	2,965,225
Deferred revenue	843,768	877,778
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	5,774,811	4,505,650

Long-term deferred revenue	1,041,447	1,150,721

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,365,818 and 6,327,318 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6,366	6,327
Additional paid-in capital	15,976,557	15,164,727
Accumulated deficit	(8,639,171)	(8,384,990)
Treasury stock, 131,267 shares at cost at March 31, 2010 and December 31, 2009	(693,957)	(693,957)
Total stockholders' equity	6,649,795	6,092,107

Total liabilities and stockholders’ equity	$13,466,053	$11,748,478

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Net sales	$8,936	$7,191
Royalties	31,812	-
Licensing fees	2,548,284	266,281
Consulting fees	70,000	70,000
Total Revenues	2,659,032	343,472

Costs and expenses:
Research and development	896,817	115,871
General and administrative	2,034,178	1,166,971
Total Cost and Expenses	2,930,995	1,282,842

Operating loss	(271,963)	(939,370)

Other income (expense):
Interest income	25,850	2,857
Interest expense	-	-
Other	-	(9,463)
	25,850	(6,606)

Loss before expense for income tax	(246,113)	(945,976)
Income tax expense	(8,067)	-

Net loss	$(254,180)	$(945,976)

Basic and diluted net loss per share	$(0.04)	$(0.16)

Shares used in computation of basic and diluted net loss per share	6,213,995	6,008,834

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
Cash flows from operating activities:	2010	2009
Net loss	$(254,180)	$(945,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,914	7,636
Stock-based compensation expense	775,068	429,587
Deferred revenue	(143,284)	(136,281)
Changes in operating assets and liabilities:
Accounts receivable	1,067,847	6,885,947
Prepaid expenses and other current assets	(12,105)	(1,115)
Accounts payable and accrued expenses	1,303,173	104,265
Net cash provided by operating activities	2,746,431	6,344,063

Cash flows from investing activities:
Maturities of marketable securities	-	900,000
Net cash provided by investing activities	-	900,000

Cash flows from financing activities:
Proceeds from stock option exercises	36,800	3,000
Net cash provided by financing activities	36,800	3,000

Increase in cash and cash equivalents	2,783,231	7,247,063
Cash and cash equivalents at beginning of year	3,950,389	3,494,150
Cash and cash equivalents at end of year	$6,733,620	$10,741,213

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$9,851	$-

Supplemental disclosures of non-cash transactions:

Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of March 31, 2010 we accrued $282,297 related to these costs of which $9,710 was amortized in the 2010 period and $7,214 in the 2009 comparable period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have an Amended and Restated Development and License Agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which became effective on December 17, 2008 (the “Auxilium Agreement”). Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEXTM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer will market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on February 2, 2010 that it received marketing approval from the United States Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, became available by prescription for such treatment in March 2010. In its May 2010 presentation materials, Auxilium stated, “We believe worldwide peak revenues for XIAFLEX could be in excess of $1 Billion annually.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reporting.

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiary, ABC-NY.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, United States government securities, or certificates of deposit.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,733,620	-	-
Certificates of Deposit	4,548,541	-	-

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

Net sales include the sales of the collagenase for laboratory use that are recognized at the time the product is shipped to customers for laboratory use.

Royalty/Earn-Out Revenue

Under the Auxilium Agreement, we do not participate in the selling or marketing of products for which we receive royalties. Under the Auxilium Agreement, the royalty reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears.

Under a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product.

For those arrangements for which earn-out payment or royalty information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of earn-out payments or royalty revenues cannot be made, the earn-out payment or royalty revenues are recognized in the quarter that the applicable licensee provides the written report and related information to us.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones for which we are providing continuing services related to product development, are primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our or our partners’ submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the FDA or other regulatory agencies require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

Consulting and Technical Assistance Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB expire during March 2011.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which when realized have been within the range of management’s expectations. Our policy is to write off bad debts as uncollectible when it is determined that they cannot be collected.

Reimbursable Third Party Development Costs

We accrue expenses for research and development and capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. Estimates are based on contractual terms, historical development costs, reviewing third party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses. In April 2010, we received an updated invoice from Auxilium for approximately $3.7 million which represents an increase of approximately $0.8 million in the total amount due that Auxilium believes is owed by us through March 31, 2010 under this provision. The increase in 2010 was primarily due to third party development expenses. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs to approximately $3.7 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses, and therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of December 31, 2009, accordingly.

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

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with various clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements are subject to negotiation and vary from agreement to agreement and may result in uneven payment flows. Payments under such agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial, or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual cost of services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the patient’s continued participation in the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

Stock-Based Compensation

The Company has two stock-based compensation plans in effect. Under Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method in accordance with SEC Staff Accounting Bulletin 107. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant any stock options during the three months ended March 31, 2010.

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

Stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2010	2009

Research and development	$23,637	$13,916

General and administrative	751,431	415,671
Total stock-based compensation expense	$775,068	$429,587

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2010 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price
Outstanding as of December 31, 2009	1,464,850	$7.64
Granted	-	-
Forfeited	-	-
Exercised	(38,500)	$0.96
Expired	-	-
Outstanding as of March 31, 2010	1,426,350	$7.82

Exercisable as of March 31, 2010	1,152,600	$5.51

The Company did not grant stock options during the first quarter of 2010. The total number of outstanding options as of March 31, 2010 was 1,426,350.

During the three months ended March 31, 2010 and 2009, $36,800 and $3,000, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2010 was approximately $25.6 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $27.75 on March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of March 31, 2010 was approximately $1.8 million which we expect to recognize over a weighted-average period of 1.2 years.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease, which is less than 1 year.

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

We use the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification 740-10-25-2. Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax basis of assets and liabilities at the statutory rates enacted for future periods. In accordance with Accounting Standards Codification 740-10-45-25, Income Statement Classification of Interest and Penalties, we classify interest associated with income taxes under interest expense and tax penalties under other.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describing the reasons for the transfers. These disclosure requirements were effective for reporting periods beginning after December 15, 2009, and had no material impact on the Company’s financial statements for the period ended March 31, 2010. Additionally, ASU 2010-06 requires disclosure of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on its consolidated results of operations, financial position or liquidity.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended FASB Accounting Standards Codification 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company has incorporated this guidance into this Report.

In April 2010, FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of the provisions of ASU 2010-17 on its consolidated results of operations, financial position or liquidity.

3. NET LOSS PER SHARE

In accordance with Accounting Standards Codification 260, Earnings Per Share, basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the converted method. For the three months ended March 31, 2010 and 2009, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Stock options	930,625	1,006,547

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(254,180)	$(945,976)
Other comprehensive gain:
Change in unrealized gain on marketable securities	-	-
Total Comprehensive Gain (loss)	$(254,180)	$(945,976)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009
Trade accounts payable and accrued expenses	$893,303	$378,872
Accrued legal and other professional fees	75,535	70,935
Accrued payroll and related costs	141,691	134,702

Total	$1,110,529	$584,509

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 4 to 12 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2010, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Net patent costs consisted of:

	March 31,	December 31,
	2010	2009
Patents	$282,297	$282,297
Accumulated Amortization	(68,549)	(58,839)
	$213,748	$223,458

The amortization expense for patents was $9,710, for the three months ended March 31, 2010, and $7,214, for the same period in 2009. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2011	37,000
2012	34,000
2013	32,000
2014	27,000
2015	27,000

7. INCOME TAXES

The reconciliation of statutory to effective tax rate is as follows:

	March 31	December 31,
	2010	2009
Computed tax expense at statutory rate	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(0.73)%	(0.03)%
Deferred revenues	(39.23)%	(17.10)%
Stock-based compensation	103.68%	23.92%
Tax benefit of NOL	(31.06)%	-%
Depreciation and amortization	0.66%	0.28%
Tax refund 2008	-%	(3.18)%
Other	0.68%	1.13%
Increase (decrease) in valuation allowance	-%	25.80%
Effective tax rate (benefit)	-%	(3.18)%

The significant components of the Company's deferred tax assets (liabilities), pursuant to Accounting Standards Codification 740-10-50 are summarized as follows:

	March 31,	December 31,
	2010	2009

Tax Credit carryforward	1,039,390	1,039,390
Deferred revenues	476,533	741,714
Other	-	54,846
Options	1,539,377	406,517
Net operating loss carryforward	459,728	556,504

Net deferred tax assets before valuation allowance	3,515,029	2,798,971
Valuation allowance	(3,515,029)	(2,798,971)

Net deferred tax asset	-	-

The valuation allowance increased by $716,058. The change reflects an increase of $1,132,861 in deferred tax assets related to the exercise of disqualified and non-qualified stock options. A decrease of $265,181 in deferred tax assets related to deferred revenue recognized during the period and a decrease in the net operating loss carry-forward of $96,775 which was applied to the current period federal and state income taxes.

8. RELATED PARTY TRANSACTIONS

In connection with the settlement of the previously reported dispute between ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”) regarding payments of amounts due under the Extension and Modification Agreement dated July 1, 2005 (the “Modification Agreement”), the parties entered into a Lease Modification Agreement dated June 22, 2009 and effective as of June 24, 2009 (the “LMA”). Pursuant to the LMA, the Tenant ratified the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rental price of the Company’s premises located at 35 Wilbur Street, Lynbrook, NY 11563 from $150,000 to $135,000. The underlying lease agreement expires on June 30, 2010.

The foregoing description of the LMA does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on June 29, 2009.

9. SUBSEQUENT EVENTS

None.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report, and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEXTM” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer pursuant to which Pfizer will market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on February 2, 2010 that it received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord, and XIAFLEX became available by prescription for such treatment in March 2010. In its May 2010 presentation materials, Auxilium stated, “We believe worldwide peak revenues for XIAFLEX could be in excess of $1 Billion annually.”

Auxilium has also announced the list price to distributors of XIAFLEX. In a February 17, 2010 press release, Auxilium stated this list price will be $3,250 and that it anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX.

Pfizer and Auxilium announced, on January 21, 2010, that the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe had begun.

Outlook

We foresee the potential to generate income from limited sources in the next several years. In connection with the sale of our topical collagenase business to DFB in March 2006, we continue to receive payments for certain technical assistance and certain transition services that we provide to DFB, as well as earn-out payments based on the sales of certain products. Under the Auxilium Agreement, in 2009 we received $6.375 million of the $75 million upfront payment paid to Auxilium by Pfizer. In March 2010, we received $1.275 million of the $15 million paid to Auxilium by Pfizer. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. Of these additional milestones, $135 million are tied to regulatory milestones and $260 million are based on sales milestones. In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval.

Based on our current business model, we expect to have adequate cash reserves until at least the second half of 2012. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of December 31, 2009, we had an accumulated deficit from continuing operations of approximately $8.6 million.

We are dependent to a significant extent on third parties, and our principal licensee, Auxilium, may not be able to successfully commercialize XIAFLEX for Dupuytren’s contracture, successfully develop XIAFLEX for additional indications, obtain required regulatory approvals, manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and as a result we may not achieve sustained profitable operations.

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Revenue Recognition. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and payment is reasonably assured. We currently recognize revenues resulting from the licensing, sublicensing and use of our technology and from services we sometimes perform in connection with the licensed technology.

We enter into product development licenses, and collaboration agreements that may contain multiple elements, such as upfront license and sublicense fees, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element.

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between various deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, nonrefundable upfront product license fees, for product candidates for which we are providing continuing services related to product development, are deferred and recognized as revenue over the development period.

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

Royalty/Earn-Out Revenue. Under the Auxilium Agreement, we do not participate in the selling or marketing of products for which we receive royalties. Under the Auxilium Agreement, the royalty reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears.

Under the DFB Agreement, we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product.

For those arrangements for which earn-out payment or royalty information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of earn-out payments or royalty revenues cannot be made, the earn-out payment or royalty revenues are recognized in the quarter that the applicable licensee provides the written report and related information to us.

Consulting and Technical Assistance Services. We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations to DFB expire during March 2011.

Reimbursable Third Party Development Costs. We accrue expenses for research and development and capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. Estimates are based on contractual terms, historical development costs, reviewing third party data and expectations regarding future development for certain products. Further, we monitor the activities and clinical trials of our development partners.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses. In April 2010, we received an updated invoice from Auxilium for approximately $3.7 million which represents an increase of approximately $0.8 million in the total amount due that Auxilium believes is owed by us through March 31, 2010 under this provision. The increase in 2010 was primarily due to third party development expenses. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs to approximately $3.7 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses, and therefore, reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of December 31, 2009, accordingly.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Receivables and Deferred Revenue. Under the DFB Agreement, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing of the DFB Agreement, DFB made a partial payment to us of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1,400,000 in payments from DFB. The consulting obligations expire during March 2011.

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

As of March 31, 2010, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie’s disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

Stock Based Compensation. Under ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. Expected volatility is based on the historical volatility of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2010 and 2009

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended March 31, 2010 and 2009, product revenues were $8,936 and $7,191, respectively. This increase of $1,745, or 24%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the three months ended March 31, 2010 were $31,812 and zero for the same period in 2009. This increase is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

Licensing, Sublicensing and Milestone Revenues

For the three months ended March 31, 2010 and 2009, we recognized licensing and milestone revenue of $2,548,284 and $266,281, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the three months ended March 31, 2010 was $423,284 and $266,281 for the same period in 2009. The increase of $157,003, or 59%, was mainly due to accelerating the recognition of the portion of the licensing revenue received under the Auxilium Agreement in prior years that was allocated to the development of XIAFLEX for Dupuytren’s contracture. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of Dupuytren’s contracture on February 2, 2010.

Milestone revenue recognized for the three months ended March 31, 2010 and 2009 was $2.275 million and zero, respectively. In the 2010 period, we received and recognized $1.275 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe. We also received and recognized a milestone of $850,000 related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expire during March 2011. For the three months ended March 31, 2010 and 2009 consulting revenues were $70,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $896,817 and $115,871, respectively, for the three months ended March 31, 2010 and 2009. This increase of $780,946, or 674%, in research and development expenses was primarily due to third party development costs that are reimbursable under the Auxilium Agreement.

General and Administrative Expenses

General and administrative expenses were $2,034,178 and $1,166,971, respectively, for the three months ended March 31, 2010 and 2009. The increase in general and administrative expenses of $867,207, or 74%, was due to stock based compensation, legal fees, consulting services, and services related to investor relations.

Other Income (expense), net

Other income, net, was $25,850 for the three months ended March 31, 2010 as compared to other expense, net, of $6,606 for the same period in 2009, representing a change of $32,456, or 491%. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the three months ended March 31, 2010 was $25,850 as compared to $2,857 for the same period in 2009. This increase of $22,993 was primarily due to higher invested balances during the 2010 period. Interest expense for the three months ended March 31, 2010 and 2009 was zero in each period. Other expense for the three months ended March 31, 2010 was zero as compared to $9,463 for the same period in 2009. The amount of other expense in the 2009 period was primarily related to tax penalties due in connection with our prior year delinquent federal and state tax returns.

Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 was $8,067 and zero, respectively. The income tax expense for the 2010 period is primarily related to the payment of New York state taxes.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2010 and December 31, 2009, we had cash and cash equivalents in the aggregate of approximately $6.7 million and $4.0 million, respectively.

Continuing Operations

Net cash provided by operating activities for the three months ended March 31, 2010 was $2.7 million as compared to $6.3 million for the same period in 2009. The decrease in the 2010 period as compared to the same period in 2009 was primarily attributable to a reduction in accounts receivable in the 2009 period due to the receipt of a payment for a sublicense fee of $6.4 million partially offset by an increase earn-out royalties under certain agreements, higher operating expenses and lower accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended March 31, 2010 and 2009 was zero and $0.9 million, respectively. The change in net cash provided by investing activities between the 2009 and 2010 periods reflects the redemption of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2010 was $36,800 as compared to $3,000 for the same period in 2009. The change in net cash provided by financing activities between these periods consisted of proceeds received from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is twelve months.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at March 31, 2010, amounting to approximately $11.3 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS). We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB filed with the SEC on March 2, 2007).
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the SEC on March 2, 2007).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

____________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 10, 2010	/s/ Thomas L. Wegman
Thomas L. Wegman
President and Principal Executive and Financial Officer