Form 10-Q
period 2010-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2010-08-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding August 3, 2010
Common Stock ($.001 par value)	6,275,758

BIOSPECIFICS TECHNOLOGIES CORP.

	PART II – OTHER INFORMATION
ITEM 1.	Legal Proceedings	23
ITEM 1A.	Risk Factors	23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3.	Defaults Upon Senior Securities	23
ITEM 4.	Reserved	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits	23

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors discussed in Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K for the year ended December 31, 2009, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why actual results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,304,216	$3,950,389
Short-term investments	4,548,541	4,548,541
Accounts receivable, net	609,182	1,295,399
Income tax receivable	418,605	416,821
Prepaid expenses and other current assets	169,851	63,260
Total current assets	11,050,395	10,274,410

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	202	610
Patent costs, net	182,766	223,458

Total assets	12,483,363	11,748,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	837,469	584,509
Accrued third-party development expenses	3,527,732	2,965,225
Deferred revenue	623,769	877,778
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	5,067,108	4,505,650

Long-term deferred revenue	932,170	1,150,721

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,425,743 and 6,327,318 shares issued at June 30, 2010 and December 31, 2009, respectively	6,426	6,327
Additional paid-in capital	17,139,776	15,164,727
Accumulated deficit	(9,549,403)	(8,384,990)
Treasury stock, 149,985 and 131,267 shares at cost at June 30, 2010 and December 31, 2009, respectively	(1,112,714)	(693,957)
Total stockholders' equity	6,484,085	6,092,107

Total liabilities and stockholders’ equity	$12,483,363	$11,748,478

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net sales	$18,209	$9,914	$27,145	$17,105
Royalties	507,322	375,400	539,134	375,400
Licensing fees	259,276	766,281	2,807,560	1,032,562
Consulting fees	70,000	70,000	140,000	140,000
Total Revenues	854,807	1,221,595	3,513,839	1,565,067

Costs and expenses:
Research and development	144,799	124,192	1,041,616	240,063
General and administrative	1,646,165	1,140,485	3,680,343	2,307,456
Total Cost and Expenses	1,790,964	1,264,677	4,721,959	2,547,519

Operating loss	(936,157)	(43,082)	(1,208,120)	(982,452)

Other income (expense):
Interest income	25,925	1,688	51,775	4,545
Interest expense	-	(39)	-	(39)
Other	-	-	-	(9,463)
	25,925	1,649	51,775	(4,957)

Loss before expense for income tax	(910,232)	(41,433)	(1,156,345)	(987,409)
Income tax expense	-	(46,376)	(8,067)	(46,376)

Net loss	$(910,232)	$(87,809)	$(1,164,412)	$(1,033,785)

Basic and diluted net loss per share	$(0.15)	$(0.01)	$(0.19)	$(0.17)

Shares used in computation of basic and diluted net loss per share	6,273,945	6,014,312	6,244,136	6,011,588

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
Cash flows from operating activities:	2010	2009
Net loss	$(1,164,412)	$(1,033,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	509	16,312
Stock-based compensation expense	1,321,772	882,891
Changes in operating assets and liabilities:
Deferred revenue	(472,560)	(472,563)
Accounts receivable	686,218	6,078,109
Prepaid expenses and other current assets	(108,375)	(67,554)
Accounts payable and accrued expenses	856,057	(59,942)
Net cash provided by operating activities	1,119,209	5,343,468

Cash flows from investing activities:
Maturities of marketable securities	-	900,000
Purchases of marketable securities	-	(499,379)
Net cash provided by investing activities	-	400,621

Cash flows from financing activities:
Proceeds from stock option exercises	653,375	86,260
Purchase of treasury stock	(418,757)	-
Net cash provided by financing activities	234,618	86,260

Increase in cash and cash equivalents	1,353,827	5,830,349
Cash and cash equivalents at beginning of year	3,950,389	3,494,150
Cash and cash equivalents at end of year	$5,304,216	$9,324,499

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$9,851	$361,228

Supplemental disclosures of non-cash transactions:
Under the Auxilium Agreement certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. The patent costs and related accrued liability for the six months ended June 30, 2010 decreased by $40,592 as compared to an increase of $53,021 in the related 2009 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have an Amended and Restated Development and License Agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which became effective on December 17, 2008 (the “Auxilium Agreement”). Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEX®” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on July 12, 2010 that it held its end of phase II meeting with the U.S. Food and Drug Administration (“FDA”) in late June 2010 regarding development of XIAFLEX for the treatment of Peyronie's disease and that, as a result, Auxilium is reaffirming its plan to initiate phase III pivotal trials by the end of 2010.

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

Auxilium also announced the list price to distributors of XIAFLEX. In a February 17, 2010 press release, Auxilium stated this list price will be $3,250 and that it anticipates that Dupuytren’s contracture patients treated with XIAFLEX will have 1.5 cords treated, on average, and that each cord will be treated with an average of 1.1 vials of XIAFLEX.

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

The information included in this Report should be read in conjunction with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 10, 2010 and Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,304,216	-	-
Certificates of Deposit	4,548,541	-	-

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

Royalty/ Mark-up on Cost of Goods Sold / Earn-Out Revenue

For those arrangements for which royalty, mark-up on cost of goods sold or earn-out payment information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of royalty, mark-up on cost of goods sold or earn-out payment revenues cannot be made, the royalty, mark-up on cost of goods sold or earn-out payment revenues are generally recognized in the quarter that the applicable licensee provides the written report and sufficient related information to us.

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. Under the Auxilium Agreement, the royalty and mark-up of cost of goods sold reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears. On August 3, 2010, we received an incomplete royalty and mark up on cost of goods sold report from Auxilium. Because we have no other reliable information and the report contains insufficient data on which to estimate the amount of royalties and mark-up on cost of goods sold owed by Auxilium, we will record no revenues for royalties and a mark-up of the cost of goods sold under the Auxilium Agreement until such time as we can make a reliable estimate.

Under a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us reliable earn-out reports on a quarterly basis.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones for which we are providing continuing services related to product development, are primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our or our partners’ submission assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the FDA require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses which are creditable against future royalty revenues. Auxilium has advised us that certain patent costs may have been invoiced to us in error. In August 2010, we received an updated invoice from Auxilium for approximately $3.5 million which represents a decrease of approximately $0.2 million in the total amount due that Auxilium believes is owed by us through June 30, 2010 under this provision. The $0.2 million decrease was primarily due to a reduction in certain patent costs.. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs to approximately $3.5 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of June 30, 2010 and December 31, 2009, accordingly.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Research and Development Expenses

Our research and development (“R&D”) costs are expensed as incurred. R&D includes, but is not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D also consists of third party costs, such as medical professional fees, contract manufacturing costs for material used in clinical trials, consulting fees and costs associated with clinical and preclinical study R&D arrangements. We fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

Stock-Based Compensation

The Company has two stock-based compensation plans in effect. Under Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method in accordance with SEC Staff Accounting Bulletin 107. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant any stock options during the six months ended June 30, 2010.

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

Stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$31,516	$29,728	$55,153	$43,644
General and administrative	515,188	423,576	1,266,619	839,247
Total stock-based compensation expense	$546,704	$453,304	$1,321,772	$882,891

Stock Option Activity

A summary of our stock option activity during the six months ended June 30, 2010 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2009	1,464,850	$7.64
Granted	-	-
Forfeited	-	-
Exercised	(98,425)	$6.74
Expired	-	-
Outstanding as of June 30, 2010	1,366,425	$7.71

Exercisable as of June 30, 2010	1,178,925	$5.50

The Company did not grant stock options during the first and second quarters of 2010. The total number of outstanding options as of June 30, 2010 was 1,366,425.

During the six months ended June 30, 2010 and 2009, $653,375 and $86,260, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2010 was approximately $17.0 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $19.88 on June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of June 30, 2010 was approximately $1.2 million which we expect to recognize over a weighted-average period of 1.0 years.

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

3. NET LOSS PER SHARE

In accordance with Accounting Standards Codification 260, Earnings Per Share, basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the converted method. For the three months and six months ended June 30, 2010 and 2009, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	939,276	1,014,917	945,713	1,017,570

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(910,232)	$(87,809)	$(1,164,412)	$(1,033,785)
Other comprehensive loss:
Change in unrealized losses on marketable securities	-	-	-	-
Total Comprehensive Loss	$(910,232)	$(87,809)	$(1,164,412)	$(1,033,785)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,		December 31,
	2010		2009
Trade accounts payable and accrued expenses	$554,162	$	$ 378,872
Accrued legal and other professional fees	137,478		70,935
Accrued payroll and related costs	145,829		134,702

Total	$837,469		$584,509

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 4 to 12 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2010, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our Net patent costs consisted of:

	June 30,	December 31,
	2010	2009
Patents	$241,705	$282,297
Accumulated Amortization	(58,939)	(58,839)
	$182,766	$223,458

The amortization expense for patents decreased by $40,692 for the six months ended June 30, 2010 due the adjusted invoice received from Auxilium for certain patent matters (See Note 1: Reimbursable Third Party Development Costs for a more detailed description of the change) In the comparable period of 2009, the amortization expense for patents was $15,469. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2011	$36,000
2012	33,000
2013	31,000
2014	24,000
2015	9,000

7. INCOME TAXES

The reconciliation of statutory to effective tax rate is as follows:

	June 30	December 31,
	2010	2009
Computed tax expense at statutory rate	(34.0)%	(34.0)%
Deferred revenues	(15.6)%	(17.1)%
Stock-based compensation	38.6%	23.9%
Tax benefit of NOL	11.0%	-%
Tax refund 2008	-%	(3.2)%
Other	-%	1.4%
Increase (decrease) in valuation allowance	-%	25.8%
Effective tax rate (benefit)	-%	(3.2)%

The significant components of the Company's deferred tax assets (liabilities), pursuant to Accounting Standards Codification 740-10-50 are summarized as follows:

	June 30,	December 31,
	2010	2009

Tax Credit carryforward	1,039,390	1,039,390
Deferred revenues	461,216	741,714
Other	-	54,846
Options	1,985,327	406,517
Net operating loss carryforward	1,713,785	556,504

Net deferred tax assets before valuation allowance	5,199,719	2,798,971
Valuation allowance	(5,199,719)	(2,798,971)

Net deferred tax asset	-	-

For the six month period ended June 30, 2010, the valuation allowance increased by approximately $2.4 million. The change from December 31, 2009 reflects an increase of $1.6 million in deferred tax assets related to the exercise of disqualified and non-qualified stock options. A decrease of $0.3 million in deferred tax assets related to deferred revenue recognized during the period. A decrease of $0.1 million in other and an increase in the net operating loss carry-forward of $1.1 million which was applied to the current period federal and state income taxes.

8. RELATED PARTY TRANSACTIONS

In connection with the settlement of the previously reported dispute between ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”) regarding payments of amounts due under the Extension and Modification Agreement dated July 1, 2005 (the “Modification Agreement”), the parties entered into a Lease Modification Agreement dated June 22, 2009 and effective as of June 24, 2009 (the “LMA”). Pursuant to the LMA, the Tenant ratified the Modification Agreement, subject to the terms thereof, and agreed to a $15,000 reduction in the annual rental price of the Company’s premises located at 35 Wilbur Street, Lynbrook, NY 11563 from $150,000 to $135,000. The underlying lease agreement expired on June 30, 2010, and the Company is holding over on a month-to-month basis at the same monthly rental rate.

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

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEX®” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer pursuant to which Pfizer has the right to market XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on July 12, 2010 that it held its end of phase II meeting with the FDA in late June 2010 regarding development of XIAFLEX for the treatment of Peyronie's disease and that, as a result, Auxilium is reaffirming its plan to initiate phase III pivotal trials by the end of 2010.

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

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of June 30, 2010, we had an accumulated deficit from continuing operations of approximately $9.5 million.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Royalty/ Mark-up on Cost of Goods Sold / Earn-Out Revenue

For those arrangements for which royalty, mark-up on cost of goods sold or earn-out payment information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of royalty, mark-up on cost of goods sold or earn-out payment revenues cannot be made, the royalty, mark-up on cost of goods sold or earn-out payment revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us.

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. Under the Auxilium Agreement, the royalty and mark-up of cost of goods sold reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears. On August 3, 2010, we received an incomplete royalty and mark up on cost of goods sold report from Auxilium. Because we have no other reliable information and the report contains insufficient data on which to estimate the amount of royalties and mark-up on cost of goods sold owed by Auxilium, we will record no revenues for royalties and a mark-up of the cost of goods sold under the Auxilium Agreement until such time as we can make a reliable estimate.

Under a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us earn-out reports on a quarterly basis.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses which are creditable against future royalty revenues. Auxilium has advised us that certain patent costs may have been invoiced to us in error. In August 2010, we received an updated invoice from Auxilium for approximately $3.5 million which represents a decrease of approximately $0.2 million in the total amount due that Auxilium believes is owed by us through June 30, 2010 under this provision. The $0.2 million decrease was primarily due to a reduction in certain patent costs. Based upon the updated invoice, we changed our estimates for reimbursable third party development and certain patent costs to approximately $3.5 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within calendar year 2010, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of December 31, 2009, accordingly.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Receivables and Deferred Revenue. Under the DFB Agreement, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing of the DFB Agreement, DFB made a partial payment to us of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1.4 million in payments from DFB. The consulting obligations expire during March 2011.

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

As of June 30, 2010, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie’s disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED June 30, 2010 and 2009

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended June 30, 2010 and 2009, product revenues were $18,209 and $9,914, respectively. This increase of $8,295, or 84%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the three months ended June 30, 2010 were $507,322 and $375,400 for the same period in 2009. This increase of $131,922 or 35% is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

As of June 30, 2010, we have not recorded royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of royalty and the mark-up on cost of goods sold revenues cannot be made, the royalty and mark-up on cost of goods sold revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us. Under the Auxilium Agreement, the royalty and mark-up of cost of goods sold reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears. On August 3, 2010, we received an incomplete royalty and mark up on cost of goods sold report from Auxilium. Because we have no other reliable information and the report contains insufficient data on which to estimate the amount of royalties and mark-up on cost of goods sold owed by Auxilium, we will record no revenues for royalties and a mark-up of the cost of goods sold under the Auxilium Agreement until such time as we can make a reliable estimate.

Licensing, Sublicensing and Milestone Revenues

For the three months ended June 30, 2010 and 2009, we recognized total licensing and milestone revenue of $259,276 and $766,281, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the three months ended June 30, 2010 was $109,276 and $266,281 for the same period in 2009. The decrease of $157,006, or 59%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of Dupuytren’s contracture on February 2, 2010.

Milestone revenue recognized for the three months ended June 30, 2010 and 2009 was $150,000 and $0.5 million, respectively. In the second quarter of 2010, we received and recognized the remaining $150,000 of a $1.0 million milestone related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 in connection with our notification to Auxilium of our election not to commercially manufacture XIAFLEX. In the second quarter of 2009, we recognized $500,000 related to a milestone received under the Auxilium Agreement for the filing and acceptance of a new drug application for Dupuytren’s contracture.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expire during March 2011. For the three months ended June 30, 2010 and 2009 consulting revenues were $70,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $144,799 and $124,192, respectively, for the three months ended June 30, 2010 and 2009. This increase of $20,608, or 17%, in research and development expenses was primarily due to preclinical expenses related to our animal study.

General and Administrative Expenses

General and administrative expenses were $1,646,165 and $1,140,485, respectively, for the three months ended June 30, 2010 and 2009. The increase in general and administrative expenses of $505,690 or 44%, was due to legal expenses, stock based compensation, consulting services, and services related to investor relations partially offset by a decrease in patent costs.

Other Income (expense), net

Other income, net, was $25,925 for the three months ended June 30, 2010 as compared to $1,649 for the same period in 2009, representing a change of $24,276. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the three months ended June 30, 2010 was $25,925 as compared to $1,688 for the same period in 2009. This increase of $24,237 was primarily due to higher invested balances during the 2010 period. Interest expense for the three months ended June 30, 2010 was zero, and $39 for the same period in 2009.

Income Taxes

Income tax expense for the three months ended June 30, 2010 and 2009 was zero and $46,376, respectively. The income tax expense for the 2009 period was due to tax allowance reserve in connection with the recognition of a deferred tax asset arising from the exercise and sale of employee stock options during that period.

Net Loss

As a result of the above discussion, we recorded a net loss of $0.9 million for the three months ended June 30, 2010, or $0.15 per basic and diluted common share, compared to a net loss of $0.1 million, or $0.01 per basic and diluted common share, for the same period in 2009.

SIX-MONTHS ENDED June 30, 2010 and 2009

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the six months ended June 30, 2010 and 2009, product revenues were $27,145 and $17,105, respectively. This increase of $10,040, or 59%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the six months ended June 30, 2010 were $539,134 and $375,400, respectively. This increase of $163,734, or 44%, is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

As of June 30, 2010, we have not recorded royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of royalty and the mark-up on cost of goods sold revenues cannot be made, the royalty and mark-up on cost of goods sold revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us. Under the Auxilium Agreement, the royalty and mark-up of cost of goods sold reports from Auxilium are required to be submitted approximately 30 - 60 days in arrears. On August 3, 2010, we received an incomplete royalty and mark up on cost of goods sold report from Auxilium. Because we have no other reliable information and the report contains insufficient data on which to estimate the amount of royalties and mark-up on cost of goods sold owed by Auxilium , we recorded no royalties and a mark-up of the cost of goods sold revenues under this agreement until such time as we can make a reliable estimate.

Licensing, Sublicensing and Milestone Revenues

For the six months ended June 30, 2010 and 2009, we recognized total licensing and milestone revenue of $2,807,560 and $1,032,562, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the six months ended June 30, 2010 and 2009 was $532,560 and $532,562, respectively.

Milestone revenue recognized for the six months ended June 30, 2010 and 2009 was $2.275 million and $0.5 million, respectively. In the 2010 period, we received and recognized $1.275 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe. We also received and recognized a milestone of $1.0 million related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 of which payment of the remaining $150,000 was in connection with our notification in June 2010 to Auxilium of our election not to commercially manufacture XIAFLEX.. In the comparable 2009 period, we recognized $500,000 related to a milestone received under the Auxilium Agreement for the filing and acceptance of a new drug application for Dupuytren’s contracture.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expire during March 2011. For the six months ended June 30, 2010 and 2009 consulting revenues were $140,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $1,041,616 and $240,063, respectively, for the six months ended June 30, 2010 and 2009. This increase of $801,553 or 334%, in research and development expenses was primarily due to third party development costs that are reimbursable under the Auxilium Agreement.

General and Administrative Expenses

General and administrative expenses were $3,680,343and $2,307,456, respectively, for the six months ended June 30, 2010 and 2009. The increase in general and administrative expenses of $1,372,887 or 59%, was due to legal fees, stock based compensation, consulting services, and services related to investor relations partially offset by lower patent costs.

Other Income (expense), net

Other income, net, was $51,775 for the six months ended June 30, 2010 as compared to other expense, net, of $4,957 for the same period in 2009, representing a change of $56,732. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the six months ended June 30, 2010 was $51,775 as compared to $4,545 for the same period in 2009. This increase of $47,230 was primarily due to higher invested balances during the 2010 period. Interest expense for the six months ended June 30, 2010 and 2009 was zero and $39, respectively. Other expense for the six months ended June 30, 2010 was zero as compared to $9,463 for the same period in 2009. The amount of other expense in the 2009 period was primarily related to tax penalties due in connection with our prior year delinquent federal and state tax returns.

Income Taxes

Income tax expense for the six months ended June 30, 2010 and 2009 was $8,067 and $46,376, respectively. The income tax expense for the 2010 period is primarily related to the payment of New York state taxes. The income tax expense for the 2009 period was due to tax allowance reserve in connection with the recognition of a deferred tax asset arising from the exercise and sale of employee stock options during that period.

Net Loss

As a result of the above discussion, we recorded a net loss of $1.2 million for the six months ended June 30, 2010, or $0.19 per basic and diluted common share, compared to a net loss of $1.0 million, or $0.17 per basic and diluted common share, for the same period in 2009.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At June 30, 2010 and December 31, 2009, we had cash and cash equivalents in the aggregate of approximately $5.3 million and $4.0 million, respectively.

Continuing Operations

Net cash provided by operating activities for the six months ended June 30, 2010 was $1.1 million as compared to $5.3 million for the same period in 2009. The decrease in the 2010 period as compared to the same period in 2009 was primarily attributable to a reduction in accounts receivable in the 2009 period due to the receipt of a payment for a sublicense fee of $6.4 million partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by investing activities for the six months ended June 30, 2010 and 2009 was zero and $0.4 million, respectively. The change in net cash provided by investing activities between the 2010 and 2009 periods reflects the redemption of marketable securities in 2009 partially offset by the purchase of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2010 was $234,618 as compared to $86,260 for the same period in 2009. The change in net cash provided by financing activities between these periods was due to stock repurchases of $418,757, or 18,718 shares of our common stock, under our stock repurchase program announced in May 2010 and an increase in proceeds received from stock option exercises, with $653,375 for the 2010 period, and $86,260 for the 2009 period.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at June 30, 2010, amounting to approximately $9.9 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS). We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
			Purchased	Shares (or
	(a) Total	(b)	as Part of	Units) that May
	Number	Average	Publicly	Yet Be
	of Shares	Price Paid	Announced	Purchased
	(or Units)	per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
June 8, 2010 - June 16, 2010	18,718	$22.37	18,718	$1,581,242

Total	18,718	$22.37	18,718	$1,581,242

On June 4, 2010, we announced that our Board of Directors authorized the repurchase of up to $2.0 million of our outstanding common stock over the next year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB filed with the SEC on March 2, 2007).
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the SEC on March 2, 2007).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d- 14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_____________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: August 9, 2010	/s/ Thomas L. Wegman
Thomas L. Wegman
President and Principal Executive and Financial Officer