Form 10-Q
period 2010-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2010-11-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding November 4, 2010
Common Stock ($.001 par value)	6,275,758

BIOSPECIFICS TECHNOLOGIES CORP.

	PART II – OTHER INFORMATION
ITEM 1.	Legal Proceedings	23
ITEM 1A.	Risk Factors	23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3.	Defaults Upon Senior Securities	23
ITEM 4.	Reserved	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits	23

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

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$3,299,628	$3,950,389
Short-term investments	5,360,970	4,548,541
Accounts receivable, net	1,176,650	1,295,399
Income tax receivable	418,605	416,821
Prepaid expenses and other current assets	130,940	63,260
Total current assets	10,386,793	10,274,410

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	-	610
Patent costs, net	177,963	223,458
Total assets	11,814,756	11,748,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	648,179	584,509
Accrued third-party development expenses	3,322,766	2,965,225
Deferred revenue	553,769	877,778
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	4,602,852	4,505,650

Long-term deferred revenue	822,894	1,150,721

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,425,743 and 6,327,318 shares issued at September 30, 2010 and December 31, 2009, respectively	6,426	6,327
Additional paid-in capital	17,528,996	15,164,727
Accumulated deficit	(10,033,698)	(8,384,990)
Treasury stock, 149,985 and 131,267 shares at cost at September 30, 2010 and December 31, 2009, respectively	(1,112,714)	(693,957)
Total stockholders' equity	6,389,010	6,092,107

Total liabilities and stockholders’ equity	$11,814,756	$11,748,478

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Net sales	$5,183	$19,089	$32,328	$36,194
Royalties	819,639	481,197	1,358,773	856,597
Licensing fees	109,275	266,282	2,916,835	1,298,844
Consulting fees	70,000	70,000	210,000	210,000
Total Revenues	1,004,097	836,568	4,517,936	2,401,635

Costs and expenses:
Research and development	216,571	112,920	1,258,187	352,983
General and administrative	1,289,310	1,176,885	4,969,653	3,484,341
Total Cost and Expenses	1,505,881	1,289,805	6,227,840	3,837,324

Operating loss	(501,784)	(453,237)	(1,709,904)	(1,435,689)

Other income (expense):
Interest income	17,487	24,140	69,262	28,685
Interest expense	-	-	-	(39)
Other	-	600	-	(8,863)
	17,487	24,740	69,262	19,783

Loss before expense for income tax	(484,297)	(428,497)	(1,640,642)	(1,415,906)
Income tax benefit (expense)	-	46,376	(8,067)	-

Net loss	$(484,297)	$(382,121)	$(1,648,709)	$(1,415,906)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.26)	$(0.23)

Shares used in computation of basic and diluted net loss per share	6,275,758	6,075,758	6,254,792	6,034,301

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,648,709)	$(1,415,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,770	25,737
Stock-based compensation expense	1,710,992	1,201,075
Changes in operating assets and liabilities:
Deferred revenue	(651,836)	(808,844)
Accounts receivable	116,965	5,668,405
Prepaid expenses and other current assets	(67,679)	(28,053)
Accounts payable and accrued expenses	457,547	20,957
Net cash provided by (used in) operating activities	(72,950)	4,663,371

Cash flows from investing activities:
Maturities of marketable securities	4,548,541	900,000
Purchases of marketable securities	(5,360,970)	(5,022,854)
Net cash used in investing activities	(812,429)	(4,122,854)

Cash flows from financing activities:
Proceeds from stock option exercises	653,375	232,924
Purchase of treasury stock	(418,757)	0
Net cash provided by financing activities	234,618	232,924

Increase (decrease) in cash and cash equivalents	(650,761)	773,441
Cash and cash equivalents at beginning of year	3,950,389	3,494,150
Cash and cash equivalents at end of year	$3,299,628	$4,267,591

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$9,851	$361,228

Supplemental disclosures of non-cash transactions:

Under the Auxilium Agreement certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. The patent costs and related accrued liability for the nine months ended September 30, 2010 decreased by $45,495 as compared to an increase of $53,440 in the related 2009 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have an Amended and Restated Development and License Agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which became effective on December 17, 2008 (the “Auxilium Agreement”). Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEX®” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX and will do so under the name XIAPEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on October 11, 2010 that the first subject has been dosed in the global Phase III program of XIAFLEX for the treatment of Peyronie's disease. The stage global development plan for XIAFLEX will consist of four clinical studies and will be known by the acronym IMPRESS - The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies. There will be two randomized, double-blind, placebo-controlled phase III studies, which are expected to enroll at least 600 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There also will be one open label study, which is expected to enroll at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which it expected to enroll approximately 16 patients.

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

The information included in this Report should be read in conjunction with our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 filed with the SEC on May 10, 2010 and August 9, 2010 respectively, and our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.

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

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

.	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
.	Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
.	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3

Cash and cash equivalents	$3,299,628	-	-
Certificates of Deposit	5,360,970	-	-

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. In October 2010, we received information from Auxilium clarifying the royalty and mark-up on cost of goods sold reports from Auxilium for the first and second quarters of 2010. We recognized revenue from the first and second quarters of 2010 in the third quarter of 2010. For future periods, the royalty, mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses which are creditable against future royalty revenues. In October 2010, we received an updated invoice from Auxilium for approximately $3.5 million which represents an increase of approximately $13,000 in the total amount due that Auxilium believes is owed by us through September 30, 2010 under this provision. The increase was primarily due to certain patent costs. Any amount ultimately agreed as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX. We recognized approximately $0.2 million related to royalty revenue from the sale of XIAFLEX in the first and second quarters of 2010. Based upon the updated invoice and the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $3.3 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within the next twelve months, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of September 30, 2010 and December 31, 2009, accordingly.

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

Stock-Based Compensation

The Company has two stock-based compensation plans in effect. Under Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method in accordance with SEC Staff Accounting Bulletin 107. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant any stock options during the nine months ended September 30, 2010.

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

Stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Research and development	$27,116	$33,305	$82,269	$76,948
General and administrative	362,104	284,879	1,628,724	1,124,126
Total stock-based compensation expense	$389,220	$318,184	$1,710,993	$1,201,074

Stock Option Activity

A summary of our stock option activity during the nine months ended September 30, 2010 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price

Outstanding as of December 31, 2009	1,464,850	$7.64
Granted	-	-
Forfeited	-	-
Exercised	(98,425)	$6.74
Expired	-	-
Outstanding as of September 30, 2010	1,366,425	$7.71

Exercisable as of September 30, 2010	1,223,925	$6.16

The Company did not grant stock options during the nine months ended September 30, 2010. The total number of outstanding options as of September 30, 2010 was 1,366,425.

During the nine months ended September 30, 2010 and 2009, $653,375 and $232,924, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2010 was approximately $25.5 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $26.92 on September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of September 30, 2010 was approximately $0.9 million which we expect to recognize over a weighted-average period of 1.2 years.

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

Recent Accounting Pronouncements

In October 2010, the FASB issued a proposed Accounting Standards Update (ASU), “Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings (“TDR”) by Creditors” to assist creditors in determining whether a modification is a TDR. Currently, there is diversity in practice in identifying loan modifications that constitute TDRs, particularly when determining whether a concession has been granted. The clarifications are proposed to be effective for interim and annual periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented. The Company does not expect ASU-310 will have a material effect on its consolidated results of operations, financial position or liquidity.

In September 2010, the FASB issued ASU-2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962). The objective of the amendments in this Update is to clarify how loans to participants should be classified and measured by defined contribution pension benefit plans. Participant loans are currently classified as investments in accordance with the defined contribution pension plan guidance in paragraph 962-325-45-10. Subtopic 962-325 requires most investments held by a plan, including participant loans, to be presented at fair value. Topic 820, Fair Value Measurements and Disclosures, provides specific guidance on how fair value should be measured.

The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The Company does not believe ASU-2010-25 will have any material effect on its consolidated results of operations, financial position or liquidity.

In July 2010, the FASB issued an additional disclosure requirement regarding credit quality and the allowance for credit losses. The new disclosures will require significantly more information about credit quality in a financial institution’s portfolio. Although this statement addresses only disclosures and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice. The new disclosure requirement affects loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. It requires two levels of disaggregation for disclosure: portfolio segment and class of financing receivable, such as commercial, consumer or residential loans. It will be effective for interim and annual reporting periods ending after December 15, 2010. The Company does not expect the provisions of this requirement will have a material effect on its consolidated results of operations, financial position or liquidity.

3. NET LOSS PER SHARE

In accordance with Accounting Standards Codification 260, Earnings Per Share, basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the converted method. For the three months and nine months ended September 30, 2010 and 2009, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share from continuing operations reported in the consolidated statement of operations as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock options	902,134	1,025,466	936,615	983,828

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(484,297)	$(382,121)	$(1,648,709)	$(1,415,906)
Other comprehensive loss:
Change in unrealized losses on marketable securities	-	-	-	-
Total Comprehensive Loss	$(484,297)	$(382,121)	$(1,648,709)	$(1,415,906)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,		December 31,
	2010		2009

Trade accounts payable and accrued expenses	$466,553	$	$ 378,872
Accrued legal and other professional fees	43,016		70,935
Accrued payroll and related costs	138,610		134,702

Total	$648,179		$584,509

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 4 to 12 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of September 30, 2010, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our Net patent costs consisted of:

	September 30,	December 31,
	2010	2009

Patents	$245,962	$282,297
Accumulated Amortization	(67,999)	(58,839)
	$177,963	$223,458

The amortization expense for patents was $9,160 for the nine months ended September 30, 2010. (See Note 1: Reimbursable Third Party Development Costs for a more detailed description of the change) In the comparable period of 2009, the amortization expense for patents was $24,472. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2011	$36,000
2012	34,000
2013	31,000
2014	25,000
2015	10,000

7. INCOME TAXES

The reconciliation of statutory to effective tax rate is as follows:

	September 30	December 31,
	2010	2009

Computed tax expense at statutory rate	(34.0)%	(34.0)%
Deferred revenues	(13.2)%	(17.1)%
Stock-based compensation	35.2%	23.9%
Tax benefit of NOL	12.0%	-%
Tax refund 2008	-%	(3.2)%
Other	-%	1.4%
Increase (decrease) in valuation allowance	-%	25.8%
Effective tax rate (benefit)	-%	(3.2)%

The significant components of the Company's deferred tax assets (liabilities), pursuant to Accounting Standards Codification 740-10-50 are summarized as follows:

	September 30,	December 31,
	2010	2009

Tax Credit carryforward	1,128,724	1,039,390
Deferred revenues	536,899	741,714
Other	-	54,846
Options	1,985,327	406,517
Net operating loss carryforward	1,841,808	556,504

Net deferred tax assets before valuation allowance	5,492,758	2,798,971
Valuation allowance	(5,492,758)	(2,798,971)

Net deferred tax asset	-	-

For the nine month period ended September 30, 2010, the valuation allowance increased by approximately $2.7 million.

The change from December 31, 2009 reflects an increase of $1.6 million in deferred tax assets related to the exercise of disqualified and non-qualified stock options. A decrease of $0.2 million in deferred tax assets related to deferred revenue recognized during the period. An increase of $0.1 million in the tax credit carry-forward relating to a portion of the general business credit which was freed-up with the NOL carry-back. A decrease of $0.1 million in other and an increase in the net operating loss carry-forward of $1.3 million which was applied to the current period federal and state income taxes.

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

9. SUBSEQUENT EVENTS

On November 3, 2010, we announced that we received $426,000 in grant funding under the Qualifying Therapeutic Discovery Project (QTDP) Program. The program, funded through the US Patient Protection and Affordable Care Act of 2010, supports therapeutic discovery programs.

We received two separate grants of $244,000 and $182,000, respectively. The first grant is for the clinical development of injectable collagenase in human lipomas. The second grant will fund a project related to the development of improved collagenases for tissue disassociation related to cellular therapy. Two partial grant payments were authorized on October 29, 2010 and the remaining allocated amounts will be authorized for payment no later than 30 days after the end of the 2010 calendar year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report, and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have an Amended and Restated Development and License Agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which became effective on December 17, 2008 (the “Auxilium Agreement”). Pursuant to the Auxilium Agreement, we have licensed to Auxilium our injectable collagenase (which Auxilium has named “XIAFLEX®” (formerly known as “AA4500”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including lipomas and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX and will do so under the name XIAPEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries.

Auxilium announced on October 11, 2010 that the first subject has been dosed in the global Phase III program of XIAFLEX for the treatment of Peyronie's disease. The stage global development plan for XIAFLEX will consist of four clinical studies and will be known by the acronym IMPRESS - The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies. There will be two randomized, double-blind, placebo-controlled phase III studies, which are expected to enroll at least 600 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There also will be one open label study, which is expected to enroll at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which is expected to enroll approximately 16 patients.

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

Outlook

We foresee the potential to generate income from limited sources in the next several years. In connection with the sale of our topical collagenase business to DFB in March 2006, we continue to receive earn-out payments based on the sales of certain products, as well as revenue related to certain technical assistance and certain transition services that we provide to DFB. Under the Auxilium Agreement, in 2009 we received $6.375 million of the $75 million upfront payment paid to Auxilium by Pfizer. In March 2010, we received $1.275 million of the $15 million paid to Auxilium by Pfizer. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval.

Based on our current business model, we expect to have adequate cash reserves until at least the second half of 2012. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of September 30, 2010, we had an accumulated deficit from continuing operations of approximately $10.0 million.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2009 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 filed with the SEC on May 10, 2010 and August 9, 2010. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. In October 2010, we received information from Auxilium clarifying the royalty and mark-up on cost of goods sold reports from Auxilium for the first and second quarters of 2010. We recognized revenue from the first and second quarters of 2010 in the third quarter of 2010. For future periods, the royalty, mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses which are creditable against future royalty revenues. In October 2010, we received an updated invoice from Auxilium for approximately $3.5 million which represents an increase of approximately $13,000 in the total amount due that Auxilium believes is owed by us through September 30, 2010 under this provision. The increase was primarily due to certain patent costs. Any amount ultimately agreed as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX. We recognized approximately $0.2 million related to royalty revenue from the sale of XIAFLEX in the first and second quarters of 2010. Based upon the updated invoice and the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $3.3 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. In addition, we believe that this matter will be settled within the next twelve months, and we have re-classified accrued third party development costs from long-term liabilities to current liabilities on our balance sheet as of December 31, 2009, accordingly.

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

As of September 30, 2010, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie’s disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED SEPTEMBER 30, 2010 and 2009

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended September 30, 2010 and 2009, product revenues were $5,183 and $19,089, respectively. This decrease of $13,906, or 73%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

Total royalty and earn-out revenues for the three months ended September 30, 2010 were $819,639 as compared to $481,197 in the 2009 period. We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the three months ended September 30, 2010 were $592,793 and $481,197 for the same period in 2009. This increase of $111,556 or 23% is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

As of September 30, 2010, we began to recognize royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement. Royalty and cost of goods sold revenues recognized under the Auxilium Agreement for the three months ended September 30, 2010 were $226,886 and zero in the comparable period of 2009. The increase was due to the net sales of XIAFLEX during the first two quarters of 2010 reported to us by Auxilium. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with palpable cord in February 2010.

Licensing, Sublicensing and Milestone Revenues

For the three months ended September 30, 2010 and 2009, we recognized licensing revenue of $109,275 and $266,282, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. The decrease of $157,007, or 59%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of Dupuytren’s contracture in February 2010.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expire during March 2011. For the three months ended September 30, 2010 and 2009 consulting revenues were $70,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $216,571 and $112,920, respectively, for the three months ended September 30, 2010 and 2009. This increase of $103,651, or 92%, in research and development expenses was primarily due to preclinical expenses and consulting services related to our animal study.

General and Administrative Expenses

General and administrative expenses were $1,289,310 and $1,176,885, respectively, for the three months ended September 30, 2010 and 2009. The increase in general and administrative expenses of $112,425 or 10% was due to legal expenses and stock based compensation partially offset by lower consulting services.

Other Income (expense), net

Other income, net, was $17,487 for the three months ended September 30, 2010 as compared to $24,740 for the same period in 2009, representing a change of $7,253. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the three months ended September 30, 2010 was $17,487 as compared to $24,140 for the same period in 2009. This decrease of $6,653 was primarily due to lower interests rates during the 2010 period. Interest expense for the three months ended September 30, 2010 was zero and $600 for the same period in 2009.

Income Taxes

Income tax benefit for the three months ended September 30, 2010 and 2009 was zero and $46,376, respectively. The tax benefit in 2009 was due to a carry back of the windfall tax deductible expenses resulting from the exercise and sale of non-qualified employee stock options during the 2009 period.

Net Loss

As a result of the above discussion, we recorded a net loss of $0.5 million for the three months ended September 30, 2010, or $0.08 per basic and diluted common share, compared to a net loss of $0.4 million, or $0.06 per basic and diluted common share, for the same period in 2009.

NINE-MONTHS ENDED SEPTEMBER 30, 2010 and 2009

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the nine months ended September 30, 2010 and 2009, product revenues were $32,328 and $36,194, respectively. This decrease of $3,866, or 11%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

Total royalty and earn-out revenues for the nine months ended September 30, 2010 were $1,358,773 as compared to $856,597 in the 2009 period. We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the nine months ended September 30, 2010 were $1,131,887 and $856,597 for the same period in 2009. This increase of $275,290 or 32% is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

As of September 30, 2010, we began to recognize royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement. Royalty and cost of goods sold revenues recognized under the Auxilium Agreement for the nine months ended September 30, 2010 were $226,886 and zero in the comparable period of 2009. The increase was due to the net sales of XIAFLEX during the first two quarters of 2010 reported to us by Auxilium. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with palpable cord in February 2010.

Licensing, Sublicensing and Milestone Revenues

For the nine months ended September 30, 2010 and 2009, we recognized total licensing and milestone revenue of $2,916,835 and $1,298,844, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the nine months ended September 30, 2010 and 2009 were $641,835 and $798,845, respectively. The decrease of $157,010, or 20%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010.

Milestone revenue recognized for the nine months ended September 30, 2010 and 2009 was $2.275 million and $0.5 million, respectively. In the 2010 period, we received and recognized $1.275 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe. We also received and recognized a milestone of $1.0 million related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 and in connection with our notification in June 2010 to Auxilium of our election not to commercially manufacture XIAFLEX. In the comparable 2009 period, we recognized $500,000 related to a milestone received under the Auxilium Agreement for the filing and acceptance of a new drug application for Dupuytren’s contracture.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expire during March 2011. For the nine months ended September 30, 2010 and 2009 consulting revenues were $210,000 in each period.

Costs and Expenses

Research and Development Activities

Research and development expenses were $1,258,187 and $352,983, respectively, for the nine months ended September 30, 2010 and 2009. This increase of $905,204 or 256%, in research and development expenses was primarily due to third party development costs that are reimbursable under the Auxilium Agreement.

General and Administrative Expenses

General and administrative expenses were $4,969,653 and $3,484,341, respectively, for the nine months ended September 30, 2010 and 2009. The increase in general and administrative expenses of $1,485,312 or 30%, was due to legal fees, stock based compensation, services related to investor relations and consulting services and partially offset by lower patent costs.

Other Income (expense), net

Other income, net, was $69,262 for the nine months ended September 30, 2010 as compared to other expense, net, of $19,783 for the same period in 2009, representing a change of $49,479. Components of other income, net, consist of investment income, interest expense and other, net. Investment income for the nine months ended September 30, 2010 was $69,262 as compared to $28,685 for the same period in 2009. This increase of $40,577 was primarily due to higher invested balances during the 2010 period. Interest expense for the nine months ended September 30, 2010 and 2009 was zero and $39, respectively. Other expense for the nine months ended September 30, 2010 was zero as compared to $8,863 for the same period in 2009. The amount of other expense in the 2009 period was primarily related to tax penalties due in connection with our prior year delinquent federal and state tax returns.

Income Taxes

Income tax expense for the nine months ended September 30, 2010 and 2009 was $8,067 and zero, respectively. The income tax expense for the 2010 period is primarily related to the payment of New York state taxes.

Net Loss

As a result of the above discussion, we recorded a net loss of $1.6 million for the nine months ended September 30, 2010, or $0.26 per basic and diluted common share, compared to a net loss of $1.4 million, or $0.23 per basic and diluted common share, for the same period in 2009.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At September 30, 2010 and December 31, 2009, we had cash and cash equivalents in the aggregate of approximately $3.3 million and $4.0 million, respectively.

Continuing Operations

Net cash used in operating activities for the nine months ended September 30, 2010 was $0.1 million as compared to net cash provided by operating activities of $4.7 million for the same period in 2009. The decrease in the 2010 period as compared to the same period in 2009 was primarily attributable to a reduction in accounts receivable in the 2009 period due to the receipt of a payment for a sublicense fee of $6.4 million and income tax receivable resulting from the exercise and sale of non-qualified employee stock options during the 2009 period partially offset by non-cash stock compensation expense and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $0.8 million and $4.1 million, respectively. The change in net cash used in investing activities reflects the redemption of marketable securities of $4.5 million in the 2010 period as compared to $0.9 million in the 2009 period.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $0.2 million in each period. The change in net cash provided by financing activities was due to stock repurchases of $0.4 million, or 18,718 shares of our common stock, under our stock repurchase program announced in May 2010 and an increase in proceeds received from stock option exercises of $0.7 million in the 2010 period as compared to $0.2 million in the 2009 period.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at September 30, 2010, amounting to approximately $8.7 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS). We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None Item 3. Defaults Upon Senior Securities

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

___________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 8, 2010	/s/ Thomas L. Wegman
Thomas L. Wegman
President and Principal Executive and Financial Officer