Form 10-K
period 2010-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2011-03-14
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

[X] Yes        [  ] No

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

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes      [X] No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $95.3 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of the registrant’s common stock as of March 8, 2011 is 6,293,868.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders scheduled to be held on June 13, 2011, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

ii

i

Introductory Comments – Terminology

Throughout this annual report on Form 10-K (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A of this Report, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum).

Commercialization of XIAFLEX for Dupuytren’s Contracture in the United States

Auxilium announced on February 2, 2010 that it received marketing approval from the United States Food and Drug Administration (“FDA”) for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord as further described in this Item 1 under the heading “Collagenase for Treatment of Dupuytren’s Contracture.” Auxilium launched XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, in March 2010.

Auxilium has announced that a new XIAFLEX-specific J-code (J0775) became available, beginning January 1, 2011, for use in the U.S. to identify XIAFLEX for obtaining reimbursement from Medicare, Medicaid and commercial health plans. Auxilium has reported in its Form 10-K filed with the SEC on March 1, 2011 (the “Auxilium 10-K”) that “the leadership of the American Society for Surgery of the Hands recommended a CPT code for XIAFLEX to the American Medical Association’s CPT Editorial Panel in February 2011”.

As discussed in more detail below under the section titled “Licensing and Marketing Agreements,” pursuant to our development and licensing agreement with Auxilium, we will be entitled to low double-digit royalties for net sales of XIAFLEX, subject to set-off for certain expenses we owe to Auxilium relating to certain development and patent costs.

Status of Regulatory Approval of XIAFLEX for Dupuytren’s Contracture in Europe

In a press release dated February 28, 2011, Auxilium and Pfizer announced that the European Commission granted XIAPEX marketing authorization for the treatment of Dupuytren’s contracture in adult patients with a palpable cord. The press release also noted that XIAPEX “is expected to be available for use in some European markets later this year”.

In the Auxilium 10-K, Auxilium stated that “a total of $60 million in milestone payments will be payable to [Auxilium] by Pfizer upon Pfizer’s achievement of [the] first commercial sale of XIAPEX for Dupuytren’s [contracture] within the major markets in Europe. Of this $60 million, $30 million will be payable upon [the] first commercial sale in the first country and a total of $30 million will be payable upon the respective first commercial sales in each of the remaining major markets.” We will receive 8.5% of any such milestone payments from Pfizer to Auxilium.

Qualifying Therapeutic Discovery Project Program

We have received $426,000 in grant funding under the Qualifying Therapeutic Discovery Project Program. The program, funded through the U.S. Patient Protection and Affordable Care Act of 2010, encourages therapeutic discovery programs. As we announced on November 3, 2010, the funding supports the clinical development of injectable collagenase in lipoma and the development of improved collagenases for tissue disassociation related to cellular therapy.

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

On December 11, 2008, the parties amended and restated, in its entirety, the Prior Auxilium Agreement (the “Auxilium Agreement”), which became effective on December 17, 2008 upon the execution and effectiveness of the Development, Commercialization and Supply Agreement, dated December 17, 2008 (the “Pfizer Agreement”) between Auxilium International Holdings, Inc., a wholly-owned subsidiary of Auxilium, and Pfizer. Under the Pfizer Agreement, Pfizer will market XIAPEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Europe and various other territories. In the Auxilium 10-K, Auxilium announced that it is seeking a partner or partners for development and commercialization in the rest of the world.

The Auxilium Agreement and other licensing agreements are discussed more fully in this Item 1, under the section titled “Licensing and Marketing Agreements.”

In the Auxilium 10-K, Auxilium stated that it plans to “prioritize [its] development of additional indications for XIAFLEX”. In the event that Auxilium does out-license XIAFLEX in other indications, we will be entitled to receive a certain percentage of sublicense income and milestone payments for such indications pursuant to the terms of the Auxilium Agreement.

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

Prior to FDA approval of XIAFLEX, the only proven treatment for Dupuytren’s contracture was surgery. Recurrence rates after surgery can be as high as 30% the first two years after surgery and 55% within ten years of surgery. The post surgical recovery is often associated with significant pain, delayed return to work, and extended periods of post-operative physical therapy. Because many of the individuals with Dupuytren’s contracture are older than 60, there is considerable resistance from patients to undergo the surgical procedure, which also involves the risk of general anesthesia. In addition, hand surgeons note that surgery for Dupuytren’s contracture is tedious, lengthy and poorly reimbursed in the U.S. Auxilium has also stated in its presentation materials for March 2011 that “[s]urgery has been reserved for advanced disease due to the nature of the disease, unpredictable results, complications, long recovery time and recurrence/additional surgeries.”

In the Auxilium 10-K, Auxilium cited the following reasons that “treatment with XIAFLEX offers benefits compared to surgery”. It:

  “delivers improvement to 0 to 5 degrees of normal joint contracture without surgery for a majority of patients;

  safeguards patients from the complications commonly associated with surgery;

  simplifies treatment by offering a convenient in-office procedure alternative;

  streamlines recovery for a rapid return to daily activities; and

  significantly reduces costly and time-consuming physical therapy associated with surgery.”

We anticipate that many of the patients who had been willing to live with the disease at a time when the only proven treatment option was surgery would be receptive to the XIAFLEX treatment which involves a collagenase injection into the hand that is performed in a doctor’s office. As quoted in a February 28, 2011 joint press release of Auxilium and Pfizer, “‘Dupuytren’s contracture can significantly impact a patient’s quality of life, as the affected finger often interferes with daily activities such as driving, washing one’s face or shaking hands so a new alternative treatment for the condition is encouraging to those living with Dupuytren’s contracture across the EU,’ said Dr. Jörg Witthaut, consultant hand surgeon from Schön Klinik Vogtareuth Handchirurgie, Vogtareuth, Germany.”

Commercialization of XIAFLEX for Dupuytren’s Contracture in the United States

In a February 2, 2010 press release, Auxilium announced that it received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren's contracture patients with a palpable cord. XIAFLEX became available by prescription in March 2010. XIAFLEX is the only drug approved by the FDA for the treatment of Dupuytren’s contracture. The prescribing information for XIAFLEX made available by Auxilium lists “tendon rupture or other serious injury to the injected extremity,” as well as “pulley rupture, ligament injury, complex regional pain syndrome, and sensory abnormality of the hand,” as reported serious adverse reactions to XIAFLEX. The prescribing information for XIAFLEX also states that the most frequently reported adverse drug reactions in XIAFLEX clinical trials included swelling of the injected hand, contusion, injection site reaction, injection site hemorrhage, and pain in the treated extremity. The prescribing information notes that adverse reaction rates observed in clinical trials of a drug may not reflect those observed in practice because such trials “are conducted under widely varying conditions.”

Auxilium also stated in the Auxilium 10-K that: “As a condition of approval for XIAFLEX, [the] FDA has required a risk evaluation and mitigation strategy (“REMS”) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS program is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and, (3) to inform patients about the serious risks associated with XIAFLEX. [Auxilium] market[s] XIAFLEX to physicians who are experienced in injection procedures of the hand and in the treatment of Dupuytren’s, and [Auxilium] require[s] that they attest to this experience and their completion of the REMS-required training program before they have access to XIAFLEX.”

As discussed in more detail below under the section titled “Licensing and Marketing Agreements,” we will be entitled to low double-digit royalties for net sales of XIAFLEX pursuant to the Auxilium Agreement, subject to set-off for certain expenses we owe to Auxilium under the Auxilium Agreement relating to certain development and patent costs.

In its March 2011 presentation, Auxilium highlighted the following as its strategy for establishing XIAFLEX as the standard of care for Dupuytren’s contracture: to “[d]isseminate excellent clinical efficacy and safety data; [f]acilitate peer to peer dialogue; [e]ducate patients on a non-invasive option; [s]mooth the reimbursement process; [and a]ctivate a critical mass of experienced prescribers”. In furtherance of this strategy, Auxilium has targeted 6,000 physicians including hand surgeons, plastic surgeons, orthopedic surgeons, general surgeons and rheumatologists, is utilizing 100 field based representatives compromised of sales representatives, sales managers and reimbursement specialists as part of the launch, and has medical science liaisons to help gain key opinion leader and regional opinion leader support.

In the Auxilium 10-K Auxilium noted that it plans to generate additional clinical data for Dupuytren’s contracture. Specifically, it “expect[s] to provide top-line three year recurrence data from [its] long term extension study in June 2011. In the first quarter of 2011, [it has] commenced dosing in a phase IV study expected to evaluate the ability to inject multiple cords in a single hand simultaneously. [Auxilium is] also planning to start a phase IV study on recurrent contractures previously successfully treated with XIAFLEX in 2011”.

Status of Regulatory Approval of XIAFLEX for Dupuytren’s Contracture in Europe

On December 16, 2010, Pfizer and Auxilium issued a joint press release to announce that Pfizer had received a positive opinion from the EMA’s CHMP recommending European Union approval for XIAPEX as treatment for Dupuytren’s contracture in adult patients with a palpable cord. The release stated that the CHMP’s positive recommendation will be reviewed by the European Commission, which has authority to approve medicines for the European Union. In addition, the release stated that Pfizer anticipates a final decision from the European Commission by the end of the first quarter of 2011. Pfizer is responsible for marketing XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries, and will do so under the registered trademark XIAPEX.

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

Surgery is the only proven treatment for Peyronie’s disease and the results are variable. Surgery often results in shortening of the penis. Auxilium has reported that 33% of Peyronie’s disease patients who undergo surgery are subsequently dissatisfied with the results and they frequently require a penile implant. Patients with Peyronie’s disease strongly desire therapeutic alternatives to surgery. Auxilium has reported that 90% of urologists would use collagenase injection to delay or avoid surgery. This finding is consistent with a survey of urologists conducted for us. In the Auxilium 10-K, Auxilium stated its belief that “there is a large unmet medical need for a non-surgical solution to Peyronie’s [disease]”.

Histological and biochemical studies indicate that the scarring on the penis due to Peyronie’s disease is composed primarily of collagen.

Development Status

On October 11, 2010, Auxilium announced that the first subject had been dosed in the global phase III program of XIAFLEX for the treatment of Peyronie’s disease. Auxilium also stated that it anticipates reporting top-line results in the first half of 2012. On March 9, 2011, Auxilium announced that it had reached target enrollment for the double-blind, placebo-controlled phase III program.

Phase IIb Trial

On December 16, 2009, Auxilium announced top-line efficacy and safety results from a phase IIb trial of XIAFLEX for the treatment of Peyronie’s disease. According to the Auxilium 10-K, the phase IIb trial was a “randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of XIAFLEX when administered two times a week every six weeks for up to three treatment cycles (2 x 3) in subjects with Peyronie’s. The study was conducted at 12 sites throughout the U.S., and patients were monitored for 36 weeks following the first injection. The trial was designed to validate a proprietary Peyronie’s Disease Questionnaire (“PDQ”) which measures several domains of patients’ sexual quality of life over a 36 week period. The four domains measured by the PDQ are penile pain, Peyronie’s bother, intercourse discomfort and intercourse constraint. Patients had to have a penile contracture between 30 and 90 degrees to be included in the study. Patients were stratified by the degree of penile curvature (i.e. 30 degrees to 60 degrees versus 60 to 90 degrees) and then randomized into four treatment groups to receive either XIAFLEX or placebo with or without modeling of the penile plaque. Modeling refers to massaging of the plaque after the second injection of a treatment series and is intended to maximize the enzymatic effect of the XIAFLEX injection in the plaque. Patients were randomized in a 3:1 ratio of XIAFLEX to placebo and a 1:1 ratio to receive penile plaque modeling or no modeling.”

In addition, the Auxilium 10-K stated that “Top-line data demonstrated that XIAFLEX improved penile curvature when compared to placebo with a mean improvement of 29.7% vs. 11%, respectively (P=0.001). In addition, the PDQ domain of Peyronie’s symptom bother was significantly improved in XIAFLEX treated subjects compared to placebo. The use of modeling also demonstrated significant improvement in XIAFLEX subjects compared to placebo, 32.4% improvement in curvature compared to a 2.5% worsening of curvature in placebo subjects (p<0.001). In the no-modeling group, XIAFLEX subjects experienced a 27.1% mean improvement in penile curvature, which was not statistically different from the 27.9% mean improvement for subjects receiving the placebo. The most common adverse events reported in the phase IIb trial were injection site bruising, injection site pain, injection site edema, contusion, penile edema and penile pain. There was a total of five (3.4%) subjects who experienced eight non-fatal serious adverse events, none of which were considered to be related to XIAFLEX. [Auxilium] sought to accomplish two goals with this study. First, [Auxilium] wanted to validate the PDQ as a tool for use in future pivotal studies. Second, [Auxilium] aimed to establish an acceptable primary endpoint related to the PDQ for use in pivotal phase III trials.”

Phase III

In the Auxilium 10-K, Auxilium stated that “[f]ollowing discussions with the FDA where [Auxilium] achieved agreement that the PDQ was a valid tool for use in a pivotal phase III trial and the appropriate endpoint for such trials, [Auxilium] commenced its phase III studies.” In its October 11, 2010 press release, Auxilium described these phase III studies as follows: the “late stage global development plan for XIAFLEX will consist of four clinical studies and will be known by the acronym IMPRESS – The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies. There will be two randomized, double-blind, placebo-controlled phase III studies, which are expected to enroll at least 600 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There also will be one open label study, which is expected to enroll at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which should enroll approximately 16 patients. XIAFLEX will be administered two times a week every six weeks for up to four treatment cycles (2 x 4). Each treatment cycle will be followed by a penile modeling procedure. Patients will be followed for 52 weeks post-first injection in the double-blind studies and for 36 weeks in the open label trial. The trials’ co-primary endpoints are the change from baseline in the Peyronie’s disease bother domain of the PDQ compared to placebo and percent improvement from baseline in penile curvature compared to placebo.” In addition, the Auxilium 10-K stated that “[t]he remaining domains of the PDQ will be considered secondary endpoints. Safety measurements will include adverse event monitoring, immunogenicity testing and clinical labs.” In addition, in its October 11, 2010 press release, Auxilium, quoting Dr. Jim Tursi, its Vice President of Clinical Research & Development, stated that it is “encouraged by the clinical profile of XIAFLEX, which emerged from [Auxilium’s] earlier phase IIb clinical trial in Peyronie’s disease. XIAFLEX was well-tolerated and produced clinically significant reductions in both penile curvature and disease bother,” and that “[o]ver the last six months, [Auxilium’s] team, in conjunction with the [FDA], outside experts and men with Peyronie’s disease, has spent a considerable amount of time and effort to refine the PDQ, which has now been accepted for use in the phase III clinical trials by the FDA’s Study Endpoint and Label Development (SEALD) Division.”

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

Additional Clinical Indications For Collagenase

Human Lipoma

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

Canine Lipoma

Based on the encouraging results reported in the clinical investigations in human lipoma, we began clinical trials in canine lipoma. Lipomas are found in 2.3% of dogs, and there may be as many as 1.7 million dogs affected with skin lipomas in the U.S. Lipomas in older dogs are very common, and lipomas that restrict motion in older dogs are a serious problem. The only proven therapy for this condition is surgical excision of the lipoma, which necessarily involves the use of general anesthesia. It has been estimated that up to 2% of sick dogs die as a complication of general anesthesia (See Brodbelt Vet J 2009 Dec; 182 (3): 375-6). We surveyed 77 veterinarians which included participants from the academic field and others that are in private practice. The participants indicated that on average they perform 25 lipoma excision surgeries per year at an average cost of $530 for the surgical procedure. It is conservatively estimated that 47,000 veterinarians are in active practice in the U.S.

Chien-801 and Chien-802 Clinical Trials

Chien-801 was a pilot study conducted for the purpose of evaluating the use of purified collagenase for the non-surgical treatment of lipoma in six dogs. The study evaluated the appropriate dosage and frequency of injections necessary to significantly reduce the size of the lipoma. The dose administered ranged from 0.012 to 0.021 mg/ cm2 which was approximately ½ to ¾ of the dose used in previous human clinical trials. Based on this dose escalation study the Company selected the dose for Chien-802.

Chien-802 was designed to evaluate the efficacy of injectable collagenase in canine lipoma in four healthy dogs with subcutaneous lipomas. Inclusion criteria required the lipoma to be benign, superficial and easily measureable. All dogs had a second lipoma that was untreated and used as a control. At 90 days post injection, in the three evaluable dogs, the lipoma size was 0%, 0% or 7% of the original size as measured by a CT scan. By contrast, the untreated lipomas were 129%, 113% and 128% of the original size at day 90. Thus, the treated lipomas showed a 97% reduction in the size of the lipoma and an increase in the size of the untreated controls of 23%.

Chien-803

Based on the positive results from Chien-802, we announced on January 6, 2011 that we had begun enrollment in a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy of purified collagenase for injection for the treatment of canine lipomas.

The trial would enroll 25 canines, each having two or more lipomas. To meet the primary endpoint an animal must achieve at least a 50% decrease in the drug-treated lipoma volume relative to baseline as measured by CT scan at 3 months post injection. As further described in this Report under “Item 3 - Legal Proceedings”, we have voluntarily agreed to suspend the trial pending a resolution of our dispute with Auxilium.

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

Other Clinical Indications

Other clinical indications for which our collagenase injection has been tested include keloids, hypertrophic scars, scarred tendons, glaucoma, herniated intervertebral discs, and as an adjunct to vitrectomy.

Total Patient Exposure to Injectable Collagenase

As discussed above, clinical investigations with our collagenase injection have been conducted in the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder, lipomas, cellulite, keloids, hypertrophic scars, scarred tendons, glaucoma, herniated intervertebral discs, and as an adjunct to vitrectomy. We have treated over 1,200 patients in our own clinical studies. According to the prescribing information for XIAFLEX made available by Auxilium, 1,082 patients received in excess of 2,600 injections for the treatment of Dupuytren’s contracture in trials sponsored by Auxilium. Auxilium reported in a December 16, 2009 press release that its Phase IIb trial for Peyronie’s disease included 109 patients treated with XIAFLEX.

LICENSING AND MARKETING AGREEMENTS

Topical Collagenase Agreement

In connection with a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), until March 2011, we received payments for certain technical assistance and certain transition services that we provided to DFB. Pursuant to the DFB Agreement, we continue to receive earn out payments based on the sales of certain products. Our right to receive earn out payments with respect to the marketed topical product sold to DFB expire in June 2013, but earn out payments for second generation collagenase products, if any, continue indefinitely.

In 2010, we received $200,000 of technical assistance related payments, and as of December 31, 2010, we have received a total of $1.4 million in consulting fees. In addition, we have recognized $1.6 million in earn out payments from DFB in connection with the net sales of topical collagenase in 2010.

Auxilium Agreement

Under the Auxilium Agreement, in 2010 we received $1.275 million of the $15 million paid to Auxilium by Pfizer. We also received $1 million related to milestone payments associated with FDA approval of XIAFLEX for Dupuytren’s contracture. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. Of these additional milestones, $135 million are tied to regulatory milestones and $260 million are based on sales milestones. According to Auxilium in the Auxilium 2010 Earnings Call, of the $135 million tied to regulatory milestones “[a] total of $60 million in milestone payments will be payable to Auxilium by Pfizer upon Pfizer’s achievement of [the] first commercial sale of XIAPEX for Dupuytren’s contracture within the major markets in Europe. $30 million will be payable upon [the] first commercial sale in the first country and a total of $30 million will be payable upon the first commercial sales in the remaining major markets.”

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

The royalty obligations under the Auxilium Agreement extend, on a country-by-country and product-by-product basis, for the longer of the patent life (including pending patents), the expiration of any regulatory exclusivity period based on orphan drug designation or foreign equivalent thereof or June 3, 2016. Auxilium may terminate the Auxilium Agreement upon 90 days prior written notice. If Auxilium terminates the Auxilium Agreement other than because of an uncured, material breach by us, all rights revert to us. On October 12, 2010, Auxilium announced that the U.S. Patent & Trademark Office (the “USPTO”) issued a patent regarding the composition and manufacturing process for XIAFLEX, which Auxilium expects will expire in July 2028. We claim both co-inventorship and co-ownership of this patent, which Auxilium disputes.

Auxilium is generally responsible, at its own cost and expense (excluding the third party costs for the development of the lyophilization of the injection formulation, which are shared equally by Auxilium and us), for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. Auxilium is responsible for all clinical development and regulatory costs for Peyronie’s disease, Dupuytren’s contracture, frozen shoulder and all additional indications for which it exercises its options. The royalties payable by Auxilium to us are subject to set-off for certain development and patent costs. Auxilium has sent us an invoice for such costs; however, the amount of such costs is in dispute.

Under the Auxilium Agreement, we have the option, exercisable no later than six months after FDA approval of the Biologics License Application (“BLA”) with respect to XIAFLEX for an indication (in the case of Dupuytren’s contracture, by August 2, 2010), to assume the right and obligation to supply, or arrange for the supply from a third party other than a back-up supplier qualified by Auxilium of, a specified portion of Auxilium’s commercial product requirements in all countries and territories of the world excluding the Pfizer Territory (the “Auxilium Territory”). In June 2010, we informed Auxilium that we were not exercising this option with respect to XIAFLEX for Dupuytren’s contracture.

Auxilium must pay us on a country-by-country and product-by-product basis a low double digit royalty as a percentage of worldwide net sales for products covered by the Auxilium Agreement. The royalty rate is independent of sales volume, clinical indication, territory, and whether the product is sold by Auxilium or Pfizer, but is subject to set-off for certain expenses we owe to Auxilium relating to certain development and patent costs. In addition, the royalty percentage may be reduced if (i) market share of a competing product exceeds a specified threshold; or (ii) Auxilium is required to obtain a license from a third party in order to practice our patents without infringing such third party’s patent rights, although Auxilium has confirmed to us that no license from a third party is required. In addition, if Auxilium out-licenses to a third party, then we will receive a specified percentage of certain payments made to Auxilium in consideration of such out-licenses.

On top of the payments set forth above, Auxilium must pay to us an amount equal to a specified mark-up of the cost of goods sold for products sold by Auxilium or Pfizer that are not manufactured by or on behalf of us.

In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval. Through December 31, 2010, Auxilium paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $17.7 million. Auxilium could make in excess of $5 million of additional contingent milestone payments for exercised indications under the Auxilium Agreement if all existing conditions are met. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional medical indications.

In addition to the milestone payments from Auxilium, the Company is entitled to 8.5% of all sublicense income that Auxilium receives from Pfizer under the Pfizer Agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones. To the extent Auxilium enters into an agreement or agreements related to other territories, the percentage of sublicense income that Auxilium would pay us will depend on the stage of development and approval of XIAFLEX for the particular indication at the time such other agreement or agreements are executed.

In its presentation materials for March 2011, Auxilium includes “advanc[ing] XIAFLEX [for] new indication(s)” as a strategic priority in 2011. In the event that Auxilium does out-license XIAFLEX in other indications, we will be entitled to receive a certain percentage of sublicense income and milestone payments for such indications pursuant to the terms of the Auxilium Agreement.

A copy of the Auxilium Agreement was filed on Form 8-K with the Securities and Exchange Commission (“SEC”) on December 19, 2008. The foregoing descriptions of the Auxilium Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Auxilium Agreement.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by the Company, its affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. The royalty rate is 0.5% of net sales. Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Office of Orphan Products Development (“OOPD”) with respect to the Dupuytren’s Licensed Product; or (iii) June 3, 2016.

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

COMPETITION

We and our licensees face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Many of our competitors have substantially greater financial, technical and human resources than we have and may subsequently develop products that are more effective, safer or less costly than any products that we have developed, are developing or will develop, or that are generic products. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for our products that receive marketing approval.

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

During fiscal years 2010 and 2009, the Company invested $1,223,931 and $488,646, respectively, in research and development activities.

GOVERNMENT REGULATION

Any product labeled for use in humans require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record-keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current political environment and the current regulatory environment at the FDA could lead to increased testing and data requirements which could impact regulatory timelines and costs.

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

If the FDA approves the NDA or BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements and any other requirements set forth in the FDA’s approval (such as the REMS program, which the FDA has required for XIAFLEX and consists of a communication plan and a medication guide). The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which impose procedural and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.

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

While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. Because patent applications in the U.S. and some other jurisdictions can proceed in secrecy until patents issue, third parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates, which they could attempt to assert against us. Also, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the USPTO or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued and challenged in a court of competent jurisdiction, would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, and frozen shoulder. We have two use patents in the U.S. covering the enzyme underlying our injectable collagenase, one for the treatment of Dupuytren’s contracture, which issued from a reissue proceeding in December 2007, and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges. An application to extend the term of the Dupytren’s patent to August 22, 2019 based upon regulatory delay in granting approval to sell XIAFLEX was filed in the USPTO on April 1, 2010. The USPTO has not taken any action on the request for extension, and we cannot be certain how much of an extension, if any, will be granted by the USPTO. In October 2010, Auxilium was granted a patent entitled “Compositions and Methods for Treating Collagen Mediated Diseases,” which will extend the royalty payments until July 12, 2028. We have filed an application in the USPTO asserting that the inventors named on that patent should also include inventors who have assigned their rights to us, and thus we should be co-owners of the patent. Auxilium has disputed that assertion. An interference might be necessary to resolve the issue. An interference has yet to be requested, and if requested, we cannot be certain whether the USPTO would declare an interference, and if declared, whether we would prevail.

Orphan Drug Designations

Two indications, Dupuytren’s contracture and Peyronie’s disease, have received orphan drug designation from the OOPD. These indications did not receive the European equivalent of orphan drug designation.

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

In the Auxilium 10-K, Auxilium stated that “[w]hile XIAFLEX does not have orphan drug status for any indication in Europe, foreign patents cover these products in certain countries, and on approval of XIAFLEX for a first indication in Europe, we expect the product will benefit from 10 years of market exclusivity and 8 years of data exclusivity. We may obtain an additional year of market exclusivity if the regulatory authorities approve an additional indication that they determine to represent a significant clinical benefit.” Our royalty term, however, is not extended by any period of marketing exclusivity as contrasted with any period of orphan drug status or foreign equivalent thereof.

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

CORPORATE INFORMATION

BioSpecifics Technologies Corp. was incorporated in Delaware in 1990. ABC-NY was incorporated in New York in 1957. Our telephone number is 516-593-7000. Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563, as further described in this Report under “Item 2 - Description of Property”.

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

Risks Related to Our Limited Sources of Revenue

Our future revenue is primarily dependent upon option, milestone and contingent royalty payments from Auxilium and contingent earn out payments from DFB.

Our primary sources of revenues are from (i) option, milestone and contingent royalty payments from Auxilium under the Auxilium Agreement, (ii) contingent earn out payments from DFB and (iii) the sale of small amounts of collagenase for laboratory research.

As described in Item 1 above, under the Auxilium Agreement, in exchange for the right to receive royalties and other payments, we granted to Auxilium the right to develop, manufacture, market and sell worldwide products (other than dermal formulations for topical administration) that contain collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease and frozen shoulder. However, we have no control over Auxilium’s ability to successfully manufacture, market and sell candidate products for the treatment of Dupuytren’s contracture, or, in the case of Peyronie’s disease and frozen shoulder, to pursue commercialization, and we may receive limited, if any, royalty payments from Auxilium. In the Auxilium 10-K, Auxilium included as a risk factor to its ability to successfully launch and commercialize XIAFLEX for Dupuytren’s contracture additional challenges with regard to reimbursement “including:

  unless and until a XIAFLEX-specific CPT (procedure) code is announced, the variability of reimbursement rates likely to be caused by the use of miscellaneous procedure codes may discourage physicians from providing XIAFLEX to certain or all patients depending on their insurance coverage;

  payor and physician confusion surrounding appropriate procedure codes to bill for the administration and follow up procedure related to XIAFLEX until such time as XIAFLEX-specific drug codes are approved could result in slow claims processing times and/or insufficient reimbursement to physicians and discourage physician use;

  physicians may have, or may believe they have, an economic incentive to perform Dupuytren’s surgery and therefore discourage XIAFLEX use;

  continued downward pressure on reimbursement rates for services and for products administered incident to a physician’s service may discourage uptake or continued usage;

  physicians may decide that managing specialty biologics such as XIAFLEX in their practices, including all of the requirement of the . . . REMS, is too complex and cumbersome for them to undertake or continue;

  an increase in insurance plans that place more of a cost share liability onto patients may limit patients willingness to pay for XIAFLEX and thereby discourage uptake;

  unforeseen changes in federal health care policy guidelines may negatively impact a physician practice’s willingness to provide novel treatments; and

  inability, difficulty or delay in obtaining XIAFLEX-specific procedure billing codes resulting in underutilization.”

In addition, there is no guarantee that a XIAFLEX-specific CPT code will meet the expectations of physicians or significantly or quickly increase sales of XIAFLEX. Moreover, royalty payments from Auxilium are subject to set-off for certain expenses we owe Auxilium under the Auxilium Agreement relating to certain development and patent costs. As a result of Auxilium’s set off of such costs, we did not receive any royalty payments from Auxilium in 2010. We have received in the past, and are entitled to receive in the future, certain milestone payments from Auxilium in respect of its efforts to commercialize such candidate products, but we have no control over Auxilium’s ability to achieve the milestones. Additionally, we have received in the past, and are entitled to receive in the future, 8.5% of all sublicense income that Auxilium receives from Pfizer under the Pfizer Agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones, of which we have no control.

We have also granted to Auxilium an option to expand its license and development rights to one or more additional indications for injectable collagenase not currently licensed to Auxilium, including for the treatment of human and canine lipoma and cellulite. If Auxilium exercises its option with respect to an additional indication, we are entitled to receive a one-time license fee for the rights to, as well as potential milestone, royalty and other payments with respect to, such new indication. If Auxilium does not exercise its option as to any additional indication, we may offer to any third party such development rights with regard to products in the Auxilium Territory, provided that we first offer the same terms to Auxilium, or develop the product ourselves. Auxilium has no obligation to exercise its option with respect to any such additional indication, and its decision to do so is in its complete discretion. Clinical trials can be expensive and the results are subject to different interpretations, therefore, there is no assurance that after conducting Phase II clinical trials on any additional indication, and incurring the associated expenses, Auxilium will exercise its option or we will receive any revenue from it. Under the Auxilium Agreement, we may only offer to a third party development rights with regard to products in the Auxilium Territory and not in the Pfizer Territory. Auxilium’s ability to develop or commercialize additional indications in the Pfizer Territory are subject to negotiation with Pfizer under the terms of the Pfizer Agreement. Even if Auxilium exercises its option as to any additional indication, its obligations to develop the product for such indication are limited to initiating Stage II Development (as defined in the Auxilium Agreement) for such additional indication within one year of exercising the option as to such indication. In the case of frozen shoulder, for example, Auxilium exercised its option in 2005, but development has not progressed beyond Stage II Development.

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

We also agreed to provide technical assistance to DFB’s affiliate, DPT Lakewood, for a fixed period of time in consideration for certain payments and we are required to maintain certain scientific resources and records in order to provide such assistance and be entitled to receive such payments. These obligations expire during March 2011.

Our dependence upon revenue from Auxilium and DFB make us subject to the commercialization and other risk factors affecting those two companies over which we have limited or no control.

Auxilium has disclosed in its securities filings a number of risk factors to consider when evaluating its business and future prospects. Given our dependence upon revenue from Auxilium, Auxilium’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. As such, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included in the Auxilium 10-K.

DFB is not a publicly traded company and therefore we have little information about its business and future prospects. Although we cannot be certain, we presume that many of the risk factors affecting Auxilium’s business may have some bearing in evaluating DFB’s ability to generate sufficient sales of topical collagenase products to entitle us to receive any earn out payments.

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

  DFB’s ability to meet its payment obligations and to manufacture and commercialize topical collagenase products for which we would receive earn out payments until June 2013, when DFB’s obligations to us terminate, absent the introduction of a second generation product as defined in the DFB Agreement;

  Auxilium’s ability to manufacture and commercialize XIAFLEX for which we would receive milestone and royalty payments;

  Pfizer’s ability to develop and commercialize the product in the Pfizer Territory and Auxilium’s receipt of milestone payments from Pfizer under the Pfizer Agreement for which we would receive a percentage of sublicense income and royalty payments (for more information regarding Auxilium’s financial risks associated with Pfizer under the Pfizer Agreement, we refer you to the full text of Auxilium’s disclosed risk factors in its securities filings, which were most recently included in the Auxilium 10-K);

  the amount actually owed to Auxilium for certain development and patent costs;

  the outcome of the litigation with Auxilium concerning our right to conduct clinical trials without the approval of the companies’ Joint Development Committee controlled by Auxilium;

  the scope, rate of progress, cost and results of our clinical trials on additional indications, including human and canine lipoma and cellulite, for which Auxilium could exercise its option to acquire rights to them, and whether Auxilium exercises the option;

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

If we breach our agreements with third parties, our business could be materially harmed.

Our agreements with third parties impose on us various obligations, such as those related to intellectual property rights, non-competition, and development of products, as described throughout this Item 1A of this Report. If we fail to comply with such obligations, or a counterparty to our agreements believes that we have failed to comply with such obligations, we may be sued and the costs of the resulting litigation could materially harm our business.

Risks Related to Clinical Trials

Our ability to conduct clinical trials may be limited by the Auxilium Agreement.

We have voluntarily agreed to suspend Chien-803, our clinical trial testing the use of injectable collagenase in canine lipoma, and will not be initiating any new trials using injectable collagenase in animals or humans pending a resolution of our dispute with Auxilium concerning our right to conduct clinical trials without the prior approval of the companies’ Joint Development Committee. On February 15, 2011, Auxilium filed a complaint against us in the Court of Common Pleas in Chester County, Pennsylvania. The complaint seeks declaratory and injunctive relief, but not monetary damages. The dispute has been sealed pending further order of the court. The outcome of the dispute will have no effect on the amounts due to us from Auxilium for exercised indications (Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder). However, if the court rules in a manner that is detrimental to our interests or interprets our agreement with Auxilium in a way that limits the scope of our rights under that agreement, we may be precluded from pursuing additional indications and, if Auxilium does not pursue such additional indications, we may also be precluded from the opportunity to receive from Auxilium license fees for the rights to, as well as potential milestone, royalty and other payments with respect to, such additional indications.

We have a limited supply of our own clinical material, which may limit our ability to conduct other clinical trials and to obtain the associated option, milestone and contingent royalty payments under the Auxilium Agreement.

Although we currently have our own clinical material, if this clinical material is damaged or otherwise becomes unusable because of improper testing, storage or otherwise, then we may have insufficient clinical material to conduct other clinical trials unless we make new material, which would entail time and expense and delay the initiation of new clinical trials. Consequently, the lack of availability of our own clinical material may limit our ability to conduct other clinical trials and to obtain additional option, milestone and royalty payments under the Auxilium Agreement.

We may have limited access to XIAFLEX under the Auxilium Agreement, which may limit our ability to conduct other clinical trials and to obtain the associated option, milestone and contingent royalty payments under the Auxilium Agreement.

Under the Auxilium Agreement, Auxilium has agreed to sell us, at cost, XIAFLEX for pre-clinical and clinical trials approved by the joint development committee and such other non-preclinical and non-clinical purposes as are consistent with our rights under this Agreement. However, there is no guaranty that Auxilium will do so. If Auxilium does not supply XIAFLEX to us directly, we may have limited ability to acquire it through other means. Consequently, the lack of availability of XIAFLEX may limit our ability to conduct other clinical trials and to obtain additional option, milestone and royalty payments under the Auxilium Agreement.

If clinical trials in humans or veterinarian trials for our potential new indications are delayed, we may not be able to obtain option, milestone or royalty payments under the Auxilium Agreement for new indications.

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

The process of conducting clinical trials and developing product candidates involves a high degree of risk and may take several years, and may ultimately not be successful.

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

Risks Related to Our Agreements with Auxilium and DFB

Our ability to conduct clinical trials and develop products for injectable administration of collagenase is limited by the Auxilium Agreement.

Under the Auxilium Agreement, we have licensed or granted options to certain of our rights to conduct clinical trials and develop products for injectable administration of collagenase. We agreed, for example, to certain non-competition provisions, which may limit our clinical development activities.

Our ability to conduct clinical trials and develop products for topical administration of collagenase is limited by the agreement we have signed with DFB.

Under the DFB Agreement, we have sold, licensed, or granted options to certain of our rights to conduct clinical trials and develop products for topical administration of collagenase. Under the terms of the DFB Agreement, we have agreed to certain non-competition provisions, which may limit our clinical development activities.

Risks Related to Regulatory Requirements

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

Conducting clinical trials for human drugs and, in certain circumstances, veterinarian trials for animal drugs, and the testing, development and manufacturing and distribution of product candidates are subject to regulation by numerous governmental authorities in the U.S. and other jurisdictions, if we desire to export the resulting products to such other jurisdictions. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of product candidates, as well as safe working conditions. Noncompliance with any applicable regulatory requirements can result in suspension or termination of any ongoing clinical trials of a product candidate or refusal of the government to approve a product candidate for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to suspend or terminate any ongoing clinical trials of a product candidate or withdraw product approvals that have been previously granted. Even after a product candidate has been approved, the FDA and comparable governmental authorities subject such product to continuing review and regulatory requirements including, for example, requiring the conducting and reporting of the results of certain clinical studies or trials and commitments to voluntarily conduct additional clinical trials. In addition, regulatory approval could impose limitations on the indicated or intended uses for which product candidates may be marketed. With respect to its approval of XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord, for example, the FDA has required a REMS program consisting of a communication plan and a medication guide. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the development, manufacturing, testing, promotion, marketing and distribution of product candidates may change in the U.S. Such changes may increase our costs and adversely affect our operations.

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

Auxilium reported in the Auxilium 10-K that the most common adverse events in the Peyronie’s phase IIb clinical trial were “injection site bruising, injection site pain, injection site edema, contusion, penile edema and penile pain.”

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

We and our licensees face competition in our product development efforts from pharmaceutical and biotechnology companies, universities and other not-for-profit institutions.

We and our licensees face competition in our product development from entities that have substantially greater research and product development capabilities and greater financial, scientific, marketing and human resources. These entities include pharmaceutical and biotechnology companies, as well as universities and not-for-profit institutions. Our and our licensees’ competitors may succeed in developing products or intellectual property earlier than we or our licensees do, entering into successful collaborations before us or our licensees, obtaining approvals from the FDA or other regulatory agencies for such products before us or our licensees, or developing products that are more effective than those we or our licensees could develop. The success of any one competitor in these or other respects will have a material adverse effect on our business, our ability to receive option payments from Auxilium or ability to generate revenues from third party arrangements with respect to additional indications for which Auxilium does not exercise its option.

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

We continue to have product liability exposure for topical product sold by us prior to the sale of our topical business to DFB. In addition, under the Auxilium Agreement, we are obligated to indemnify Auxilium and its affiliates for any harm or losses they suffered relating to any personal injury and other product liability resulting from our development, manufacture or commercialization of any injectable collagenase product. In addition, the clinical testing and, if approved, commercialization of our product candidates involves significant exposure to product liability claims. We have clinical trial and product liability insurance in the aggregate amount of $5 million dollars that we believe is adequate in both scope and amount and has been placed with what we believe are reputable insurers. We may not be able to maintain our clinical trial and product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources, and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could impair our business.

If we are unable to negotiate a new lease for our corporate headquarters or relocate, our existing operations and our operating results could be adversely affected.

As described in this Report under “Item 2 - Description of Property”, we notified our landlord of our termination of our existing lease effective March 31, 2011. If we are unable to negotiate a new lease for our current premises or relocate to other premises, our existing operations and operating results could be adversely affected.

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

Risks Related to Litigation with Auxilium

Our litigation with Auxilium could be detrimental to our relationship and the results of our operations.

Our litigation with Auxilium may inhibit or preclude our ability to pursue additional indications, and, if Auxilium does not pursue such additional indications, we may be precluded from the opportunity to receive from Auxilium license fees for the rights to, as well as potential milestone, royalty and other payments with respect to, such additional indications. If we decided to settle the litigation with Auxilium, the settlement could result in an amendment to the Auxilium Agreement and change the scope of our rights under the Auxilium Agreement.

Auxilium may obtain the relief it is seeking in its litigation against us, which could adversely affect the results of our operations.

The court before which the litigation with Auxilium is being conducted could:

  grant the relief Auxilium is seeking,

  rule in a manner that is detrimental to our interests, or

  interpret the Auxilium Agreement in a manner that limits the scope of our rights under the Auxilium Agreement.

Any of the foregoing results may inhibit or preclude our ability to conduct clinical trials in additional indications, and, if Auxilium does not pursue such additional indications, we may be precluded from the opportunity to receive from Auxilium license fees for the rights to, as well as potential milestone, royalty and other payments with respect to, such additional indications.

Our litigation with Auxilium may have an impact on our cash flow and management priorities.

The litigation that Auxilium has initiated against us, any related litigation and any resulting appeals could be costly and time-consuming and could divert the attention of management and key personnel from our business operations. These costs and diversions of management could have an adverse effect on our business and our financial condition.

Risks Related to our Common Stock

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

If any of these risks occurs, or continues to occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In addition, purchases of our common stock pursuant to our stock repurchase program may, depending on the timing and volume of such repurchases, result in our stock price being higher than it would be in the absence of such repurchases. If repurchases pursuant to the program are discontinued, our stock price may fall.

We may become subject to stockholder activism efforts that could cause material disruption to our business.

Certain influential institutional investors, hedge funds and other stockholders have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If we become subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

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

As of December 31, 2010, options to purchase 1,346,425 shares of common stock were outstanding. In addition, as of December 31, 2010 a total of 269,098 options were available for grant under our stock option plans. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

If securities analysts do not publish research reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research reports that industry or financial analysts publish about us or our business. If analysts downgrade us or any of our licensees, or other research analysts downgrade the industry in which we operate or the stock of any of our competitors or licensees, the price of our common stock will probably decline.

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

In addition, during May 2002, the Board implemented a rights agreement (commonly known as a “Poison Pill”), which effectively discourages or prevents acquisitions of more than 15% of our common stock in transactions (mergers, consolidations, tender offer, etc.) that have not been approved by our Board. The Board amended the Poison Pill in February 2011 to increase the threshold from 15% to 18% and extended the expiration date of the Poison Pill for an additional two years, to May 31, 2014. These provisions could make it more difficult for common stockholders to replace members of the Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our operations, acting in their own best interests and not necessarily those of other stockholders.

As of March 8, 2011 our executive officers, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 30.6% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Item IB. UNRESOLVED STAFF COMMENTS

None.

Item 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563. As previously reported, our previous lease for our headquarters terminated on June 30, 2010. Since June 30, 2010, we have been leasing the space from Wilbur St. Corp. on a month-to-month basis. On February 28, 2011, we notified Wilbur St. Corp. of our termination of the lease effective March 31, 2011. We intend to negotiate a new lease for our current space at a reduced rental or seek alternative space at a reduced rental.

Item 3. LEGAL PROCEEDINGS.

On February 15, 2011, Auxilium filed a complaint against us in the Court of Common Pleas in Chester County, Pennsylvania. We have voluntarily agreed to suspend Chien-803, our clinical trial testing the use of injectable collagenase in canine lipoma, and will not be initiating any new trials using injectable collagenase in animals or humans pending a resolution of our dispute with Auxilium concerning our right to conduct clinical trials without the prior approval of the companies’ Joint Development Committee. The complaint seeks declaratory and injunctive relief and does not seek monetary damages. The dispute has been sealed pending further order of the court. The outcome of the dispute will have no effect on the amounts due to us from Auxilium for exercised indications (Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder). However, if the court rules in a manner that is detrimental to our interests or interprets our agreement with Auxilium in a way that limits the scope of our rights under that agreement, we may be precluded from pursuing additional indications and, if Auxilium does not pursue such additional indications, we may also be precluded from the opportunity to receive from Auxilium license fees for the rights to, as well as potential milestone, royalty and other payments with respect to, such additional indications.

Item 4. (REMOVED AND RESERVED).

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

The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2010 and 2009 as reported by and as quoted in the OTCBB or Nasdaq, as applicable:

2010	HIGH	LOW
Fourth Quarter	$27.86	$20.71
Third Quarter	$27.36	$18.80
Second Quarter	$31.72	$19.02
First Quarter	$29.98	$26.53

2009	HIGH	LOW
Fourth Quarter	$33.00	$27.86
Third Quarter	$32.05	$23.67
Second Quarter	$24.98	$18.06
First Quarter	$21.50	$17.50

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Record

As of March 8, 2011, there were approximately 80 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

It has been our policy to retain potential earnings to finance the growth and development of our business and not pay dividends, and we have no current plans to pay dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available
	of outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,346,425	$7.81	269,098
Equity compensation plans not approved by security holders	-	-	-

Total	1,346,425	$7.81	269,098

(1) Please see Note 9, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

					Maximum Dollar
				Total Number of	Value of Shares
	Total Number of		Average	Shares Purchased	that may yet be
	Shares Purchased		Price Paid	as Part of Publicly	Purchased
Month	During Month (2)		Per Share (3)	Announced Plan	under the Plan (4)
October 1 to October 31, 2010	−	$	−	−	$1,581,242.43
November 1 to November 30, 2010	1,890		$20.76	1,890	$1,541,999.23
December 1 to December 31, 2010	−	$	−	−	$1,541,999.23

Total	1,890

(1)

On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $2.0 million of our outstanding common stock over a period of 12 months. The above table provides information regarding our stock repurchases in the quarter ended December 31, 2010. This program expires on June 4, 2011 and may be suspended or discontinued at any time. We have no obligation to repurchase stock under this program.

(2)	The purchases were made in open-market transactions.

(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

(4)	Represents the difference between the $2,000,000 of stock repurchases authorized by our board of directors and the value of the stock repurchased from June 4, 2010 through the indicated month.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Biotechnology Index, and (ii) the NASDAQ Composite Index, assuming an investment of $100 on December 31, 2005, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among BioSpecifics Technologies Corp., the NASDAQ Biotechnology Index and the NASDAQ Composite Index

	12/30/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
BioSpecifics Technologies Corp.	$100.00	$463.41	$1,219.51	$2,609.76	$3,579.27	$3,121.95
Nasdaq Biotechnology Index	$100.00	$101.02	$105.65	$92.31	$106.71	$122.76
Nasdaq Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29

*Total return assumes $100 invested on December 31, 2005 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2010.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

		Years Ended December 31,
Consolidated Statement of Operations Data	2010	2009	2008	2007	2006 (1)

Net revenues	$5,661,348	$3,155,757	$8,411,780	$1,514,334	$1,916,918

Operating expenses:
Research and development	1,223,931	488,646	439,919	2,489,122	1,217,306
General and administrative	6,470,449	4,832,019	4,191,052	3,516,716	4,002,519

Total operating expenses	7,694,380	5,320,665	4,630,971	6,005,838	5,219,825

Operating income (loss)	(2,033,032)	(2,164,908)	3,780,809	(4,491,504)	(3,302,907)

Other income (expense):
Interest income	86,310	55,693	107,552	126,821	220,608
Interest expense	-	(39)	46,529	(781)	(63,133)
Other	13,130	(8,863)	108,730	(125,000)	(70,399)
Qualifying Therapeutic Credit	426,403	-	-	-	-
	525,843	46,791	262,811	1,040	87,076
Income (loss) before income tax	(1,507,189)	(2,118,117)	4,043,620	(4,490,464)	(3,215,831)
Income tax benefit (expense)	(1,351)	161,574	(299,212)	(53,865)	(147,480)

Net income (loss)	$(1,508,540)	$(1,956,543)	$3,744,408	$(4,544,329)	$(3,363,311)

Basic net income (loss) per share	$(0.24)	$(0.32)	$0.64	$(0.86)	$(0.64)

Diluted net income (loss) per share	$(0.24)	$(0.32)	$0.55	$(0.86)	$(0.64)

Shares used in computation of basic net income
(loss) per share	6,261,214	6,065,939	5,854,836	5,291,506	5,219,908
Shares used in computation of diluted net income
(loss) per share	6,261,214	6,065,939	6,836,911	5,291,506	5,219,908

(1) In March 2006, we sold our topical collagenase business to DFB, including all rights to the exclusive license agreement and we were released of any obligations thereunder. For the year-ended December 31, 2006 operating results of ABC-Curacao and certain operations of ABC-NY were classified as discontinued operations in our 2006 consolidated financial statements and are excluded in the table above.

	Years Ended December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
Cash and cash equivalents	$2,470,852	$3,950,389	$3,494,150	$68,564	$4,367,178
Short-term investments	5,360,970	4,548,541	900,000	975,000	-
Total assets	11,518,701	11,748,478	12,831,361	1,261,211	4,530,538
Total stockholders’ equity (deficit)	6,700,723	6,092,107	6,178,539	(6,735,658)	(3,268,799)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A above, and for the reasons described elsewhere in this Report. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium for injectable collagenase (which Auxilium has named XIAFLEX (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma and cellulite. Auxilium has an agreement with Pfizer pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries, and will do so under the registered trademark XIAPEX (collagenase clostridium histolyticum).

In connection with the DFB Agreement, until March 2011, we received payments for certain technical assistance and certain transition services that we provided to DFB. Under the DFB Agreement, we continue to receive earn out payments based on the sales of certain products. Our right to receive earn out payments with respect to the marketed topical product sold to DFB expire in June 2013, but earn out payments for second generation collagenase products, if any, continue indefinitely.

Operational Highlights

On February 28, 2011, Auxilium and Pfizer announced that the European Commission granted XIAPEX marketing authorization for the treatment of Dupuytren’s contracture in adult patients with a palpable cord. Auxilium and Pfizer also announced that XIAPEX “is expected to be available for use in some European markets later this year”.

On January 6, 2011, we announced promising results from our study Chien-802 showing reductions in canine lipoma following injections with purified injectable collagenase. These results build upon an earlier dose escalation study from which the Company selected the dose for Chien-802.

Chien-802 was designed to evaluate the efficacy of injectable collagenase in canine lipoma in four healthy dogs with subcutaneous lipomas. Inclusion criteria required the lipomas to be benign, superficial and easily measureable. All dogs had a second lipoma that was untreated and used as a control. At 90 days post injection, in the three evaluable dogs, the lipoma size was 0%, 0% or 7% of the original size as measured by a computed tomography (“CT”) scan. By contrast, the untreated lipomas were 129%, 113% and 128% of the original size at day 90. Thus, the treated lipomas showed a 97% reduction in the size of the lipoma and an increase in the size of the untreated controls of 23%. Based on the positive results from Chien-802, we announced on January 6, 2011 the initiation of a larger clinical trial, Chien-803, for the same indication. We have voluntarily agreed to suspend this trial and will not be initiating any new trials using injectable collagenase in animals or humans pending a resolution of our dispute with Auxilium concerning our right to conduct clinical trials without the prior approval of the companies’ Joint Development Committee. This dispute is described in this Report in “Item 3 - Legal Proceedings”.

On November 3, 2010, we announced that we had been awarded $426,000 in grant funding under the Qualifying Therapeutic Discovery Project Program. The program, funded through the U.S. Patient Protection and Affordable Care Act of 2010, encourages therapeutic discovery programs. The grant funding supports the clinical development of injectable collagenase in human lipoma and the development of improved collagenases for tissue disassociation related to cellular therapy.

On October 11, 2010, Auxilium announced that the first subject had been dosed in the global Phase III program of XIAFLEX for the treatment of Peyronie's disease. In its announcement, Auxilium described that the “late stage global development plan for XIAFLEX will consist of four clinical studies and will be known by the acronym IMPRESS - The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies. There will be two randomized, double-blind, placebo-controlled phase III studies, which are expected to enroll at least 600 patients at approximately 70 sites in the U.S. and Australia, with a 2:1 ratio of XIAFLEX to placebo. There also will be one open label study, which should enroll at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand, and one pharmacokinetic study, which it expected to enroll approximately 16 patients.”

On June 4, 2010, we announced that our board of directors authorized the repurchase of up to $2 million of our outstanding common stock, reflecting our continued commitment to increasing value for our stockholders and our confidence that we will achieve our goals.

On February 2, 2010, Auxilium announced that it received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. XIAFLEX, the only drug approved by the FDA for the treatment of Dupuytren’s contracture, became available by prescription for such treatment in March 2010.

The Auxilium Agreement and other licensing agreements are discussed more fully in Item 1 of this Report under the section titled “Licensing and Marketing Agreements.”

Outlook

Currently, we generate revenue from two primary sources: in connection with the DFB Agreement and in connection with the Auxilium Agreement. Under the DFB Agreement, until March 2011, we received revenue related to certain technical assistance and certain transition services that we provided to DFB. Under the DFB Agreement, we continue to receive earn-out payments from DFB based on the sales of certain products. Under the Auxilium Agreement, we receive royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX. We will receive 8.5% of the $395 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. In addition to the payments already received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments, with respect to each of the Peyronie’s disease and frozen shoulder indications, upon the acceptance of the regulatory filing and receipt by Auxilium, its affiliate or sublicensee of regulatory approval.

Based on our current business model, we expect to have adequate cash reserves until at least the second half of 2012. As a significant portion of our revenues is tied directly to the success of Auxilium in commercializing XIAFLEX, we cannot reasonably forecast our financial condition beyond this time.

Significant Risks

In recent history we have had operating losses and may not achieve sustained profitability. As of December 31, 2010, we had an accumulated deficit from continuing operations of approximately $9.9 million.

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues, The royalty, mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain third party development and patent costs.

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us earn-out reports on a quarterly basis.

Consulting and Technical Assistance Services. We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting and technical assistance obligations to DFB expire during March 2011.

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

If conditions or other circumstances change, we may take actions to revise our reimbursable third party development cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that we will share equally with Auxilium in third party costs for the development of the lyophilization of the injection formulation and certain patent expenses which are creditable against future royalty revenues.

In January 2011, we received a credit memo from Auxilium reducing by $227,000 the amount Auxilium claims we owe for our portion of the lyophilization expenses through December 31, 2010. Any amount ultimately agreed as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX. In 2010, we recognized approximately $0.7 million related to royalty revenue from the sale of XIAFLEX. Based upon the updated information and the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $2.6 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. We have classified accrued third party development costs as current liabilities on our balance sheet as of December 31, 2010.

Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Receivables and Deferred Revenue. Under the DFB Agreement, we agreed to provide certain technical assistance and transitional services in consideration of fees and costs totaling over $1.4 million. At the closing of the DFB Agreement, DFB made a partial payment to us of $400,000 in respect of the technical assistance to be provided by us. To date, we have received a total of $1.4 million in payments from DFB. The consulting and technical assistance obligations expire during March 2011.

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

As of December 31, 2010, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie’s disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

Stock Based Compensation. Under ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. Expected volatility is based on the historical volatility of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value future employee stock-based awards granted, to the extent any such awards are granted.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Net revenues

Net revenues for the two years ended December 31, 2010 and 2009 comprise the following:

	Year Ended December 31
	2010	2009	Change	% Change

Net sales	$34,508	$39,035	$(4,527)	(12%	)
Royalties	2,320,729	1,271,597	1,049,132	83%
Licensing revenue	3,026,111	1,565,125	1,460,986	93%
Consulting fees	280,000	280,000	-	-
Total net revenues	$5,661,348	$3,155,757	$2,505,591	79%

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use. For the calendar years ended 2010 and 2009 product revenues were $34,508 and $39,035, respectively. This decrease of $4,527 or 12% was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under our agreement with Auxilium and earn-out revenues associated with the DFB Agreement. Total royalty and earn-out revenues for year ended December 31, 2010 were $2,320,729 as compared to $1,271,597 in the 2009 period, an increase of $1,049,132 or 83%. We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the year ended December 31, 2010 were $1,610,548 and $1,271,597 for the same period in 2009. This increase of $338,950 or 27% is mainly related to the increase in net sales during the 2010 period reported to us by DFB.

In 2010, we began to recognize royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement. Under the Auxilium Agreement, royalties to which we are entitled are subject to set-off for certain expenses we owe to Auxilium relating to certain development and patent costs. Royalty and cost of goods sold revenues recognized under the Auxilium Agreement for the 2010 period were $682,160 and zero in the comparable period of 2009. The increase was due to the net sales of XIAFLEX during 2010 reported to us by Auxilium. Auxilium launched XIAFLEX in March 2010.

Licensing Revenue

Licensing revenue consist of licensing fees, sublicensing fees and milestones. For the year ended December 31, 2010 and 2009, we recognized total licensing and milestone revenue of $3,026,111 and $1,565,125, an increase of $1,490,986 or 93%, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the year ended December 31, 2010 and 2009 were $751,111 and $1,065,125, respectively. The decrease of $314,014, or 29%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010.

Milestone revenue recognized for the year ended December 31, 2010 and 2009 was $2.275 million and $0.5 million, respectively. In the 2010 period, we received and recognized $1.275 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe. We also received and recognized a milestone of $1.0 million related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 and in connection with our notification in June 2010 to Auxilium of our election not to commercially manufacture XIAFLEX. In the comparable 2009 period, we recognized $500,000 related to a milestone received under the Auxilium Agreement for the filing and acceptance of a new drug application for Dupuytren’s contracture.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. We recognize consulting revenues ratably over the term of the contract. The consulting and technical assistance obligations under the DFB Agreement expire during March 2011. For calendar years 2010 and 2009 we recognized $280,000 in each period in consulting revenue.

Research and Development Activities

Our research and development expenses consist of salaries and expenses for our research personnel; supplies, payments to consultants, investigators clinical trials and overhead costs. Research and development expenses were $1,223,931 and $488,646, respectively, for calendar years 2010 and 2009, representing an increase in 2010 of $735,285, or 150%. This increase in research and development expenses was primarily due to third party development costs that are reimbursable under the Auxilium Agreement.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $6,470,449 and $4,832,019 for calendar years 2010 and 2009, respectively, an increase of $1,638,430, or 34%, from 2009. The increase in general and administrative expenses was due to legal fees, stock based compensation and services related to investor relations partially offset by lower patent costs.

Other Income and expense

Other income for calendar year 2010 was $525,843 compared to $46,791 for calendar year 2009. Other income during 2010 was due to interest of $83,310 earned on our investments compared to $55,693 in the 2009 period. Other income during 2010 was due to a reversal of accrued tax penalties of $13,130 associated with our delinquent tax filings in previous years.

Qualifying Therapeutic Discovery Project Program

In November 2010, we were notified that we had been awarded a total cash grant of approximately $426,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $102,000 relates to qualifying expenses we had previously incurred during the 2009 fiscal year which was received during the fourth quarter of fiscal 2010. The remainder of the grant of approximately $324,000 was received in February 2011 based on qualifying expenses that we incurred during the 2010 fiscal year. We recognized the full $426,000 of the grant as of the date of notification since we had already incurred all of the qualifying expenses. Since this program is non-recurring, we elected to classify this payment as other income in the Consolidated Statement of Operations for the year ended December 31, 2010.

Income Taxes

The income tax expense for 2010 was $1,351 as compared to an income tax benefit of $161,574 for 2009. The income tax expense for 2010 was the result of minimum New York State taxes. In 2009, the Company utilized its current federal NOL to carry-back to the 2008 tax year to claim a refund of taxes paid of $198,239 which were partially offset by 2009 state tax of $1,784 and a $34,881 tax adjustment related to prior years’ tax returns.

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Net revenues

Net revenues for the two years ended December 31, 2009 and 2008 comprise the following:

	Year Ended December 31
	2009	2008	Change	% Change

Net sales	$39,035	$37,343	$1,692	5%
Royalties	1,271,597	510,127	761,470	149%
Licensing revenue	1,565,125	7,440,125	(5,875,000)	(79%	)
Consulting fees	280,000	424,185	(144,185)	(34%	)
Total revenues	$3,155,757	$8,411,780	$(5,256,023)	(62%	)

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

Royalties

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

Licensing Revenue

Licensing revenue consist of licensing fees, sublicensing fees and milestones. We recognized as licensing, sublicensing and milestone revenue $1,565,125 and $7,440,125 in calendar years 2009 and 2008, respectively. The decrease of $5,875,000, or 79%, from 2008 to 2009 was due to a sublicense fee of $6,375,000 recognized in 2008 partially offset by a $500,000 milestone received in 2009 in connection with the Auxilium Agreement.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement and a consulting agreement signed in October 2007 with Auxilium. We recognize consulting revenues ratably over the term of the contract. The consulting and technical obligations under the DFB Agreement expire during March 2011. For calendar years 2009 and 2008 we recognized $280,000 and $424,185, respectively, in consulting revenue. The decrease of $144,185 or 34% from 2008 to 2009 was primarily due to the recognition in 2008 of revenues earned in connection with the October 2007 consulting agreement with Auxilium.

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

Other Income and expense

Other income for calendar year 2009 was $46,791 compared to $262,811 for calendar year 2008. Other income during 2009 was due to interest of $55,693 earned on our investments and other consisting of tax penalties of $9,463 which was partially offset by a $600 gain related to an asset sale. Other income during 2008 was due to interest earned of $107,552 on our investments, a reversal of interest expense penalty of $80,409 associated with our delinquent tax filings partially offset by an interest expense tax payment of $33,880 after finalizing our delinquent tax returns, a reversal of accrued tax penalties of $103,203 and a small gain from the sale of an asset of $5,527.

Income Taxes

The income tax benefit for 2009 was $161,574 as compared to an income tax expense of $299,212 for 2008. In 2009 the Company utilized its current federal NOL to carryback to the 2008 tax year to claim a refund of taxes paid of $198,239 which were partially offset by 2009 state tax of $1,784 and a $34,881 tax adjustment related to prior years’ tax returns. In 2008, we accrued approximately $494,234 associated with federal and state taxes based on our net income in 2008 which was partially offset by a tax benefit related to the exercise of stock options of $314,648 and we recognized a $195,022 tax benefit in connection with our 2007 net operating loss.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At December 31, 2010, 2009 and 2008, we had cash and cash equivalents and short-term investments in the aggregate of approximately $7.8 million, $8.5 million and $4.4 million, respectively.

Sources and Uses of Cash

Net Cash provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $(0.9) million, $3.7 million and $(3.1) million for 2010, 2009 and 2008. Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges. At December 31, 2010, accounts receivable increased by $0.4 million, compared to December 31, 2009 primarily due to a higher receivable balance related to the DFB Agreement. Our deferred revenue at December 31, 2010 decreased by $0.8 million compared to December 31, 2009 primarily due to the amortization of previously received license payments under the Auxilium Agreement.

At December 31, 2009, accounts receivable decreased by $5.2 million, compared to December 31, 2008, primarily due to a receipt of a $6.375 million sublicense payment under the Auxilium Agreement which was earned in 2008 partially offset by an increase in earn-out royalties under the DFB Agreement. Our deferred revenue at December 31, 2009 decreased by $1.1 million compared to December 31, 2008 primarily due to the amortization of previously received license payments under the Auxilium Agreement.

The majority of our cash expenditures in 2010, 2009, and 2008 were to fund research and development and our business activities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million in 2010, compared to $3.6 million in 2009 and $1.2 million in 2008. In 2010, purchases of marketable securities exceeded maturities by $0.8 million. In 2009, purchases of marketable securities exceeded maturities by $3.6 million. In 2008, maturities of marketable securities exceeded purchases by $75,000 and reflects a one-time cash payment related to the buy down of future royalty obligations for Peyronie's disease of $1,250,000.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $0.2 million, $0.4 million and $7.7 million for 2010, 2009 and 2008, respectively. Net cash provided by financing activities in 2010 was from proceeds from stock option exercises partly offset by the repurchase of our common stock under our 2010 Stock Repurchase Program. Net cash provided by financing activities in 2009 was from proceeds received from stock option exercises. Net cash provided by financing activities for 2008 consisted of proceeds from the sale of our common stock of $6.0 million, repayment of an outstanding loan from our former Chairman and CEO of $1.1 million, $0.3 million related to excess tax benefits from share-based payment arrangements and proceeds received from stock option exercises of $0.3 million.

Contractual Commitments

We are involved with licensing of products which are generally associated with payments to third parties from whom we have licensed the product. Such payments may take the form of an up-front payment, milestone payments which are paid when certain parts of the overall development program are accomplished; payments upon certain regulatory events, such as the filing of an IND, an NDA or BLA, approval of an NDA or BLA, or the equivalents in other countries and payments based on a percentage of sales.

We may also out-license products, for which we hold the rights, to other companies for commercialization in other territories, or at times, for other uses. When this happens, the payments to us would also take the same form as described above.

Operating Leases

Our operating leases are principally for facilities and equipment. We currently lease approximately 15,000 square feet of space at our headquarters in Lynbrook, New York on a month to month basis. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2011 and 2014.

Future minimum annual payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2011	$5,000
2012	$3,500
2013	$3,500
2014	$1,700

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Future Impact of Recently Issued Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. We will adopt this amended guidance for the fiscal year beginning January 1, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

In February 2010, the FASB issued update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10 for an entity that is an SEC filer and is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The adoption of this update on February 24, 2010 did not have any impact on the consolidated financial statements.

In January 2010, the FASB issued update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update amends subtopic 820-10 to require 1) a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and 2 fair value measurements and to describe the reasons for the transfers, and 2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. This update also provides clarification about existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 2009. The adoption of this update did not have a material impact on the consolidated financial statements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity on Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents at December 31, 2010, amounting to approximately $2.5 million, were maintained in bank demand accounts and money market accounts. Our short-term investments of $5.4 million were maintained in certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

Item 8. FINANCIAL STATEMENTS.

For the discussion of Item 8, “Financial Statements” please see the Consolidated Financial Statements, beginning on page F-1 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of Thomas L. Wegman, the Company’s President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on this criteria.

Tabriztchi & Co, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included in Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1)

(2)	Financial Statement Schedules

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(3)	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

(b)	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

BIOSPECIFICS TECHNOLOGIES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR
ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three-years in the period ended December 31, 2010. BioSpecifics Technologies Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.

Garden City, NY
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioSpecifics Technologies Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioSpecifics Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2010 and 2009 and the related statements of income, stockholders' equity and comprehensive income, and cash flows of BioSpecifics Technologies Corp. for each of the three years ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.

Garden City, NY
March 14, 2011

BioSpecifics Technologies Corp.
Consolidated Balance Sheet
December 31,

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,470,852	$3,950,389
Short term investments	5,360,970	4,548,541
Accounts receivable, net	1,986,125	1,295,399
Income tax receivable	185,386	416,821
Prepaid expenses and other current assets	91,925	63,260
Total current assets	10,095,258	10,274,410

Deferred royalty buy-down	1,250,000	1,250,000
Property, plant and equipment, net	-	610
Patent costs, net	173,443	223,458

Total assets	11,518,701	11,748,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	893,083	584,509
Accrued third party development expenses	2,649,369	2,965,225
Deferred revenue	483,769	877,778
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	4,104,359	4,505,650

Deferred revenue - license fees	713,619	1,150,721

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,445,743and 6,327,318 shares issued at December 31, 2010 and 2009, respectively	6,446	6,327
Additional paid-in capital	17,739,765	15,164,727
Accumulated deficit	(9,893,530)	(8,384,990)
Treasury stock, 151,875 and 131,267 shares at cost as of December 31, 2010 and 2009	(1,151,958)	(693,957)
Total stockholders' equity	6,700,723	6,092,107

Total liabilities and stockholders’ equity	$11,518,701	$11,748,478

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
Years Ended December 31,

	2010	2009	2008
Revenues:
Net sales	$34,508	$39,035	$37,343
Royalties	2,320,729	1,271,597	510,127
Licensing revenue	3,026,111	1,565,125	7,440,125
Consulting fees	280,000	280,000	424,185
Total revenues	5,661,348	3,155,757	8,411,780

Costs and expenses:
Research and development	1,223,931	488,646	439,919
General and administrative	6,470,449	4,832,019	4,191,052
Total costs and expenses	7,694,380	5,320,665	4,630,971
Operating income (loss)	(2,033,032)	(2,164,908)	3,780,809

Other income (expense):
Interest income	86,310	55,693	107,552
Interest expense	-	(39)	46,529
Other	13,130	(8,863)	108,730
Qualifying Therapeutic Discovery Grant	426,403	-	-
	525,843	46,791	262,811

Income (loss) before benefit (expense) for income tax	(1,507,189)	(2,118,117)	4,043,620
Income tax benefit (expense)	(1,351)	161,574	(299,212)
Net income (loss)	$(1,508,540)	$(1,956,543)	$3,744,408

Basic net income (loss) per share	$(0.24)	$(0.32)	$0.64

Diluted net income (loss) per share	$(0.24)	$(0.32)	$0.55

Shares used in computation of basic net income (loss) per share	6,261,214	6,065,939	5,854,836
Shares used in computation of diluted net income (loss) per share	6,261,214	6,065,939	6,836,911

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
Years Ended December 31,

Cash flows from operating activities:	2010	2009	2008
Net income (loss)	$(1,508,540)	$(1,956,543)	$3,744,408
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,949	35,669	55,774
Gain on disposal of fixed assets	-	-	(5,535)
Stock-based compensation expense	1,901,781	1,490,083	1,476,148
Changes in operating assets and liabilities:
Accounts receivable	(459,291)	5,616,601	(6,843,974)
Prepaid expenses and other current assets	(28,664)	(371,592)	5,449
Accounts payable and accrued expenses	24,394	55,658	(388,200)
Deferred revenue	(831,111)	(1,145,125)	(1,145,125)
Net cash provided by (used in) operating activities from continuing operations	(882,482)	3,724,751	(3,101,055)

Cash flows from investing activities:
Maturities of marketable securities	4,548,541	2,799,754	2,075,000
Purchases of marketable securities	(5,360,970)	(6,448,295)	(2,000,000)
Payment for royalty buy down	-	-	(1,250,000)
Proceeds from sale of fixed asset	-	-	8,000
Net cash used in investing activities from continuing operations	(812,429)	(3,648,541)	(1,167,000)

Cash flows from financing activities:
Proceeds from issuance of capital stock	-	-	6,007,047
Proceeds from stock option exercises	673,375	380,029	255,388
Repurchases of common stock	(458,001)	-	-
Excess tax benefits from share-based payment arrangements	-	-	314,648
Proceeds from pay-off of notes receivable from former CEO and Chairman	-	-	1,116,558
Net cash provided by financing activities from continuing operations	215,374	380,029	7,693,641

Increase (decrease) in cash and cash equivalents	(1,479,537)	456,239	3,425,586
Cash and cash equivalents at beginning of year	3,950,389	3,494,150	68,564
Cash and cash equivalents at end of year	$2,470,852	$3,950,389	$3,494,150

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$33,880
Taxes	$9,851	$214,467	$225,824

Supplemental disclosures of non-cash transactions:

Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of December 31, 2010 we accrued $250,621 related to this issue of which $36,041, $33,983 and $24,856 was amortized in the 2010, 2009 and 2008 periods, respectively. The net patent amortization expense for 2010 was $18,339 due to a reduction of reimbursable patents fees under our agreement with Auxilium from prior periods.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp. Consolidated Statement of Stockholders' Equity (Deficit)

			Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit
Balances - December 31, 2007	5,480,768	$5,481	$4,751,447	$(10,172,855)
Issuance of common stock at $10.50 to a private investor, net of issuance costs	200,000	200	2,093,450	-
Issuance of common stock at $13.00 to a private investor, net of issuance costs	100,000	100	1,299,900	-
Issuance of common stock at $15.00 to a private investor, net of issuance costs	100,000	100	1,488,929	-
Issuance of common stock at $22.50 to a private investor, net of issuance costs	50,000	50	1,124,318	-
Issuance of common stock under stock option plans	209,300	209	255,178
Tax benefit from exercised stock options	-	-	314,648	-
Stock compensation expense	-	-	1,476,149	-
Payment from former CEO and Chairman loan principal and interest	-	-	490,784	-
Net income	-	-	-	3,744,408
Balances - December 31, 2008	6,140,068	$6,140	$13,294,803	$(6,428,447)
Issuance of common stock under stock option plans	187,250	187	379,841	-
Stock compensation expense	-	-	1,490,083	-
Net loss	-	-	-	(1,956,543)
Balances - December 31, 2009	6,327,318	$6,327	$15,164,727	(8,384,990)
Issuance of common stock under stock option plans	118,425	119	673,257	-
Stock compensation expense	-	-	1,901,781	-
Repurchases of common stock	-	-	-	-
Net loss	-	-	-	(1,508,540)
Balances - December 31, 2010	6,445,743	$6,446	$17,739,765	$(9,893,530)

		Due from
		former	Shareholder
	Treasury	Chairman and	Equity (Deficit)
	Stock	CEO	Total
Balances - December 31, 2007	(693,957)	$(625,774)	$(6,735,658)
Issuance of common stock at $10.50 to a private investor, net of issuance costs	-	-	2,093,650
Issuance of common stock at $13.00 to a private investor, net of issuance costs	-	-	1,300,000
Issuance of common stock at $15.00 to a private investor, net of issuance costs	-	-	1,489,029
Issuance of common stock at $22.50 to a private investor, net of issuance costs	-	-	1,124,368
Issuance of common stock under stock option plans	-	-	255,387
Tax benefit of exercised stock options	-	-	314,648
Stock compensation expense	-	-	1,476,149
Payment from former CEO and Chairman loan principal and interest	-	625,774	1,116,558
Net income	-	-	3,744,408
Balances - December 31, 2008	$(693,957)	$-	$6,178,539
Issuance of common stock under stock option plans	-	-	380,028
Stock compensation expense	-	-	1,490,083
Net loss	-	-	(1,956,543)
Balances - December 31, 2009	$(693,957)	$-	$6,092,107
Issuance of common stock under stock option plans	-	-	673,376
Stock compensation expense	-	-	1,901,781
Repurchases of common stock	(458,001)	-	(458,001)
Net loss	-	-	(1,508,540)
Balances - December 31, 2010	$(1,151,958)	$-	$6,700,723

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement (the “Auxilium Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis), and Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma and cellulite. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in 27 member countries of the European Union and 19 other European and Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum).

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

As consideration for the purchased assets we received $8 million in cash, DFB’s assumption of certain liabilities, and the right to receive earn out payments in the future based on sales of certain products. In connection with the closing of the DFB Agreement, we agreed to provide certain technical assistance and certain transition services to DFB in consideration of fees and costs totaling over $1.4 million. At the closing, DFB paid to us a partial payment of $400,000 in respect of the technical assistance to be provided by us. As of December 31, 2010, we have received a total of $1.4 million in payments from DFB. The consulting and technical assistance obligations expire during March 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Use of Estimates

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

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

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

Royalty/Earn-Out Revenue

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues, The royalty, mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain third party development and patent costs.

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we have the right to receive earn-out payments in the future based on sales of certain products. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us earn-out reports on a quarterly basis.

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing and milestone payments in “License Revenues” in our consolidated statements of operations in this Report.

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

Consulting and Technical Assistance Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of our DFB Agreement and Auxilium Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting and technical assistance obligations to DFB expire during March 2011.

Accounts receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which when realized have been within the range of management’s expectations. Our policy is to write off bad debts as uncollectible when it is determined that they cannot be collected.

As of December 31, 2010, accounts receivables include approximately $1.6 million due from DFB in accordance with the terms of the DFB Agreement. Under the DFB Agreement, we receive royalty payments and a report within ninety (90) days from the end of each calendar year after the licensee has sold the royalty-bearing product.

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

In January 2011, we received a credit memo from Auxilium reducing the amount we owed for lyophilization expenses by $227,000 to the total amount due that Auxilium believes is owed by us through December 31, 2010 under this provision. Any amount ultimately agreed as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX. In 2010, we recognized approximately $0.7 million related to royalty revenue from the sale of XIAFLEX. Based upon the updated information and the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $2.6 million.

Based on our preliminary review, we believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium. We have classified accrued third party development costs as current liabilities on our balance sheet as of December 31, 2010.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The company did not grant stock options during the 2010 year. The ranges of valuation assumptions used were as follows for 2009 and 2008:

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	December 31,
	2010	2009	2008
Research and development	$109,385	$108,465	$37,789
General and administrative	1,792,396	1,381,618	1,438,360
Total stock-based compensation expense	$1,901,781	$1,490,083	$1,476,149

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Accounting Standards Codification 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”). Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2010, 2009 and 2008 was $685,096, zero and $572,424, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years.

Patent Costs

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 11 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of December 31, 2010, the Company’s capitalized costs related to certain patents paid by Auxilium on behalf of the Company and are reimbursable to Auxilium under our agreement. These patent costs are creditable against future royalty revenues. At December 31, net patent costs consisted of:

	2010	2009	2008
Patents, net	$173,443	$223,458	$164,424

The amortization expense for patents was $36,041, $33,983 and $24,856, for the years ended December 31, 2010, 2009 and 2008. The net patent amortization expense for 2010 was $18,339 due to a reduction of reimbursable patents fees under our agreement with Auxilium from prior periods. The estimated aggregate amortization expense for each of the next five years is as follows:

2011	38,000
2012	35,000
2013	33,000
2014	26,000
2015	10,000

Income Taxes

In accordance with Accounting Standards Codification 740-10-45-25, Income Statement Classification of Interest and Penalties (“ASC 740-10-45-25”) we classify interest associated with income taxes under interest expense and tax penalties under other.

Qualifying Therapeutic Discovery Project Program

In November 2010, we were notified that we had been awarded a total cash grant of approximately $426,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $102,000 relates to qualifying expenses we had previously incurred during the 2009 fiscal year which was received during the fourth quarter of fiscal 2010. The remainder of the grant of approximately $324,000 was received in February 2011 based on qualifying expenses that we incurred during the 2010 fiscal year. We recognized the full $426,000 of the grant as of the date of notification since we had already incurred all of the qualifying expenses. Since this program is non-recurring, we elected to classify this payment as other income in the Consolidated Statement of Operations for the year ended December 31, 2010.

Future Impact of Recently Issued Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. We will adopt this amended guidance for the fiscal year beginning January 1, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

In February 2010, the FASB issued update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10 for an entity that is an SEC filer and is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The adoption of this update on February 24, 2010 did not have any impact on the consolidated financial statements.

In January 2010, the FASB issued update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update amends subtopic 820-10 to require 1) a reporting entity to disclose separately the amounts of significant transfers in and out of level 1 and 2 fair value measurements and to describe the reasons for the transfers, and 2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. This update also provides clarification about existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 2009. The adoption of this update did not have a material impact on the consolidated financial statements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity on Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

3. FAIR VALUE MEASUREMENTS

The authoritative literature for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

As of December 31, 2010, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2010, 2009 and 2008:

December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,470,852	$2,470,852	-	-
Certificates of Deposit	5,360,970	5,360,970	-	-

December 31, 2009
Cash and cash equivalents	$3,950,389	$3,950,389	-	-
Certificates of Deposit	4,548,541	4,548,541	-	-

December 31, 2008
Cash and cash equivalents	$3,494,150	$3,494,150	-	-
Certificates of Deposit	900,000	900,000	-	-

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

	2010	2009	2008

Net income (loss) for diluted computation	$(1,508,540)	$(1,956,543)	$3,744,408

Weighted average shares:
Basic	6,261,214	6,065,939	5,854,836
Effect of dilutive securities:
Stock options	-	-	982,075

Diluted	6,261,214	6,065,939	6,836,911

Net income (loss) Per Share:
Basic	$(0.24)	$(0.32)	$0.64
Diluted	$(0.24)	$(0.32)	$0.55

For the years ended December 31, 2010 and 2009, 912,001 and 923,900 of potential common shares were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the Company’s net loss.

5. INVENTORIES, NET

None.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2010	2009	2008
Machinery and equipment	$562,610	$562,610	$562,610
Furniture and fixtures	91,928	91,928	91,928
Leasehold improvements	1,185,059	1,185,059	1,185,059
	1,839,597	1,839,597	1,839,597
Less accumulated depreciation and amortization	(1,839,597)	(1,838,987)	(1,837,300)
	$-	$610	$2,297

Total depreciation expense amounted to $610, $1,687 and $30,919 for calendar years 2010, 2009 and 2008, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2010	2009	2008
Trade accounts payable and accrued expenses	$674,917	$378,872	$409,433
Accrued legal and other professional fees	77,442	70,935	117,837
Accrued payroll and related costs	140,725	134,702	115,195
	$893,084	$584,509	$642,465

8. INCOME TAXES

The provision for income taxes consist of the following:

Year ended December 31,

	2010	2009	2008
Current:
Federal	$-	$(198,239)	$172,186
State	1,351	1,784	7,400
	1,351	(196,455)	179,586
Deferred:
Federal	-	-	-
State	-	-	-

Total	$1,351	$(196,455)	$179,586

The effective income tax rate of the Company differs from the federal statutory tax rate of 34% due to the following items:

Year ended December 31,

	2010		2009		2008
Computed tax expense at statutory rate	(34.0%	)	(34.0%	)	34.0%
Deferred revenues	(16.9%	)	(17.1%	)	(9.0%	)
Tax benefit of exercised options and warrant	-		-		(6.4%	)
Stock-based compensation	42.8%		23.9%		12.4%
Tax benefit of NOL	-		-		(14.7%	)
Other	(9.5%	)	(1.8%	)	(11.9%	)
Increase (decrease) in valuation allowance	17.6%		25.8%		0.0%
Effective tax rate (benefit)	-		(3.2%	)	4.4%

The effective rate reconciliation includes the permanent differences and changes in valuation allowance for deferred revenues, stock-based compensation and net operating loss.

Year ended December 31,

	2010	2009	2008

Tax Credit carryforward	$1,027,633	$1,039,390	$1,039,390
Deferred revenues	466,981	741,714	1,231,287
Other	-	54,846	37,736
Options	939,643	406,517	815,686
Net operating loss carryforward	1,168,277	556,504	128,775

Net deferred tax assets before valuation allowance	3,602,534	2,798,971	3,252,874
Valuation allowance	(3,602,534)	(2,798,971)	(3,252,874)

Net deferred tax asset	$-	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Based on the Company's uncertainty of anticipated future taxable income, the Company is keeping a full valuation allowance for all its deferred tax assets. The Company’s valuation allowance increased by $0.8 million primarily due to the recognition of change a in estimate related to incentive stock options and the net operating loss carryforward.

At December 31, 2010, we had federal tax return net operating loss carry forwards of approximately $2.7 million of which $1.9 million will expire in 2029 and $0.8 million 2030, if not utilized. In addition, we had state tax return net operating loss carry forwards of approximately $4.9 million related to New York State, which will expire in 2027 through 2030 if not utilized. The recorded deferred tax asset amount of $0.9 million for net operating losses shown in the above table is net of windfall stock compensation deductions due to the disqualification of certain stock option that were exercised and sold in 2009, which when realized, will be recorded directly to additional paid-in capital in accordance with ASC 718-25-09.

At December 31, 2010, we had orphan drug tax credits of approximately $1.0 million that can be carried forward and will generally expire in 2023 through 2029, if not utilized.

As of December 31, 2010, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position.

9. STOCKHOLDERS’ EQUITY

Stock Option Plans

In July 1997, the Company's stockholders approved a stock option plan (the “1997 Plan”) for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees which expired in July 2007. Under the 1997 Plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Company’s board of directors, at its discretion, may provide for different vesting schedules. The options expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. In accordance with terms of the 1997 Plan, no options were granted ten years after the effective date of the 1997 Plan, or July 2007. In July 2007, approximately 231,000 stock options expired unissued, and there are no shares available for grant remaining under the 1997 Plan. As of December 31, 2010 there were 9,000 options outstanding under the 1997 Plan.

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan”), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. On June 17, 2009, our stockholders approved an amendment to the 2001 Plan to extend the term of the 2001 Plan from April 6, 2011 to April 23, 2019 and to authorize an additional 300,000 shares of our common stock for issuance under the 2001 Plan. A total of 2,050,000 shares of common stock are now authorized for issuance under the amended 2001 Plan. The Company filed a Registration Statement on Form S-8 for the 2001 Plan with the Commission on October 5, 2007 and on July 15, 2009 as amended to register these securities. As of December 31, 2010 options to purchase 1,337,425 shares of common stock were outstanding under the 1997 Plan and 2001 Plan, and a total of 269,098 shares available for grant remaining under the 2001 Plan.

The summary of the stock options activity is as follows for year ended:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	1,464,850	$7.64
2010
Options granted	-	-
Options exercised	(118,425)	5.69
Options canceled or expired	--	--
Outstanding at end of year	1,346,425	7.81
Options exercisable at year end	1,223,925	6.62
Shares available for future grant	269,098	--

The Company did not grant any stock options during 2010.

The following table summarizes information relating to stock options by exercise price at December 31, 2010:

Option Exercise Price	Outstanding Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Option Price
$0.83-2.00	661,925	4.45	$1.00	661,925	$1.00
4.00-6.00	257,000	6.42	4.69	249,500	4.65
13.00-14.00	125,000	7.38	13.51	110,000	13.55
17.00-18.99	70,000	7.93	17.69	40,000	17.30
19.00-21.00	112,500	7.75	20.57	62,500	20.23
26.00-28.00	45,000	8.69	26.43	45,000	26.43
29.00-31.00	75,000	8.88	29.53	55,000	29.64
	1,346,425	5.94	$7.81	1,223,925	$6.62

We did not grant any stock options during 2010. The weighted-average grant-date fair value for options granted during 2009 was $24.43 per share and $16.00 per share in 2008. During the 2010, 2009 and 2008, $673,375, $380,029 and $255,388 were received from stock options exercised by employees, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was approximately $23.2 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $25.60 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of December 31, 2009 was approximately $0.7 million which we expect to recognize over a weighted-average period of 1.3 years.

10. COMMITMENTS AND CONTINGENCIES

Lease Agreements

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563. As previously reported, our previous lease for our headquarters terminated on June 30, 2010. Since June 30, 2010, we have been leasing the space from Wilbur St. Corp. on a month-to-month basis. On February 28, 2011, we notified Wilbur St. Corp. of our termination of the lease effective March 31, 2011. We intend to negotiate a new lease for our current space or seek alternative space in the surrounding area.

The Company's operations are principally conducted on leased premises. Future minimum annual rental payments required under non-cancelable operating leases are zero.

Rent expense under all operating leases amounted to approximately $136,500, $136,250 and $150,000 for calendar year 2010, 2009 and 2008.

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

As previously reported, ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”) were parties to a lease agreement initially dated as of January 30, 1998 and modified as of June 24, 2009 (the “Lease Agreement”), pursuant to which the Landlord leased to the Tenant the premises located at 35 Wilbur Street, Lynbrook, NY 11563 (the “Premises”) until June 30, 2010 and for an annual rental price of $135,000. Following the expiration of the Lease Agreement, the Tenant has continued to lease the Premises from the Landlord on a month-to-month basis. As described above in Note 10, we have notified the Landlord of our termination of the Lease Agreement effective March 31, 2011.

12. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2010, 2009 or 2008.

13. SUBSEQUENT EVENTS

On February 28, 2011, Auxilium and Pfizer announced that the European Commission granted XIAPEX marketing authorization for the treatment of Dupuytren’s contracture in adult patients with a palpable cord. Auxilium and Pfizer also announced that XIAPEX “is expected to be available for use in some European markets later this year”.

In January 2011, we announced promising results from our study Chien-802, showing dramatic reductions in canine lipoma following injections with purified injectable collagenase. These results build upon an earlier dose escalation study from which we selected the dose for Chien-802.

In January 2011, we also announced the initiation of a larger clinical trial, Chien-803, for the same indication. We have voluntarily agreed to suspend this trial and will not be initiating any new trials using injectable collagenase in animals or humans pending a resolution of our dispute with Auxilium concerning our right to conduct clinical trials without the prior approval of the companies’ Joint Development Committee. On February 15, 2011, Auxilium filed a complaint against us in the Court of Common Pleas in Chester County, Pennsylvania. The complaint seeks declaratory and injunctive relief, but not monetary damages. The dispute has been sealed pending further order of the court. The outcome of the dispute will have no effect on the amounts due to us from Auxilium for exercised indications (Dupuytren’s contracture, Peyronie’s disease and Frozen Shoulder). However, if the court rules in a manner that is detrimental to our interests or interprets our agreement with Auxilium in a way that limits the scope of our rights under that agreement, we may be precluded from pursuing additional indications and, if Auxilium does not pursue such additional indications, we may also be precluded from the opportunity to receive from Auxilium license fees for the rights to, as well as potential milestone, royalty and other payments with respect to, such additional indications.

14. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2010 and 2009. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2010
Net revenues	$2,659,032	$854,807	$1,004,097	1,143,413
Operating profit (loss)	(271,963)	(936,157)	(501,784)	(323,128)
Net income (loss)	(254,180)	(910,232)	(484,297)	140,169
Basic earnings per share (1)	$(0.04)	$(0.15)	$(0.08)	$0.02
Diluted earnings per share (1)	$(0.04)	$(0.15)	$(0.08)	$0.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Net sales	$343,473	$1,221,595	$836,568	$754,122
Operating profit (loss)	(939,370)	(43,082)	(453,237)	(729,219)
Net income (loss)	(945,977)	(87,809)	(382,121)	(540,637)
Basic earnings per share (1)	$(0.16)	$(0.01)	$(0.06)	$(0.09)
Diluted earnings per share (1)	(0.16)	(0.01)	(0.06)	(0.09)

(1) Quarterly income (loss) per share may not equal the annual reported amounts due to rounding

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

10.7	Form of 1997 Stock Option Plan of Registrant (incorporated by reference as Exhibit 4.1 of the Registrant’s Form S-8 filed with the Commission on September 26, 1997)
10.8	Amended and Restated 2001 Stock Option Plan of Registrant (incorporated by reference to Appendix D of the Registrant’s Schedule14A filed with the Commission on April 30, 2009)
10.9	Rights Agreement dated as of May 14, 2002 (incorporated by reference as Exhibit 1 to the Registrant’s Form 8-A filed with the Commission on May 30, 2002)
10.10	Amendment No. 1 to Rights Agreement, dated June 19, 2003 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
10.11

Amendment No. 2 to Rights Agreement, dated as of February 3, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011).

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

10.15	Agreement dated August 27, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on September 5, 2008)

10.16	Amended and Restated Development and License Agreement dated December 11, 2008 and effective December 17, 2008 between the Company and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on December 19, 2008)
10.17	Executive Employment Agreement, dated August 5, 2008 between the Company and Thomas L. Wegman (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on August 8, 2008)
10.18	Change of Control Agreement, dated October 1, 2008 between the Company and Dr. Matthew Geller
14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
23*	Consent of Tabriztchi & Co. CPA, P.C.*
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 14, 2011

BIOSPECIFICS TECHNOLOGIES CORP.

By:	/s/ Thomas L. Wegman
Name:	Thomas L. Wegman
Title:	President

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Thomas L. Wegman	President, Director, and Principal Executive, Financial
Name: Thomas L. Wegman	and Accounting Officer
Date: March 14, 2011

/s/ Dr. Matthew Geller	Director
Name: Dr. Matthew Geller
Date: March 14, 2011

/s/ Dr. Paul Gitman	Director
Name: Dr. Paul Gitman
Date: March 14, 2011

/s/ Henry G. Morgan	Director
Name: Henry G. Morgan
Date: March 14, 2011

/s/ Michael Schamroth	Director
Name: Michael Schamroth
Date: March 14, 2011

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date: March 14, 2011

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 14, 2011