Form 10-Q
period 2011-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2011-08-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding August 04, 2011
Common Stock ($.001 par value)	6,368,868

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

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,020,547	$2,470,852
Short-term investments	5,360,970	5,360,970
Accounts receivable, net	877,391	1,986,125
Income tax receivable	185,386	185,386
Deferred tax assets	1,299,195	-
Prepaid expenses and other current assets	151,402	91,925
Total current assets	12,894,891	10,095,258

Deferred royalty buy-down	1,250,000	1,250,000
Deferred tax assets –long term	1,804,749	-
Patent costs, net	166,067	173,443

Total assets	16,115,707	11,518,701

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	784,985	893,083
Accrued third-party development expenses	881,679	2,649,369
Deferred revenue	437,100	483,769
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,181,902	4,104,359

Long-term deferred revenue	495,070	713,619

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,520,743 and 6,445,743 shares issued at June 30, 2011 and December 31, 2010, respectively	6,521	6,446
Additional paid-in capital	18,423,586	17,739,765
Accumulated deficit	(3,633,067)	(9,893,530)
Treasury stock, 160,652 and 151,875 shares at cost at June 30, 2011 and December 31, 2010, respectively	(1,358,305)	(1,151,958)
Total stockholders' equity	13,438,735	6,700,723

Total liabilities and stockholders’ equity	$16,115,707	$11,518,701

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net sales	$5,882	$18,209	$11,774	$27,145
Royalties	1,706,166	507,322	2,651,247	539,134
Licensing revenues	3,296,776	259,276	4,156,051	2,807,560
Consulting fees	-	70,000	46,667	140,000
Total Revenues	5,008,824	854,807	6,865,739	3,513,839

Costs and expenses:
Research and development	270,799	144,799	482,865	1,041,616
General and administrative	1,418,016	1,646,165	2,927,542	3,680,343
Total Cost and Expenses	1,688,815	1,790,964	3,410,407	4,721,959

Operating income (loss)	3,320,009	(936,157)	3,455,332	(1,208,120)

Other income (expense):
Interest income	16,688	25,925	33,248	51,775
Other income (expense)	14,479	-	14,479	-
	31,167	25,925	47,727	51,775

Income (loss) before expense for income tax	3,351,176	(910,232)	3,503,059	(1,156,345)
Income tax benefit (expense)	(781,835)	-	2,757,405	(8,067)

Net income (loss)	$2,569,341	$(910,232)	$6,260,464	$(1,164,412)

Basic net income (loss) per share	$0.40	$(0.15)	$0.99	$(0.19)
Diluted net income (loss) per share	$0.36	$(0.15)	$0.87	$(0.19)

Shares used in computation of basic net income (loss) per share	6,354,135	6,273,945	6,324,168	6,244,136
Shares used in computation of diluted net income (loss) per share	7,174,568	6,273,945	7,158,024	6,244,136

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2011	2010
Net income (loss)	$6,260,464	$(1,164,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,220	509
Stock-based compensation expense	264,907	1,321,772
Changes in operating assets and liabilities:
Accounts receivable	1,108,734	686,218
Deferred tax assets	(3,103,944)	-
Prepaid expenses and other current assets	(59,477)	(108,375)
Accounts payable and accrued expenses	(1,889,632)	856,057
Deferred revenue	(265,219)	(472,560)
Net cash provided by (used in) operating activities	2,337,053	1,119,209

Cash flows from financing activities:
Proceeds from stock option exercises	72,450	653,375
Payments for repurchase of common stock	(206,347)	(418,757)
Excess tax benefits from share-based payment arrangements	346,539	-
Net cash provided by (used in) financing activities	212,642	234,618

Increase (decrease) in cash and cash equivalents	2,549,695	1,353,827
Cash and cash equivalents at beginning of year	2,470,852	3,950,389
Cash and cash equivalents at end of period	$5,020,547	$5,304,216

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$9,851

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of June 30, 2011 we accrued $13,844 related to these costs of which $21,220 was amortized in the 2011 period. In 2010, the amortization expense for patents was $17,802 for the six months ended June 30, 2010 offset by an adjusted invoice received from Auxilium for certain patent matters reducing the amount to $101.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
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

Operational Highlights

On June 30, 2011, Auxilium announced three year recurrence data from the Collagenase Optimal Reduction of Dupuytren's - Long-term Evaluation of Success Study (CORDLESS) for XIAFLEX in the treatment of adult Dupuytren's contracture patients with a palpable cord. This five year observational study was designed to assess the durability of response following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. At three years, the nominal recurrence rate for the 623 joints previously treated successfully with XIAFLEX was 34.8%. Of those patients with affected MP joints, 26.6% of joints that had achieved clinical success had recurrence through three years, while 56.4% of PIP joints that had achieved clinical success had recurrence through three years.

On June 20, 2011, we announced that our Board of Directors had reauthorized the stock repurchase program under which the Company is authorized to repurchase up to $2 million of our outstanding common stock. This decision reflects our continued commitment to increasing value for our stockholders and our confidence that it will achieve its goals.

On June 1, 2011, we announced that positive data for XIAPEX were presented at the XVIth Annual Federation of European Societies for Surgery of the Hand (FESSH) Congress which took place in Oslo, Norway at the Oslo Congress Centre on May 26-28, 2011.

Statistical analysis of data for 12 previous clinical trials conducted with XIAPEX were carried out for 422 patients that had previous hand surgery, and showed that there were no clinical or statistically meaningful differences in treatment outcome between hands that had undergone previous surgery for Dupuytren’s contracture versus those that had not. Specifically, after XIAPEX treatment for metacarpophalangeal, or MP, joints in previously operated hands, the mean decrease in fixed flexion contracture was 75 ± 2.8% while patients treated in hands that had not been previously operated on experienced a decrease in fixed flexion contracture of 80 ± 2.0%. These results suggest that because repeat surgery is associated with a higher rate of complications as compared to initial surgery, XIAPEX may offer a promising alternative to patients who have had recurrence of Dupuytren’s contracture following surgery.

On May 20, 2011 we reported that XIAPEX was available for sale by Pfizer in 7 European countries: the United Kingdom, Germany, Denmark, Sweden, Finland, Norway and Austria. As of August 2011, XIAPEX has now been approved in Switzerland. XIAPEX is a new non-surgical treatment option for Dupuytren's contracture in adult patients with a palpable cord and is the first injectable treatment to be approved in the EU for the treatment of Dupuytren's contracture.

We will receive 8.5% of the $365 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. We received 8.5% of the $7.5 million received by Auxilium for the launch in Germany in the second quarter of 2011 and will receive 8.5% of each additional $7.5 million milestone payment made to Auxilium for the first commercial sale in the remaining 3 major European markets which are France, Italy and Spain. In addition, we will receive 8.5% of all additional sublicense income Auxilium receives from Pfizer, a markup on the cost of goods sold and low double digit royalties as a percent of net sales independent of clinical indication, territory and sales volume.

In April 2011, Auxilium announced it will receive a $30 million regulatory milestone payment from its EU partner, Pfizer, following the first sale of XIAPEX in a major EU market. The sale in the first major EU market occurred in the United Kingdom. We recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer under our agreement with Auxilium in the second quarter of 2011.

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

The information included in this Report should be read in conjunction with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the SEC on May 10, 2011 and Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

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

Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), requires expanded disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

—	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
—	Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
—	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,020,547	-	-
Certificates of Deposit	5,360,970	-	-

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain third party development and patent costs.

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

Upfront License and Sublicensing Fees

We generally recognize revenue from upfront licensing and sublicensing fees when the agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Nonrefundable upfront licenses and sublicenses for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period.

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

As of June 30, 2011, accounts receivables included approximately $0.9 million mainly due under our agreement with DFB.

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

In the second quarter of 2011, we recognized approximately $1.1 million related to royalty revenue from the sale of XIAFLEX. Based upon the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $0.9 million. Any amount ultimately agreed or determined as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX.  We have an ongoing dispute with Auxilium concerning the appropriate amount of creditable lyophilization and patent expenses.

We believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.  We have classified accrued third party development costs as current liabilities on our balance sheet as of June 30, 2011.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant stock options during the six month period ended June 30, 2011.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$25,457	$31,516	$52,573	$55,153
General and administrative	105,752	515,188	212,334	1,266,619
Total stock-based compensation expense	$131,209	$546,704	$264,907	$1,321,772

Stock Option Activity

A summary of our stock option activity during the six months ended June 30, 2011 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2010	1,346,425	$7.81
Granted	-	-
Forfeited	-	-
Exercised	75,000	0.97
Expired	-	$-
Outstanding as of June 30, 2011	1,271,425	$8.21

Exercisable as of June 30, 2011	1,173,925	$7.11

During the six months ended June 30, 2011 and 2010, $72,450 and $653,375, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2011 was approximately $18 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $22.40 on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of June 30, 2011 was approximately $0.4 million which we expect to recognize over a weighted-average period of 1.1 years.

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

Future Impact of Recently Issued Accounting Standards

Effective January 1, 2011, the Company adopted Accounting Standard Update ("ASU") 2009-13, "Revenue Arrangements with Multiple Deliverables" and ASU 2010-17, "Milestone Method of Revenue Recognition." These ASUs revise and clarify accounting for the milestone method and arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting. There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material. The adoption of these pronouncements did not have a material effect on the Company's financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard ("IFRS"), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board's ("IASB") concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position.

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

The following table summarizes the number of common equivalent shares that may be included for the calculation of diluted net income purposes from continuing operations reported in the consolidated statement of operations. For the three months and six ended June 30, 2010, we incurred a net loss from continuing operations and, as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculations for those periods, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	820,433	939,276	833,856	945,713

4. TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net income (loss) and other comprehensive income. Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net income (loss). The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$2,569,341	$(910,232)	$6,260,464	$(1,164,412)
Other comprehensive loss:
Change in unrealized losses on marketable securities	-	-	-	-
Total Comprehensive Income (Loss)	$2,569,341	$(910,232)	$6,260,464	$(1,164,412)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Trade accounts payable and accrued expenses	$581,930	$674,917
Accrued legal and other professional fees	57,367	77,442
Accrued payroll and related costs	145,687	140,725

Total	$784,985	$893,084

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2011, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our net patent costs consisted of:

	June 30, 2011	December 31, 2010
Patents	$264,465	$250,621
Accumulated Amortization	(98,398)	(77,178
	$166,067	$173,443

The amortization expense for patents was $21,220 for the six months ended June 30, 2011. In the comparable period of 2010, the amortization expense for patents decreased by $40,692 for the six months ended June 30, 2010 due an adjusted invoice received from Auxilium for certain patent matters. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2012	$37,000
2013	35,000
2014	27,000
2015	10,000
2016	10,000

7. INCOME TAXES

The significant components of the Company's deferred tax assets, pursuant to Accounting Standards Codification 740-10-50 consist of net operating losses, orphan tax credits, stock-based compensation and deferred revenues. For the six month period ended June 30, 2011 net income tax benefit was $2.8 million, primarily a non-cash credit. In the 2011 period, we reduced our tax assets valuation allowance and recorded net deferred tax assets of $4.2 million that we believe will more likely than not be realized as we expect to achieve sustained profitability on an on-going annual basis. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Included in the valuation adjustment is an increase in the net operating loss carry-forward of approximately $1.0 million which was applied to the current period’s federal and state income taxes, $1.1 million orphan tax credit, $1.6 million stock based deferred tax asset and $0.4 million tax asset from deferred revenues.  We had $2.2 million NOL carryforwards from windfall tax benefits from stock compensation awards and used $0.4 million to reduce taxes payable for the six month period of 2011.

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

On April 14, 2011, Landlord entered into an agreement to sell the Premises to an unrelated third party named 35 Wilbur Street Associates, LLC (“Third Party Buyer”).  The agreement is subject to an on-going contingency period. Pending the closing of the sale, the Company and the Third Party Buyer have engaged in negotiations concerning entering into a new lease at the reduced rental price of $10,000 per month (inclusive of current real estate taxes), plus utilities, for a period of six months with an option to renew for an additional six months.  If the closing of the sale does not occur or the Third Party Buyer and the Company cannot agree on the terms of the new lease, the Company will need to relocate.

10. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 09, 2011.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes, thereto included elsewhere in this Report, and is qualified by reference to them.

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

Operational Highlights

On June 30, 2011, Auxilium announced three year recurrence data from the Collagenase Optimal Reduction of Dupuytren's - Long-term Evaluation of Success Study (CORDLESS) for XIAFLEX in the treatment of adult Dupuytren's contracture patients with a palpable cord. This five year observational study was designed to assess the durability of response following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. At three years, the nominal recurrence rate for the 623 joints previously treated successfully with XIAFLEX was 34.8%. Of those patients with affected MP joints, 26.6% of joints that had achieved clinical success had recurrence through three years, while 56.4% of PIP joints that had achieved clinical success had recurrence through three years.

On June 20, 2011, we announced that our Board of Directors had reauthorized the stock repurchase program under which the Company is authorized to repurchase up to $2 million of our outstanding common stock. This decision reflects our continued commitment to increasing value for our stockholders and our confidence that it will achieve its goals.

On June 1, 2011, we announced that positive data for XIAPEX were presented at the XVIth Annual Federation of European Societies for Surgery of the Hand (FESSH) Congress which took place in Oslo, Norway at the Oslo Congress Centre on May 26-28, 2011.

Statistical analysis of data for 12 previous clinical trials conducted with XIAPEX were carried out for 422 patients that had previous hand surgery, and showed that there were no clinical or statistically meaningful differences in treatment outcome between hands that had undergone previous surgery for Dupuytren’s contracture versus those that had not. Specifically, after XIAPEX treatment for metacarpophalangeal, or MP, joints in previously operated hands, the mean decrease in fixed flexion contracture was 75 ± 2.8% while patients treated in hands that had not been previously operated experienced a decrease in fixed flexion contracture of 80 ± 2.0%. These results suggest that because repeat surgery is associated with a higher rate of complications as compared to initial surgery, XIAPEX may offer a promising alternative to patients who have had recurrence of Dupuytren’s contracture following surgery.

On May 20, 2011 we reported that XIAPEX was available for sale by Pfizer in 7 European countries: the United Kingdom, Germany, Denmark, Sweden, Finland, Norway and Austria. As of August 2011, XIAPEX has now been approved in Switzerland.  XIAPEX is a new non-surgical treatment option for Dupuytren's contracture in adult patients with a palpable cord and is the first injectable treatment to be approved in the EU for the treatment of Dupuytren's contracture.

We will receive 8.5% of the $365 million in potential additional milestone payments that may be made by Pfizer to Auxilium under the Pfizer Agreement. We received 8.5% of the $7.5 million received by Auxilium for the launch in Germany in the second quarter of 2011 and will receive 8.5% of each additional $7.5 million milestone payment made to Auxilium for the first commercial sale in the remaining 3 major European markets which are France, Italy and Spain. In addition, we will receive 8.5% of all additional sublicense income Auxilium receives from Pfizer, a markup on the cost of goods sold and low double digit royalties as a percent of net sales independent of clinical indication, territory and sales volume.

In April 2011, Auxilium announced it will receive a $30 million regulatory milestone payment from its EU partner, Pfizer, following the first sale of XIAPEX in a major EU market. The sale in the first major EU market occurred in the United Kingdom. We recognized $2.55 million of the $30 million regulatory milestone paid to Auxilium by Pfizer under our agreement with Auxilium in the second quarter of 2011.

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

Significant Risks

In recent history we have had operating losses but expect to achieve sustained profitability on an on-going annual basis. As of June 30, 2011, we had an accumulated deficit from continuing operations of approximately $3.6 million.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The June 30, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2010 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we or our licensee has met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between various deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, nonrefundable upfront product license fees, for product candidates for which we are providing continuing services related to product development, are deferred and recognized as revenue over the development period.

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues, The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain third party development and patent costs.

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

In the second quarter of 2011, we recognized approximately $1.1 million related to royalty revenue from the sale of XIAFLEX. Based upon the royalty revenue reported to us, we reduced our estimates for reimbursable third party development and certain patent costs to approximately $0.9 million. Any amount ultimately agreed or determined as being owed by us to Auxilium for lyophilization expenses and patent expenses are creditable against future royalties payable by Auxilium on net sales of XIAFLEX.  We have an ongoing dispute with Auxilium concerning the appropriate amount of creditable lyophilization and patent expenses.

We believe that only a portion of the amounts invoiced actually relates to the development of the lyophilization of the injection formulation and certain patent expenses may increase based upon a resolution of certain patent matters, and therefore, we reserve all rights related to this matter, including but not limited to our right to contest the amount charged by Auxilium.  We have classified accrued third party development costs as current liabilities on our balance sheet as of June 30, 2011.

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

As of June 30, 2011, we capitalized $1,250,000 which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX, for Peyronie’s disease, which represents the period estimated to be benefited, using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED JUNE 30, 2011 and 2010

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the three months ended June 30, 2011 and 2010, product revenues were $5,882 and $18,209, respectively. This decrease of $12,327, or 68%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

Total royalty and earn-out revenues for the three months ended June 30, 2011 was $1.7 million as compared to $0.5 million in the 2010 period. We receive royalty and earn-out revenues from two primary sources.

We recognized royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement during the second quarter of 2011. Royalty and cost of goods sold revenues recognized under the Auxilium Agreement for the three months ended June 30, 2011 were $1.1 million and zero in the comparable period of 2010. This change was due to the net sales of XIAFLEX during the second quarter of 2011 reported to us by Auxilium as they began selling XIAFLEX in March 2010. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with palpable cord in February 2010.

We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the three months ended June 30, 2011 were $0.6 million and $0.5 million for the same period in 2010. This increase of $0.1 million or 24% is mainly related to the increase in net sales during the 2011 period reported to us by DFB.

Licensing, Sublicensing and Milestone Revenues

For the three months ended June 30, 2011 and 2010, we recognized total licensing and milestone revenue of $3.3 million and $0.3 million, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the three months ended June 30, 2011 and 2010 was $0.1 million in each period.

Milestone revenue recognized for the three months ended June 30, 2011 and 2010 was $3.2 million and $150,000, respectively. In the 2011 period we received and recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer following the first sale of XIAPEX in a major EU market for Dupuytren’s contracture in Europe.  We also received and recognized a milestone of $0.6 million of the $7.5 million paid to Auxilium by Pfizer for the launch in Germany of XIAPEX in the second quarter of 2011. In the second quarter of 2010, we received and recognized the remaining $150,000 of a $1.0 million milestone related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 in connection with our notification to Auxilium of our election not to commercially manufacture XIAFLEX.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. The consulting obligations under the DFB Agreement expired in March 2011. For the three months ended June 30, 2011 and 2010 consulting revenues were zero and $70,000, respectively.

Costs and Expenses

Research and Development Activities

Research and development expenses were $270,799 and $144,799, respectively, for the three months ended June 30, 2011 and 2010. This increase of $126,000 or 87% in research and development expenses was primarily due to higher consulting services related to our animal study and research and development programs.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.6 million, respectively, for the three months ended June 30, 2011 and 2010. The decrease in general and administrative expenses of approximately $0.2 million or 13% was due to lower stock based compensation and consulting services partially offset by a reversal in the 2010 period of certain third party patent fees reimbursable under our agreement with Auxilium.

Other Income (expense), net

Other income, net, was $31,167 for the three months ended June 30, 2011 as compared to $25,925 for the same period in 2010. This change was primarily due to a refund of tax penalties associated with our prior years’ tax filings partially offset by lower interest income.

Income Tax Provision

For the three month period ended June 30, 2011 income tax expense was $0.8 million, primarily a non-cash charge as compared to an income tax expense of zero in the 2010 period. In the 2011 period, we recorded an income tax expense of $1.4 partially offset by an increase in deferred tax assets of $0.6 million related to stock-based compensation and orphan drug tax credits. Our income tax expense for the three month period ended June 30, 2011 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2011.

Net Income (Loss)

As a result of the above discussion, we recorded a net income of $2.6 million for the three months ended June 30, 2011, or $0.40 per basic and $0.36 per diluted common share, compared to a net loss of $0.9 million, or $0.15 per basic and diluted common share, for the same period in 2010.

RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 2011 and 2010

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We recognized a small amount of revenue from the sale of collagenase for laboratory use. For the six months ended June 30, 2011 and 2010, product revenues were $11,774 and $27,145, respectively. This decrease of $15,371, or 57%, was primarily related to the amount of material required to perform testing by our customers.

Royalties/Earn-out

Total royalty and earn-out revenues for the six months ended June 30, 2011 was $2.7 million as compared to $0.5 million in the 2010 period. We receive royalty and earn-out revenues from two primary sources.

We recognized royalties and the mark-up on cost of goods sold due to us under the terms of the Auxilium Agreement during the six month period of 2011. Royalty and cost of goods sold revenues recognized under the Auxilium Agreement for the six months ended June 30, 2011 were $1.9 million and zero in the comparable period of 2010. This change was due to the net sales of XIAFLEX reported to us by Auxilium as they began selling XIAFLEX in March 2010. Auxilium received marketing approval from the FDA for XIAFLEX for the treatment of adult Dupuytren’s contracture patients with palpable cord in February 2010.

We receive royalty revenues from DFB under the earn-out payment provision of the DFB Agreement, after certain net sales levels are achieved. Royalty revenues recognized under the DFB Agreement for the six months ended June 30, 2011 were $0.8 million and $0.5 million for the same period in 2010. This increase of $0.3 million or 60% is mainly related to the increase in net sales during the 2011 period reported to us by DFB.

Licensing, Sublicensing and Milestone Revenues

For the six months ended June 30, 2011 and 2010, we recognized total licensing and milestone revenue of $4.2 million and $2.8 million, respectively. Licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the six months ended June 30, 2011 was $0.2 million as compared to $0.5 million in the 2010 period. The change was primarily due to the acceleration of license revenue recognized in connection with the marketing approval from the FDA for XIAFLEX in February 2010.

Milestone revenue recognized for the six months ended June 30, 2011 and 2010 was $4.0 million and $2.3 million, respectively. In the 2011 period we received and recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer following the first sale of XIAPEX in a major EU market for Dupuytren’s contracture in Europe.  We recognized a milestone of $0.6 million of the $7.5 million paid to Auxilium by Pfizer for the launch in Germany of XIAPEX in the second quarter of 2011. We also recognized $0.8 million of the $15 million paid to Auxilium by Ashai for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan. In the 2010 period, we received and recognized $1.3 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe.  We also received and recognized a milestone of $1.0 million related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 of which payment of the remaining $150,000 was in connection with our notification in June 2010 to Auxilium of our election not to commercially manufacture XIAFLEX.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. For the six months ended June 30, 2011 and 2010 consulting revenues were $46,667 and $140,000, respectively. The change in consulting revenue was due to the expiration in March 2011 of our consulting obligations under the DFB Agreement.

Costs and Expenses

Research and Development Activities

Research and development expenses were $0.5 million and $1.0 million, respectively, for the six months ended June 30, 2011 and 2010. This decrease of approximately $0.5 million or 50% in research and development expenses was primarily due to lower third party development costs partially offset by higher consulting services related to our animal study and research and development programs.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $3.7 million, respectively, for the six months ended June 30, 2011 and 2010. The decrease in general and administrative expenses of approximately $0.8 million or 22% was due to lower stock based compensation, consulting services and investor relations fees partially offset by a reversal in the 2010 period of certain third party patent fees reimbursable under our agreement with Auxilium and Director fees.

Other Income (expense)

Other income, net, was $47,727 for the six months ended June 30, 2011 as compared to $51,775 for the same period in 2010. This change was primarily due to a refund of tax penalties associated with our prior years’ tax filings partially offset by lower interest income.

Income Tax Provision

For the six month period ended June 30, 2011 net income tax benefit was $2.8 million, primarily a non-cash credit, as compared to an income tax expense of $8,067 in the 2010 period. In the 2011 period, we reduced our tax assets valuation allowance and recorded net deferred tax assets of $4.2 million that we believe will more likely than not be realized as we expect to achieve sustained profitability on an on-going annual basis. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Included in the valuation adjustment is an increase in the net operating loss carry-forward of approximately $1.0 million which was applied to the current period’s federal and state income taxes, $1.1 million orphan tax credit, $1.6 million stock based deferred tax asset and $0.4 million tax asset from deferred revenues.  We had $2.2 million NOL carryforwards from windfall tax benefits from stock compensation awards and used $0.4 million to reduce taxes payable for the six month period of 2011.   The income tax expense for the 2010 period is primarily related to the payment of New York state taxes.

Net Income (Loss)

As a result of the above discussion, we recorded a net income of $6.3 million for the six months ended June 30, 2011, or $0.99 per basic and $0.87 per diluted common share, compared to a net loss of $1.2 million, or ($0.19) per basic and diluted common share, for the same period in 2010.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At June 30, 2011 and December 31, 2010, we had cash and cash equivalents and investments in the aggregate of approximately $10.4 million and $7.8 million, respectively.

Continuing Operations

Net cash provided by operating activities for six months ended June 30, 2011 was $2.3 million as compared to $1.1 million for the same period in 2010. The increase in the 2011 period as compared to the same period in 2010 was primarily attributable to our increased revenues during the period offset by a deferred tax asset recorded during the period and a reduction in accrued expenses associated with reimbursable third party development expenses.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was zero in each period.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was approximately $0.2 million in each period. In 2011, net cash provided by financing activities was mainly due to excess tax benefits related to share-based payments and proceeds received from stock option exercises partially offset by the repurchase of our common stock under our stock repurchase program during the period. In the 2010 period, net cash provided by financing activities was due to proceeds received from stock option exercises partially offset by repurchases of our common stock under our stock repurchase program.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at June 30, 2011, amounting to approximately $10.4 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service (CDARS). We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 28, 2011, Auxilium and Cobra filed a complaint against us in the Court of Common Pleas in Chester County, Pennsylvania, seeking declaratory judgment on all of the counts contained in our litigation against them in New York.  On June 30, 2011 Auxilium and Cobra filed a motion to dismiss or in the alternative stay our action against them in New York given the pendency of the Pennsylvania litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2011, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased During Period (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan (4)
April 1, 2010 – June 30, 2010	18,718	$22.37	18,718	$1,581,242
July 1, 2010 – September 30, 2010	-	-		$1,581,242
October 1, 2010 – December 31, 2010	1,890	$20.76	20,608	$1,541,999
January 1, 2011 – March 31, 2011	-	-		$1,541,999
April 1, 2011 – June 30, 2011	8,777	$23.51	29,385	$1,335,651
				$2,000,000 (5)
Total	29,385

(1)
On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our Board of Directors had reauthorized the stock repurchase program under which we are authorized to repurchase up to $2 million of our outstanding common stock.

(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	Represents the difference between the original $2 million of stock repurchases authorized by our board of directors on June 4, 2010 less the value of the stock repurchased for the indicated period.
(5)	On June 20, 2011, our board of directors reauthorized the repurchase of up $2 million of our common stock under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB filed with the SEC on March 2, 2007).
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the SEC on March 2, 2007).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: August 09, 2011	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer