Form 10-Q
period 2012-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2012-05-10
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding April 27, 2012
Common Stock ($.001 par value)	6,347,297

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. Our forward-looking statements are predictions based on our current expectations and our projections about future events. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including the statements made by us or by our partner Auxilium Pharmaceuticals, Inc. regarding progress toward achievement of its objectives for the sale and marketing of XIAFLEX® for Dupuytren’s contracture in the U.S., including, among other things, developments in the reimbursement process; the ability of Pfizer, Inc. to achieve its objectives for XIAPEX® in Europe; the ability of Asahi Kasei Pharma Corporation to achieve its objectives for XIAFLEX in Japan; the ability of Actelion Pharmaceuticals Ltd. to achieve its objectives for XIAFLEX in Canada, Australia, Brazil and Mexico; the success of the Phase III trials for XIAFLEX for the treatment of Peyronie’s disease; the potential market for XIAFLEX in a given indication; the initiation and outcome of clinical trials for additional indications including frozen shoulder, cellulite, human lipoma and canine lipoma, all of which will determine the amount of milestone, royalty and sublicense income we may receive; the potential of XIAFLEX to be used in additional indications; the timing of results of any clinical trials; the timing of regulatory filings and action; the receipt of any applicable milestone payments from Auxilium Pharmaceuticals, Inc.; whether royalty payments we are entitled to receive will exceed set-offs; and other risk factors identified in this Report, our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements
BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,778,036	$3,196,831
Short-term investments	5,000,000	5,000,000
Accounts receivable, net	1,847,372	3,236,917
Income tax receivable	244,720	244,720
Deferred tax assets	1,049,388	1,309,801
Prepaid expenses and other current assets	167,330	98,234
Total current assets	14,086,846	13,086,503

Deferred royalty buy-down	2,750,000	1,250,000
Deferred tax assets - long term	1,738,154	1,738,154
Patent costs, net	177,471	190,416

Total assets	18,752,471	16,265,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,281,176	601,002
Accrued tax liability	153,060	-
Deferred revenue	345,107	437,099
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,857,481	1,116,239

Long-term deferred revenue	259,238	276,520

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,554,743 and 6,530,743 shares issued at March 31, 2012 and December 31, 2011, respectively	6,555	6,531
Additional paid-in capital	20,269,082	20,049,196
Accumulated deficit	(2,549,515)	(3,291,904)
Treasury stock, 206,851 and 194,604 shares at cost at March 31, 2012 and December 31, 2011, respectively	(2,090,370)	(1,891,509)
Total stockholders' equity	15,635,752	14,872,314

Total liabilities and stockholders’ equity	$18,752,471	$16,265,073

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net sales	$7,504	$5,892
Royalties	1,899,969	945,081
Licensing revenues	679,275	859,275
Consulting fees	-	46,667
Total Revenues	2,586,748	1,856,915

Costs and expenses:
Research and development	249,552	212,066
General and administrative	1,088,722	1,509,526
Total Cost and Expenses	1,338,274	1,721,592

Operating income	1,248,474	135,323

Other income:
Interest income	9,493	16,560

Income before expense for income tax	1,257,967	151,883
Income tax benefit (expense)	(515,577)	3,539,240

Net income	$742,390	$3,691,123

Basic net income per share	$0.12	$0.59
Diluted net income per share	$0.11	$0.51

Shares used in computation of basic net income per share	6,336,503	6,293,868
Shares used in computation of diluted net income per share	6,969,936	7,203,324

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2012	2011
Net income	$742,390	$3,691,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,945	10,610
Stock-based compensation expense	39,806	133,698
Deferred tax assets	260,413	(3,539,240)
Changes in operating assets and liabilities:
Accounts receivable	1,389,545	970,098
Prepaid expenses and other current assets	(69,095)	11,436
Accounts payable and accrued expenses	1,833,233	(447,275)
Deferred revenue	(109,275)	(155,943)
Net cash provided by operating activities	4,099,962	674,507

Cash flows from investing activities:
Maturity of marketable investments	2,000,000	-
Purchases of marketable investments	(2,000,000)	-
Payment for royalty buy down	(1,500,000)	-
Net cash used in investing activities	(1,500,000)	-

Cash flows from financing activities:
Proceeds from stock option exercises	78,000	-
Payments for repurchase of common stock	(198,861)	-
Excess tax benefits from share-based payment arrangements	102,104	-
Net cash used in financing activities	(18,757)	-

Increase in cash and cash equivalents	2,581,205	674,507
Cash and cash equivalents at beginning of year	3,196,831	2,470,852
Cash and cash equivalents at end of period	$5,778,036	$3,145,359

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	-	-
Taxes	-	-

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the period ended March 31, 2012, we accrued $15,000 related to certain patent costs of which we amortized $12,945. For the first quarter of 2011, we accrued $13,844 related to these costs of which $10,610 was amortized in 2011.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum). Pfizer is currently selling XIAPEX in nine countries in Europe, including the United Kingdom, Germany and Spain. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

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
On March 31, 2012, we entered into an amendment to our existing agreement, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

On May 7, 2012, we announced the initiation of a placebo controlled randomized Phase II clinical trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas. The single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. Auxilium has the option to license development and marketing rights to this canine lipoma indication.

In a May 9, 2012 press release, Auxilium announced that The Journal of Urology had published on its website, Auxilium’s phase IIb clinical trial of XIAFLEX for the potential nonsurgical treatment of Peyronie’s disease.  Top line data from this trial had been previously reported by Auxilium. The study will be included in the June 2012 print version of The Journal of Urology.

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

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 13, 2012.

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

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on our own market assumptions. Once inputs have been characterized, this Codification topic requires us to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis for the period presented and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Cash and cash equivalents	$5,778,036	$5,778,036	-	-

Certificates of Deposit	5,000,000	5,000,000	-	-

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

Under our development and license agreement with Auxilium (as amended and restated on each of December 11, 2008 and August 31, 2011, the “Auxilium Agreement”), we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark up on cost of goods sold revenues are generally recognized one quarter following the quarter in which sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain patent costs.

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

Accounts receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from its two large pharmaceutical customers.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  We provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We recorded no material bad debt expense in the quarter ended March 31, 2012.  The allowance for doubtful accounts balance as of March 31, 2012 and 2011 was $30,095.

Accounts receivable as of March 31, 2012 is approximately $1.8 million, which consists of approximately $0.3 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties due from Auxilium in accordance with the terms of the Auxilium Agreement.

Reimbursable Third Party Development Costs

We accrue patent expenses that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of XIAFLEX. We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that were reimbursable under the Auxilium Agreement. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.  Any estimates of patent costs are based on contractual terms, historical costs, reviewing third party data and expectations regarding future development for certain products.

If conditions or other circumstances change, we may take actions to revise our reimbursable third party patent cost estimates. These revisions could result in an incremental increase or decrease in research and development costs. For example, the Auxilium Agreement provides that Auxilium and BioSpecifics will share equally certain patent expenses which are creditable against future royalty revenues.

As of March 31, 2012 our net reimbursable third party patent costs accrual was approximately $15,000.

Research and Development Expenses

Research and development (“R&D”) expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. We may fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant stock options during the three month period ended March 31, 2012.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended March 31,
	2012	2011
Research and development	$22,138	$27,116
General and administrative	17,668	106,582
Total stock-based compensation expense	$39,806	$133,698

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2012 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price
Outstanding as of December 31, 2011	1,261,425	$8.27
Granted	-	-
Forfeited	-	-
Exercised	24,000	3.25
Expired	-	$-
Outstanding as of March 31, 2012	1,237,425	$8.37

Exercisable as of March 31, 2012	1,147,425	$7.28

During the three months ended March 31, 2012 and 2011, $78,000 and zero, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2012 was approximately $9.8 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $15.82 on March 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of March 31, 2012 was approximately $0.1 million which we expect to recognize over a weighted-average period of 1.0 year.

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

Future Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard ("IFRS"), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board's concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard did not have a material impact on the financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position. We were required to adopt the new guidance retrospectively beginning January 1, 2011. Adoption has not had a material effect on our financial statements.

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

The following table summarizes the number of common equivalent shares that were included for the calculation of diluted net income purposes from continuing operations reported in the consolidated statement of operations.

	Three Months Ended March 31,
	2012	2011
Stock options	633,433	909,456

4. COMPREHENSIVE INCOME (LOSS)

For the quarters ended March 31, 2012 and 2011, we had no components of other comprehensive income or loss other than net income itself.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Trade accounts payable and accrued expenses	$2,110,170	$407,954
Accrued legal and other professional fees	176,811	50,000
Accrued payroll and related costs	147,257	143,048
Total	$2,434,238	$601,002

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 1 to 8 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2012, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our net patent costs consisted of:

	March 31,	December 31,
	2012	2011
Patents	$318,280	$318,280
Accumulated Amortization	(140,808)	(127,863)
	$177,472	$190,427

The amortization expense for patents was $12,945 for the three months ended March 31, 2012. In the comparable period of 2011, the amortization expense for patents was $10,610. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2013	46,000
2014	36,000
2015	13,000
2016	9,000
2017 through 2020	9,000

7. INCOME TAXES

The significant components of the Company's deferred tax assets, pursuant to Accounting Standards Codification 740-10-50 consist of net operating losses, orphan tax credits, stock-based compensation and deferred revenues. For the three month period ended March 31, 2012 net income tax expense was $0.5 million, primarily a non-cash charge.  For the three month period ended March 31, 2012, the valuation allowance with respect to the company’s net deferred tax assets remained unchanged.  As of March 31, 2012, our remaining deferred tax assets decreased by $0.3 million to approximately $2.8 million.

For the three month period ended March 31, 2011, the valuation allowance reversed by approximately $3.6 million with respect to our net deferred tax assets and corresponding tax benefit reduced our statutory federal tax rate of 34% and resulted in net benefit of $3.5 million. We determined that it was more likely than not that these deferred tax assets would be realized based on our projected annual profitability of operations driven by our revenues under the Auxilium Agreement. The remaining balance of deferred tax assets as of March 31, 2011 was approximately $3.5 million.

8. RELATED PARTY TRANSACTIONS

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

9. SUBSEQUENT EVENTS

On May 7, 2012, we announced the initiation of a placebo controlled randomized Phase II clinical trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas. The single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. Auxilium has the option to license development and marketing rights to this canine lipoma indication.

In a May 9, 2012 press release, Auxilium announced that The Journal of Urology had published on its website, Auxilium’s phase IIb clinical trial of XIAFLEX for the potential nonsurgical treatment of Peyronie’s disease.  Top line data from this trial had been previously reported by Auxilium. The study will be included in the June 2012 print version of The Journal of Urology.

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on May 10, 2012.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report, and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to the Auxilium Agreement, our development and license agreement with Auxilium for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum). Pfizer is currently selling XIAPEX in nine countries in Europe, including the United Kingdom, Germany and Spain. In addition, Auxilium has an agreement with Asahi pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Pursuant to the DFB Agreement, we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

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

On March 31, 2012, we entered into an amendment to our existing agreement, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

On May 7, 2012, we announced the initiation of a placebo controlled randomized Phase II clinical trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas. The single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. Auxilium has the option to license development and marketing rights to this canine lipoma indication.

In a May 9, 2012 press release, Auxilium announced that The Journal of Urology had published on its website, Auxilium’s phase IIb clinical trial of XIAFLEX for the potential nonsurgical treatment of Peyronie’s disease.  Top line data from this trial had been previously reported by Auxilium. The study will be included in the June 2012 print version of The Journal of Urology.

Outlook

Currently, we generate revenue from two primary sources: in connection with the DFB Agreement and in connection with the Auxilium Agreement.  Under the DFB Agreement, our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely. Under the Auxilium Agreement, we receive sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX/XIAPEX as described above.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up of the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark-up on cost of goods sold revenues are generally recognized one quarter following the quarter in which the underlying sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain patent costs.

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

Reimbursable Third Party Development Costs. We accrued patent expenses that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of XIAFLEX. We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that are reimbursable under the Auxilium Agreement. We agreed and have reimbursed Auxilium by offsetting future royalties payable for the amount invoiced us for third party development costs related to the development of the lyophilization of the injection formulation. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.

As of March 31, 2012 our net reimbursable third party patent costs accrual is approximately $15,000.

Receivables and Deferred Revenue. Accounts receivable as of March 31, 2012 is approximately $1.8 million, which consists of approximately $0.3 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.6 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

Royalty Buy-Down. On March 31, 2012, we entered into an amendment to our existing agreement, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

As of March 31, 2012, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended March 31, 2012 and 2011 product revenues were $7,504 and $5,892, respectively. This increase of $1,612 or 27% was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the three month period ended March 31, 2012 were $1.9 million as compared to $0.9 million in the 2011 period, an increase of $1.0 million or 101%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $1.6 million for the 2012 period compared to $0.8 million in the 2011 period. The increase was due to increased net sales of XIAFLEX during 2011 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $0.3 million for the three months ended March 31, 2012 and $0.2 million for the same period in 2011. This increase of $0.1 million is mainly related to the increase in net sales during the 2012 period reported to us by DFB.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three months ended March 31, 2012 and 2011, we recognized total licensing and milestone revenue of $0.7 million and $0.9 million, respectively, a decrease of $0.2 million or 21%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the three months ended March 31, 2012 and 2011 was $0.1 million in each period. Sublicensing fees recognized in 2012 were $570,000 compared to $750,000 in the same period in 2011. In the 2012 period, sublicensing fees recognized were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. In 2011, sublicensing fees recognized were related to the $15.0 million paid to Auxilium by Asahi for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognized revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. For the three months ended March 31, 2012 and 2011 consulting fees recognized were zero and $46,667, respectively. The consulting and technical assistance obligations to DFB expired during March 2011.

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $249,552 and $212,066, respectively, for three month period ended March 31, 2012 and 2011, representing an increase in 2012 of $37,486 or 18%. This increase in research and development expenses was primarily due to expenses related to clinical development.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have designed a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. We initiated this trial in the second quarter of 2012. Also, we have designed a phase II dose escalation clinical study of XIAFLEX for the treatment of human lipomas. The study consists of 14 patients and four dosage groups for the treatment of benign subcutaneous lipomas. We have received FDA clearance to initiate the clinical trial and plan to do so during the second quarter of  2012.

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$82,291	$68,417	$612,538
Human Lipoma	28,278	29,705	264,268

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1,088,722 and $1,509,526 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $420,804, or 28%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees, stock based compensation and consulting services partially offset by third party royalty fees.

Other Income and expense

Other income for the three months ended March 31, 2012 was $9,493 compared to $16,560 in the 2011 period. Other income in the 2012 and 2011 periods consisted of interest earned on our investments.

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

For the three month period ended March 31, 2012 income tax expense was $0.5 million, primarily a non-cash charge. Our income tax expense for the three month period ended March 31, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the three month period ended March 31, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of March 31, 2012, our remaining deferred tax assets decreased by $0.3 million to approximately $2.8 million.

For the three month period ended March 31, 2011, the valuation allowance reversed by approximately $3.6 million with respect to our net deferred tax assets and corresponding tax benefit reduced our statutory tax rate of 34% and resulted in net benefit of $3.5 million. We determined that it was more likely than not that these deferred tax assets would be realized based on our projected annual profitability of operations driven by our revenues under our agreement with Auxilium. The remaining balance of deferred tax assets as of March 31, 2011 was approximately $3.5 million.

Net Income

For the three months ended March 31, 2012 we recorded net income of $0.7 million, or $0.12 per basic and $0.11 per diluted common share, compared to a net income of $3.7 million, or $0.59 per basic and $0.51 per diluted common share, for the same period in 2011.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2012 and December 31, 2011, we had cash and cash equivalents and investments in the aggregate of approximately $10.8 million and $8.2 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2012 was $4.1 million as compared to $0.7 million for the same period in 2011. The change in the 2012 period as compared to the same period in 2011 was primarily attributable to a decrease in accounts receivable, and an increase in accounts payable and accrued expenses compared to the 2011 period which included the reversal of our valuation allowance resulting in the recording of a deferred tax asset.

Net cash used in investing activities for the three months ended March 31, 2012 was $1.5 million as compared to zero for the 2011 period. The change reflects the maturing and reinvestment of $2.0 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million.

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $18,757 and zero in the comparable period of 2011. In 2012, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program during the period partially offset by excess tax benefits related to share-based payments and proceeds received from stock option exercises.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at March 31, 2012, amounting to approximately $10.8 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2012, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased During Period (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan (4)
January 1, 2011 – March 31, 2011	0	0	20,608	$1,541,999
April 1, 2011 – June 30, 2011	8,777	$23.51	29,385	$1,335,651
				$2,000,000	(5)
July 1, 2011 – September 30, 2011	8,981	$17.18	38,366	$1,845,900
October 1, 2011 – December 31, 2011	24,971	$15.18	63,337	$1,466,796
January 1, 2012 – March 31, 2012	12,247	$16.24	75,584	$1,267,935

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

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 10, 2012	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer