Form 10-Q
period 2012-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2012-08-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding August 6, 2012
Common Stock ($.001 par value)	6,332,452

BIOSPECIFICS TECHNOLOGIES CORP.

2

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements.” The forward-looking statements include statements concerning, among other things, the timing of submission of a sBLA filing to the FDA for XIAFLEX as a treatment for Peyronie’s disease and subsequent launch in that indication; the potential market for XIAFLEX in human lipoma and canine lipoma; the timing for completing clinical trials for the use of XIAFLEX in the treatment of human lipoma, canine lipoma, cellulite, and frozen shoulder; the potential for Auxilium to receive approval to expand the label for Dupuytren’s contracture; and the timing of making XIAFLEX available in Canada. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the ability of BioSpecifics’ partner, Auxilium, and its partners, Pfizer Inc., Asahi Kasei Pharma Corporation and Actelion Pharmaceuticals Canada Inc., to achieve their objectives for XIAFLEX in their applicable territories; the potential market for XIAFLEX in a given indication, the potential of XIAFLEX to be used in additional indications, and the initiation, timing and outcome of clinical trials of XIAFLEX for additional indications; the timing of regulatory filings and action; the receipt of any applicable milestone payments from Auxilium; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2011, its Quarterly Reports on Form 10-Q for the first quarter of 2012, and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and BioSpecifics assumes no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	June 30, 2012	December 31,2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,788,173	$3,196,831
Short-term investments	5,000,000	5,000,000
Accounts receivable, net	2,820,845	3,236,917
Income tax receivable	51,070	244,720
Deferred tax assets	826,534	1,309,801
Prepaid expenses and other current assets	219,481	98,234
Total current assets	12,706,103	13,086,503

Deferred royalty buy-down	2,750,000	1,250,000
Deferred tax assets - long term	1,805,366	1,738,154
Patent costs, net	225,193	190,416

Total assets	17,486,662	16,265,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	659,764	601,002
Accrued tax liability	102,471	-
Deferred revenue	253,115	437,099
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	1,093,488	1,116,239

Long-term deferred revenue	241,955	276,520

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,554,743 and 6,530,743 shares issued at June 30, 2012 and December 31, 2011, respectively	6,555	6,531
Additional paid-in capital	20,404,909	20,049,196
Accumulated deficit	(1,882,832)	(3,291,904)
Treasury stock, 223,191 and 194,604 shares at cost at June 30, 2012 and December 31, 2011, respectively	(2,377,413)	(1,891,509)
Total stockholders' equity	16,151,219	14,872,314

Total liabilities and stockholders’ equity	$17,486,662	$16,265,073

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net sales	$1,246	$5,882	$8,750	$11,774
Royalties	2,491,313	1,706,166	4,391,282	2,651,247
Licensing revenues	109,275	3,296,776	788,550	4,156,051
Consulting fees	-	-	-	46,667
Total Revenues	2,601,834	5,008,824	5,188,582	6,865,739

Costs and expenses:
Research and development	404,346	270,799	653,898	482,865
General and administrative	1,149,926	1,418,016	2,238,648	2,927,542
Total Cost and Expenses	1,554,272	1,688,815	2,892,546	3,410,407

Operating income	1,047,562	3,320,009	2,296,036	3,455,332

Other income (expense):
Interest income	9,771	16,688	19,264	33,248
Other income (expense)	-	14,479	-	14,479
	9,771	31,167	19,264	47,727

Income before expense for income tax	1,057,333	3,351,176	2,315,300	3,503,059
Income tax benefit (expense)	(390,651)	(781,835)	(906,228)	2,757,405

Net income	$666,682	$2,569,341	$1,409,072	$6,260,464

Basic net income per share	$0.11	$0.40	$0.22	$0.99
Diluted net income per share	$0.10	$0.36	$0.20	$0.87

Shares used in computation of basic net income per share	6,343,356	6,354,135	6,339,930	6,324,168
Shares used in computation of diluted net income per share	6,971,687	7,174,568	6,984,258	7,158,024

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$666,682	$2,569,341	$1,409,072	$6,260,464
Other comprehensive income (loss)	-	-	-	-
Comprehensive income	$666,682	$2,569,341	$1,409,072	$6,260,464

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2012	2011
Net income	$1,409,072	$6,260,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,019	21,220
Stock-based compensation expense	175,685	264,907
Deferred tax assets	416,055	(3,103,944)
Changes in operating assets and liabilities:
Accounts receivable	416,072	1,108,734
Prepaid expenses and other current assets	72,403	(59,477)
Accounts payable and accrued expenses	97,438	(1,889,632)
Deferred revenue	(218,550)	(265,219)
Net cash provided by operating activities	2,397,194	2,337,053

Cash flows from investing activities:
Maturity of marketable investments	2,000,000	-
Purchases of marketable investments	(2,000,000)	-
Payment for royalty buy down	(1,500,000)	-
Net cash used in investing activities	(1,500,000)	-

Cash flows from financing activities:
Proceeds from stock option exercises	78,000	72,450
Payments for repurchase of common stock	(485,904)	(206,347)
Excess tax benefits from share-based payment arrangements	102,052	346,539
Net cash provided by (used in) in financing activities	(305,852)	212,642

Increase in cash and cash equivalents	591,342	2,549,695
Cash and cash equivalents at beginning of year	3,196,831	2,470,852
Cash and cash equivalents at end of period	$3,788,173	$5,020,547

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	-	-
Taxes	$92,000	-

Supplemental disclosures of non-cash transactions
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the six month period ended June 30, 2012, we accrued approximately $64,000 related to certain patent costs of which we amortized approximately $29,000 in the 2012 period. For the six months ended June 30, 2011, we accrued approximately $14,000 related to these costs of which approximately $21,000 was amortized in the 2011 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum). Pfizer received marketing authorization for Dupuytren’s contracture by the European Commission on February 28, 2011 and began sales in certain countries in the European Union in April 2011. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Actelion was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

Operational Highlights

On May 7, 2012, we announced the initiation of a placebo controlled randomized Phase II clinical trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas. The single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. Auxilium has the option to license development and marketing rights to this canine lipoma indication. We anticipate that we will complete enrollment by the first half of 2013.

In a May 9, 2012 press release, Auxilium announced that The Journal of Urology had published on its website, Auxilium’s phase IIb clinical trial of XIAFLEX for the potential nonsurgical treatment of Peyronie’s disease.  Top line data from this trial had been previously reported by Auxilium. The study appeared in the June 2012 print version of The Journal of Urology.

On June 4, 2012, we announced positive top-line results from the IMPRESS (The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies) Phase III clinical program of XIAFLEX for the treatment of Peyronie's disease, which was conducted by our partner Auxilium. Results from the two randomized, double-blind, placebo-controlled studies at 52 weeks demonstrated statistically significant improvements in both co-primary endpoints of the trials, including percent improvement from baseline in penile curvature deformity compared to placebo and change from baseline (improvement) in the Peyronie's disease bother domain of Auxilium’s Peyronie's Disease Questionnaire (“PDQ”) compared to placebo. Auxilium expects to submit a supplemental Biologics License Application (“sBLA”) filing to the U.S. Food and Drug Administration (“FDA”) by the end of 2012.

On June 26, 2012, we announced that we initiated a Phase II trial of XIAFLEX for the treatment of human lipoma. Human lipomas are encapsulated deposits of benign fat often detected as bulges under the skin and are diagnosed in 575,000 U.S. patients annually. We anticipate that we will complete enrollment by the first half of 2013.

In a July 9, 2012 press release, Auxilium and Actelion announced that Auxilium was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. Under the terms of the Collaboration Agreement between Actelion and Auxilium, Actelion received exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to the Collaboration Agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

In a July 30, 2012 press release, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  In the third quarter of 2012, Auxilium expects to begin a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow the Company to seek FDA approval and expansion of the Dupuytren's label.  Based on research by SDI Health, LLC estimating that 35 to 40% of annual Dupuytren's surgeries in the US are performed to treat two or more cords concurrently, Auxilium is conducting these studies to seek a multicord indication for XIAFLEX from the FDA. Auxilium expects topline results in the first half of 2014.

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

The information included in this Report should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on May 10, 2012 and March 13, 2012, respectively.

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

June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$3,788,173	$3,788,173	-	-
Certificates of Deposit	5,000,000	5,000,000	-	-

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

Accounts receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from its two large pharmaceutical customers.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  We provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We recorded no material bad debt expense in the quarter ended June 30, 2012.  The allowance for doubtful accounts balance as of June 30, 2012 and 2011 was $30,095.

Accounts receivable as of June 30, 2012 is approximately $2.8 million, which consists of approximately $1.3 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties due from Auxilium in accordance with the terms of the Auxilium Agreement.

Reimbursable Third Party Development Costs

We accrue expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of XIAFLEX. We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that were reimbursable under the Auxilium Agreement. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.  Any estimates of patent costs are based on contractual terms, historical costs, reviewing third party data and expectations regarding future development for certain products.

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

As of June 30, 2012 our net reimbursable third party patent costs accrual was approximately $74,000.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company granted 15,000 stock options, valued at approximately $109,000, during the three month period ended June 30, 2012. The Company used Black-Scholes valuation model to estimate the value of options using 54% volatility, a risk free rate of 0.69% and average exercise period of five years.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$122,679	$25,457	$144,817	$52,573
General and administrative	13,200	105,752	30,868	212,334
Total stock-based compensation expense	$135,879	$131,209	$175,685	$264,907

Stock Option Activity

A summary of our stock option activity during the six months ended June 30, 2012 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2011	1,261,425	$8.27
Granted	15,000	15.75
Forfeited	-	-
Exercised	24,000	3.25
Expired	-	-
Outstanding as of June 30, 2012	1,252,425	$8.46

Exercisable as of June 30, 2012	1,172,425	$7.48

During the six months ended June 30, 2012 and 2011, $78,000 and $72,450, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2012 was approximately $13.2 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $18.78 on June 29, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of June 30, 2012 was approximately $79,000 which we expect to recognize over a weighted-average period of nine months.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) Under ASU 2011-05, an entity is required to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position. We adopted this new guidance effective March 31, 2012 and chose to use the two separate but consecutive statements presentation approach.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	628,331	820,433	644,328	833,856

4.	COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2012 and 2011, we had no components of other comprehensive income or loss other than net income itself.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	448,362	407,954
Accrued legal and other professional fees	64,379	50,000
Accrued payroll and related costs	147,023	143,048

Total	$659,764	$601,002

6.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 1 to 8 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2012, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our net patent costs consisted of:

	June 30, 2012	December 31, 2011
Patents	$382,076	$318,280
Accumulated Amortization	(156,883)	(127,863)
	$225,193	$190,417

The amortization expense for patents for six months ended June 30, 2012 was approximately $29,000. In the comparable period of 2011, the amortization expense for patents was approximately $21,000. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2013	52,000
2014	42,000
2015	17,000
2016	14,000
2017 through 2020	14,000

7.	INCOME TAXES

The significant components of the Company's deferred tax assets, pursuant to Accounting Standards Codification 740-10-50 consist of net operating losses, orphan tax credits, stock-based compensation and deferred revenues. For the six month period ended June 30, 2012 net income tax expense was $0.9 million, primarily a non-cash charge.  For the six month period ended June 30, 2012, the valuation allowance with respect to the company’s net deferred tax assets remained unchanged.  Our remaining deferred tax assets decreased by $0.4 million to approximately $2.6 million, primarily because we used our Orphan Drug Tax Credit to reduce our taxes payable, during six months ended June 30, 2012.

For the six month period ended June 30, 2011, the valuation allowance reversed by approximately $4.2 million with respect to our net deferred tax assets. We determined that it was more likely than not that these deferred tax assets would be realized based on our projected annual profitability of operations driven by our revenues under the Auxilium Agreement. The remaining balance of deferred tax assets as of June 30, 2011 was approximately $3.1 million.

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

In a July 9, 2012 press release, Auxilium and Actelion announced that Auxilium was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. Under the terms of the Collaboration Agreement between Actelion and Auxilium, Actelion received exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to the Collaboration Agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

In a July 30, 2012 press release, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  In the third quarter of 2012, Auxilium expects to begin a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow the Company to seek FDA approval and expansion of the Dupuytren's label.  Based on research by SDI Health, LLC estimating that 35 to 40% of annual Dupuytren's surgeries in the U.S. are performed to treat two or more cords concurrently, Auxilium is conducting these studies to seek a multicord indication for XIAFLEX from the FDA. Auxilium expects topline results in the first half of 2014.

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 9, 2012.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report, and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to the Auxilium Agreement, our development and license agreement with Auxilium for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer pursuant to which Pfizer has the right to market XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries, and will do so under the registered trademark XIAPEX® (collagenase clostridium histolyticum). Pfizer received marketing authorization for Dupuytren’s contracture by the European Commission on February 28, 2011 and began sales in certain countries in the European Union in April 2011. In addition, Auxilium has an agreement with Asahi pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Actelion was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada.

Pursuant to the DFB Agreement, we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

Operational Highlights

On May 7, 2012, we announced the initiation of a placebo controlled randomized Phase II clinical trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas. The single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. Auxilium has the option to license development and marketing rights to this canine lipoma indication. We anticipate that we will complete enrollment by the first half of 2013.

In a May 9, 2012 press release, Auxilium announced that The Journal of Urology had published on its website, Auxilium’s phase IIb clinical trial of XIAFLEX for the potential nonsurgical treatment of Peyronie’s disease.  Top line data from this trial had been previously reported by Auxilium. The study appeared in the June 2012 print version of The Journal of Urology.

On June 4, 2012, we announced positive top-line results from the IMPRESS (The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies) Phase III clinical program of XIAFLEX for the treatment of Peyronie's disease, which was conducted by our partner Auxilium. Results from the two randomized, double-blind, placebo-controlled studies at 52 weeks demonstrated statistically significant improvements in both co-primary endpoints of the trials, including percent improvement from baseline in penile curvature deformity compared to placebo and change from baseline (improvement) in the Peyronie's disease bother domain of Auxilium’s Peyronie's Disease Questionnaire (“PDQ”) compared to placebo. Auxilium expects to submit a supplemental Biologics License Application (“sBLA”) filing to the U.S. Food and Drug Administration (“FDA”) by the end of 2012.

On June 26, 2012, we announced that we initiated a Phase II trial of XIAFLEX for the treatment of human lipoma. Human lipomas are encapsulated deposits of benign fat often detected as bulges under the skin and are diagnosed in 575,000 U.S. patients annually. We anticipate that we will complete enrollment by the first half of 2013.

In a July 9, 2012 press release, Auxilium and Actelion announced that Auxilium was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada. Under the terms of the Collaboration Agreement between Actelion and Auxilium, Actelion received exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to the Collaboration Agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

In a July 30, 2012 press release, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  In the third quarter of 2012, Auxilium expects to begin a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow the Company to seek FDA approval and expansion of the Dupuytren's label.  Based on research by SDI Health, LLC estimating that 35 to 40% of annual Dupuytren's surgeries in the US are performed to treat two or more cords concurrently, Auxilium is conducting these studies to seek a multicord indication for XIAFLEX from the FDA.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2012 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012 and the audited consolidated financial statements for year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Reimbursable Third Party Development Costs. We accrued patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of XIAFLEX. We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that are reimbursable under the Auxilium Agreement. We agreed and have reimbursed Auxilium by offsetting future royalties payable for the amount invoiced us for third party development costs related to the development of the lyophilization of the injection formulation. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.

As of June 30, 2012 our net reimbursable third party patent costs accrual was approximately $74,000.

Receivables and Deferred Revenue. Accounts receivable as of June 30, 2012 is approximately $2.8 million, which consists of approximately $1.3 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.5 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

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

As of June 30, 2012, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended June 30, 2012 and 2011 product revenues were $1,246 and $5,882, respectively. This decrease of $4,636 or 79% was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the three month period ended June 30, 2012 were $2.5 million as compared to $1.7 million in the 2011 period, an increase of $0.8 million or 46%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $1.5 million for the 2012 period compared to $1.1 million in the 2011 period. The increase of $0.4 million was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $0.9 million for the three months ended June 30, 2012 and $0.6 million for the same period in 2011. This increase of $0.3 million was mainly related to the increase in net sales during the 2012 period reported to us by DFB.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three months ended June 30, 2012 and 2011, we recognized total licensing and milestone revenue of $0.1 million and $3.3 million, respectively, a decrease of $3.2 million. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the three months ended June 30, 2012 and 2011 was $0.1 million in each period. Milestone revenue recognized for the three months ended June 30, 2012 and 2011 was zero and $3.2 million, respectively. In the 2011 period we received and recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer following the first sale of XIAPEX in a major EU market for Dupuytren’s contracture in Europe.  We also received and recognized a milestone of $0.6 million of the $7.5 million paid to Auxilium by Pfizer for the launch in Germany of XIAPEX in the second quarter of 2011.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $0.4 million and $0.3 million, respectively, for the three months ended June 30, 2012 and 2011, representing an increase in 2012 of $0.1 million or 49%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have designed a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. This single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. We initiated this trial in the second quarter of 2012. Also, we have designed a phase II dose escalation clinical study of XIAFLEX for the treatment of human lipomas. This study is a single injection, open label trial and is planned to enroll 14 patients with four dosage groups for the treatment of benign subcutaneous lipomas. We initiated this trial in the second quarter of 2012.

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Program
Canine Lipoma	$127,510	$72,724
Human Lipoma	$74,155	$24,647

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.1 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately $0.3 million, or 19%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees, stock based compensation and consulting services partially offset by third party royalty fees.

Other Income and expense

Other income for the three months ended June 30, 2012 was $9,771 compared to $31,167 in the 2011 period. Other income in the 2012 period consisted of interest earned on our investments of $9,771. Other income in the 2011 period consisted of interest earned on our investments of $16,688 and a refund of tax penalties of $14,479.

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

For the three month period ended June 30, 2012 income tax expense was $0.4 million, primarily a non-cash charge. Our income tax expense for the three month period ended June 30, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the three month period ended June 30, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of June 30, 2012, our remaining deferred tax assets decreased by $0.4 million to approximately $2.6 million.

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

Net Income

For the three months ended June 30, 2012 we recorded net income of $0.7 million, or $0.11 per basic and $0.10 per diluted common share, compared to a net income of $2.6 million, or $0.40 per basic and $0.36 per diluted common share, for the same period in 2011.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the six months ended June 30, 2012 and 2011 product revenues were $8,750 and $11,774, respectively. This decrease of $3,024 or 26% was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the six month period ended June 30, 2012 were $4.4 million as compared to $2.7 million in the 2011 period, an increase of $1.7 million or 66%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $3.1 million for the 2012 period compared to $1.9 million for the 2011 period. The increase of $1.2 million was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $1.3 million for the six months ended June 30, 2012 and $0.8 million for the same period in 2011. This increase of $0.5 million was mainly related to the increase in net sales during the 2012 period reported to us by DFB.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the six months ended June 30, 2012 and 2011, we recognized total licensing, sublicensing and milestone revenue of $0.8 million and $4.2 million, respectively, a decrease of $3.4 million or 81%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the six months ended June 30, 2012 and 2011 was $0.2 million in each period. Sublicensing fees recognized in 2012 were $0.6 million compared to $0.8 million in the same period in 2011. In the 2012 period, sublicensing fees recognized were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. In 2011, sublicensing fees recognized were related to the $15.0 million paid to Auxilium by Asahi for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan.

Milestone revenue recognized for the six months ended June 30, 2012 and 2011 was zero and $3.2 million, respectively. In the 2011 period we received and recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer following the first sale of XIAPEX in a major EU market for Dupuytren’s contracture in Europe.  We recognized a milestone of $0.6 million of the $7.5 million paid to Auxilium by Pfizer for the launch in Germany of XIAPEX in the second quarter of 2011.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognized revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. For the six months ended June 30, 2012 and 2011 consulting fees recognized were zero and $46,667, respectively. The consulting and technical assistance obligations to DFB expired during March 2011.

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $0.7 million and $0.5 million, respectively, for the six months ended June 30, 2012 and 2011, representing an increase in 2012 of $0.2 million or 35%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have designed a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. This single injection study will evaluate 32 dogs randomized 1:1 XIAFLEX to placebo. We initiated this trial in the second quarter of 2012. Also, we have designed a phase II dose escalation clinical study of XIAFLEX for the treatment of human lipomas. This study is a single injection, open label trial and is planned to enroll 14 patients with four dosage groups for the treatment of benign subcutaneous lipomas. We initiated this trial in the second quarter of 2012.

The following table summarizes our research and development expenses related to our clinical development programs.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$209,801	$141,141	$842,482
Human Lipoma	$102,433	$54,352	$650,658

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $2.2 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $0.7 million, or 24%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees, stock based compensation and consulting services partially offset by third party royalty fees.

Other Income and expense

Other income for the six months ended June 30, 2012 was $19,264 compared to $47,727 in the 2011 period. Other income in the 2012 period consisted of interest earned on our investments. Other income in the 2011 period consisted of interest earned on our investments of $33,248 and a refund of tax penalties of $14,479.

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

The provision for income taxes and corresponding taxes payable was $0.9 million.   The company paid $0.1 million of cash and applied $0.2 million of its tax refunds receivable to reduce its income taxes payable.  The company also used $0.4 million, of tax assets (primarily Orphan Tax Credit) and availed itself of $0.1 million tax deductible expense related to exercise of stock options to further reduce its tax liability.  Our income tax expense for the six month period ended June 30, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the six month period ended June 30, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of June 30, 2012, our remaining deferred tax assets decreased by $0.4 million to approximately $2.6 million.

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

Net Income

For the six months ended June 30, 2012 we recorded net income of $1.4 million, or $0.22 per basic and $0.20 per diluted common share, compared to a net income of $6.3 million, or $0.99 per basic and $0.87 per diluted common share, for the same period in 2011.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At June 30, 2012 and December 31, 2011, we had cash and cash equivalents and investments in the aggregate of approximately $8.8 million and $8.2 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2012 was $2.4 million as compared to $2.3 million for the same period in 2011. Cash provided by operations in the 2012 period resulted primarily from the operating income for the period and a payment of earn-out royalties due under the DFB agreement on an annual basis. Cash provided by operations in the 2011 period resulted primarily from the operating income for the period and a payment of earn-out royalties due under the DFB Agreement on an annual basis.

Net cash used in investing activities for the six months ended June 30, 2012 was $1.5 million as compared to zero for the 2011 period. The change reflects the maturing and reinvestment of $2.0 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million.

Net cash used in financing activities for the six months ended June 30, 2012 was $0.3 million as compared to net cash provided by financing activities of $0.2 million in the comparable period of 2011. In the 2012 period, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program during the period partially offset by excess tax benefits related to share-based payments and proceeds received from stock option exercises. In the 2011 period, net cash provided by financing activities was mainly due to excess tax benefits related to share-based payments and proceeds received from stock option exercises partially offset by the repurchase of our common stock under our stock repurchase program during the period.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at June 30, 2012, amounting to approximately $8.8 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit through the Certificate of Deposit Account Registry Service. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the six month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2012, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased During Period(2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan (4)
January 1, 2011 – March 31, 2011	0	0	20,608	$1,541,999
April 1, 2011 – June 30, 2011	8,777	$23.51	29,385	$1,335,651
				$2,000,000	(5)
July 1, 2011 – September 30, 2011	8,981	$17.18	38,366	$1,845,900
October 1, 2011 – December 31, 2011	24,971	$15.18	63,337	$1,466,796
January 1, 2012 – March 31, 2012	12,247	$16.24	75,584	$1,267,935
April 1, 2012 – June 30, 2012	16,340	$17.57	91,924	$980,841

(1)
On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our board of directors had reauthorized this stock repurchase program.

(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	Represents the difference between the original $2.0 million of stock repurchases authorized by our board of directors on June 4, 2010 less the value of the stock repurchased for the indicated period.
(5)	On June 20, 2011, our board of directors reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB filed with the SEC on March 2, 2007).
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the SEC on March 2, 2007).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: August 9, 2012	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer