Form 10-Q
period 2012-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2012-11-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding November 2, 2012
Common Stock ($.001 par value)	6,391,617

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements.” The forward-looking statements include statements concerning, among other things, the timing of the FDA’s review of the sBLA for XIAFLEX for the potential treatment of Peyronie’s disease; the potential for XIAFLEX to be a break through option in Peyronie’s disease; the potential for Auxilium to receive approval to expand the label for Dupuytren’s contracture; the timing of results from Auxilium’s clinical trials for Dupuytren’s contracture (phase IIIb for concurrent treatment of multiple palpable cords and phase IV retreatment), cellulite, and frozen shoulder; and the timing of making XIAFLEX available in Canada. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the ability of BioSpecifics’ partner, Auxilium, and its partners, Pfizer Inc., Asahi Kasei Pharma Corporation and Actelion Pharmaceuticals Canada Inc., to achieve their objectives for XIAFLEX in their applicable territories; the potential market for XIAFLEX in a given indication, the potential of XIAFLEX to be used in additional indications, and the initiation, timing and outcome of clinical trials of XIAFLEX for additional indications; the timing of regulatory filings and action; the receipt of any applicable milestone payments from Auxilium; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2011, its Quarterly Reports on Form 10-Q for the first and second quarters of 2012, and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and BioSpecifics assumes no obligation to update these forward-looking statements.

PART I –  FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,823,860	$3,196,831
Short-term investments	5,190,000	5,000,000
Accounts receivable, net	3,205,394	3,236,917
Income tax receivable	71,132	244,720
Deferred tax assets	637,399	1,309,801
Prepaid expenses and other current assets	161,167	98,234
Total current assets	13,088,952	13,086,503

Deferred royalty buy-down	2,750,000	1,250,000
Deferred tax assets - long term	1,791,146	1,738,154
Patent costs, net	210,684	190,416

Total assets	17,840,782	16,265,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	680,406	601,002
Deferred revenue	161,122	437,099
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	919,666	1,116,239

Long-term deferred revenue	224,673	276,520

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,625,168 and 6,530,743 shares issued at September 30, 2012 and December 31, 2011, respectively	6,625	6,531
Additional paid-in capital	20,667,613	20,049,196
Accumulated deficit	(1,411,785)	(3,291,904)
Treasury stock, 233,551 and 194,604 shares at cost at September 30, 2012 and December 31, 2011, respectively	(2,566,010)	(1,891,509)
Total stockholders' equity	16,696,443	14,872,314

Total liabilities and stockholders’ equity	$17,840,782	$16,265,073

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net sales	$3,378	$1,683	$12,128	$13,457
Royalties	2,307,073	1,810,436	6,698,355	4,461,683
Licensing revenues	137,774	109,276	926,324	4,265,327
Consulting fees	-	-	-	46,667
Total Revenues	2,448,225	1,921,395	7,636,807	8,787,134

Costs and expenses:
Research and development	293,221	224,150	947,119	707,015
General and administrative	1,375,477	1,245,145	3,614,125	4,172,687
Total Cost and Expenses	1,668,698	1,469,295	4,561,244	4,879,702

Operating income	779,527	452,100	3,075,563	3,907,432

Other income (expense):
Interest income	8,292	7,813	27,556	41,061
Other income (expense)	-	-	-	14,479
	8,292	7,813	27,556	55,540

Income before expense for income tax	787,819	459,913	3,103,119	3,962,972
Income tax benefit (expense)	(316,772)	(190,077)	(1,223,000)	2,567,328

Net income	$471,047	$269,836	$1,880,119	$6,530,300

Basic net income per share	$0.07	$0.04	$0.30	$1.03
Diluted net income per share	$0.07	$0.04	$0.27	$0.92

Shares used in computation of basic net income per share	6,343,210	6,362,951	6,341,031	6,337,237
Shares used in computation of diluted net income per share	6,961,652	7,085,945	6,985,290	7,133,341

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$471,047	$269,836	$1,880,119	$6,530,300
Other comprehensive income (loss)	-	-	-	-
Comprehensive income	$471,047	$269,836	$1,880,119	$6,530,300

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2012	2011
Net income	$1,880,119	$6,530,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,529	32,349
Stock-based compensation expense	202,085	391,138
Deferred tax assets	619,410	(3,051,197)
Changes in operating assets and liabilities:
Accounts receivable	31,523	286,236
Prepaid expenses and other current assets	110,655	(223,807)
Accounts payable and accrued expenses	15,607	(2,832,456)
Deferred revenue	(327,824)	(374,494)
Net cash provided by operating activities	2,575,104	758,069

Cash flows from investing activities:
Maturity of marketable investments	5,000,000	5,360,970
Purchases of marketable investments	(5,190,000)	(5,000,000)
Payment for royalty buy down	(1,500,000)	-
Net cash provided by (used in) investing activities	(1,690,000)	360,970

Cash flows from financing activities:
Proceeds from stock option exercises	148,425	82,450
Payments for repurchase of common stock	(674,501)	(360,447)
Excess tax benefits from share-based payment arrangements	268,001	483,869
Net cash provided by (used in) in financing activities	(258,075)	205,872

Increase in cash and cash equivalents	627,029	1,324,911
Cash and cash equivalents at beginning of year	3,196,831	2,470,852
Cash and cash equivalents at end of period	$3,823,860	$3,795,763

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	162,000	190,000

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the nine month period ended September 30, 2012, we accrued approximately $64,000 related to certain patent costs of which we amortized approximately $44,000 in the 2012 period. For the nine months ended September 30, 2011, we accrued approximately $23,000 related to these costs of which approximately $33,000 was amortized in the 2011 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries through April 24, 2013. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Actelion was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

Operational Highlights

On November 7, 2012, Auxilium announced that it has submitted a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”) for XIAFLEX for the potential treatment of Peyronie’s disease. Auxilium has requested Priority Review designation for the sBLA and expects to hear back from the FDA regarding that designation within approximately 60 days from the filing date. Under Prescription Drug User Fee Act guidelines, if Priority Review designation is granted for the submission, the FDA’s goal for completing the Priority Review is six months from the date of receipt. Adrian Adams, Chief Executive Officer and President of Auxilium, noted in Auxilium’s announcement that the sBLA submission “‘is a significant regulatory milestone for XIAFLEX and Auxilium and further demonstrates our strong commitment to addressing unmet medical needs by potentially providing patients with the only FDA-approved biologic therapy to treat this devastating disease’”. He added that Auxilium believes that “‘if approved by the FDA for the treatment of Peyronie’s disease, XIAFLEX has the clinical profile to become a potential breakthrough option in a therapeutic area that currently has limited treatment options’”.

Also on November 7, 2012, Auxilium and Pfizer announced that they have amended their collaboration agreement for the development, commercialization and supply of XIAPEX for the treatment of Dupuytren’s contracture and the potential treatment of Peyronie’s disease in the European Union and certain other European and Eurasian countries to include a mutual termination date of April 24, 2013.  After the termination date, rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries will revert to Auxilium. Adrian Adams stated in the announcement that “‘Auxilium remains committed to addressing the unmet needs of adult Dupuytren’s contracture patients in the EU, and we now have the strategic flexibility to evaluate all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets’”.

In a September 5, 2012 press release, we announced a safety update following 30 months of post-approval use in the U.S. of XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. As reported by Auxilium, after approximately 27,000 injections were administered to approximately 21,000 patients in the U.S., there was no clinically meaningful change in the nature of events expected relative to the clinical trial safety profile.

In an August 27, 2012 press release, we announced the presentation of additional data from the Phase III clinical program of XIAFLEX for the treatment of Peyronie’s disease conducted by Auxilium and known as IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies). These data were presented at two oral presentations at the Sexual Medicines Society of North America/International Society for Sexual Medicine Joint Annual Meeting on August 27 and 29, 2012 in Chicago, IL. These data highlighted the psychological severity of Peyronie’s disease, which currently has no FDA-approved pharmaceutical therapy and complemented the positive top-line Phase III results from the two IMPRESS clinical trials reported in June 2012.

In a July 30, 2012 press release, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  In the third quarter of 2012, Auxilium initiated a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow the Company to seek FDA approval and expansion of the Dupuytren's label.  Auxilium expects topline results in the first half of 2014.

Also in the third quarter of 2012, Auxilium completed enrollment in its cellulite phase Ib, Frozen Shoulder phase IIa and phase IV Dupuytren’s retreatment clinical trials.  Auxilium expects top-line data from these XIAFLEX studies in the fourth quarter of 2012, first quarter of 2013 and fourth quarter of 2013, respectively.

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

The information included in this Report should be read in conjunction with our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$3,823,860	$3,823,860	-	-
Certificates of Deposit	5,190,000	5,190,000	-	-

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

Accounts receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from its two large pharmaceutical customers.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  We provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We recorded no material bad debt expense in the quarter ended September 30, 2012.  The allowance for doubtful accounts balance as of September 30, 2012 and 2011 was $30,095.

Accounts receivable as of September 30, 2012 is approximately $3.2 million, which consists of approximately $2.1 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.1 million in royalties and mark-up on cost of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement.

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

As of September 30, 2012 our net reimbursable third party patent costs accrual was approximately $90,000.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant stock options during the three month period ended September 30, 2012.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$13,200	$22,138	$158,017	$74,711
General and administrative	13,200	104,093	44,068	316,427
Total stock-based compensation expense	$26,400	$126,231	$202,085	$391,138

Stock Option Activity

A summary of our stock option activity during the nine months ended September 30, 2012 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price
Outstanding as of December 31, 2011	1,261,425	$8.27
Granted	15,000	15.75
Forfeited	-	-
Exercised	94,425	1.57
Expired	-	-
Outstanding as of September 30, 2012	1,182,000	$8.90

Exercisable as of September 30, 2012	1,102,000	$7.90

During the nine months ended September 30, 2012 and 2011, $148,425 and $82,450, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2012 was approximately $13.6 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $19.42 on September 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of September 30, 2012 was approximately $55,000 which we expect to recognize over a weighted-average period of six months.

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

Future Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity is required to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position. We adopted this new guidance effective March 31, 2012 and chose to use the two separate but consecutive statements presentation approach.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard ("IFRS"), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board's concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. Adoption of this standard did not have a material impact on the financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	618,442	722,994	644,259	796,104

4.	COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2012 and 2011, we had no components of other comprehensive income or loss other than net income itself.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Trade accounts payable and accrued expenses	$465,153	$407,954
Accrued legal and other professional fees	65,192	50,000
Accrued payroll and related costs	150,061	143,048
Total	$680,406	$601,002

6.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 1 to 8 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of September 30, 2012, the Company capitalized certain patent costs, paid by Auxilium on behalf of the Company. These costs are reimbursable to Auxilium under the Auxilium Agreement and are creditable against future royalty revenues. Our net patent costs consisted of:

	September 30,	December 31,
	2012	2011
Patents	$382,076	$318,280
Accumulated Amortization	(171,392)	(127,863)
	$210,684	$190,417

The amortization expense for patents for nine months ended September 30, 2012 was approximately $44,000. In the comparable period of 2011, the amortization expense for patents was approximately $33,000. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2013	52,000
2014	42,000
2015	17,000
2016	14,000
2017 through 2027	71,000

7.	INCOME TAXES

The significant components of the Company's deferred tax assets, pursuant to Accounting Standards Codification 740-10-50 consist of net operating losses, orphan tax credits, stock-based compensation and deferred revenues. For the nine month period ended September 30, 2012 net income tax expense was $1.2 million, primarily a non-cash charge.  For the nine month period ended September 30, 2012, the valuation allowance with respect to the company’s net deferred tax assets remained unchanged.  Our remaining deferred tax assets decreased by $0.6 million to approximately $2.4 million, primarily because we used our Orphan Drug Tax Credit to reduce our taxes payable, during nine months ended September 30, 2012.

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

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 9, 2012.

On November 7, 2012, Auxilium announced that it has submitted a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”) for XIAFLEX for the potential treatment of Peyronie’s disease. Auxilium has requested Priority Review designation for the sBLA and expects to hear back from the FDA regarding that designation within approximately 60 days from the filing date. Under Prescription Drug User Fee Act guidelines, if Priority Review designation is granted for the submission, the FDA’s goal for completing the Priority Review is six months from the date of receipt.

Also on November 7, 2012, Auxilium and Pfizer announced that they have amended their collaboration agreement for the development, commercialization and supply of XIAPEX for the treatment of Dupuytren’s contracture and the potential treatment of Peyronie’s disease in the European Union and certain other European and Eurasian countries to include a mutual termination date of April 24, 2013.  After the termination date, rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries will revert to Auxilium.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report, and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We are a party to the Auxilium Agreement, our development and license agreement with Auxilium for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease and frozen shoulder (adhesive capsulitis). Auxilium has an option to acquire additional indications that we may pursue, including cellulite, for which we have granted Auxilium the right to initiate early development studies at its cost, and human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer pursuant to which Pfizer has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries through April 24, 2013. In addition, Auxilium has an agreement with Asahi pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Duputyren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Actelion was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada.

Pursuant to the DFB Agreement, we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in June 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely.

Operational Highlights

On November 7, 2012, Auxilium announced that it has submitted a sBLA to the FDA for XIAFLEX for the potential treatment of Peyronie’s disease. Auxilium has requested Priority Review designation for the sBLA and expects to hear back from the FDA regarding that designation within approximately 60 days from the filing date. Under Prescription Drug User Fee Act guidelines, if Priority Review designation is granted for the submission, the FDA’s goal for completing the Priority Review is six months from the date of receipt. Adrian Adams, Chief Executive Officer and President of Auxilium, noted in Auxilium’s announcement that the sBLA submission “‘is a significant regulatory milestone for XIAFLEX and Auxilium and further demonstrates our strong commitment to addressing unmet medical needs by potentially providing patients with the only FDA-approved biologic therapy to treat this devastating disease’”. He added that Auxilium believes that “‘if approved by the FDA for the treatment of Peyronie’s disease, XIAFLEX has the clinical profile to become a potential breakthrough option in a therapeutic area that currently has limited treatment options’”.

Also on November 7, 2012, Auxilium and Pfizer announced that they have amended their collaboration agreement for the development, commercialization and supply of XIAPEX for the treatment of Dupuytren’s contracture and the potential treatment of Peyronie’s disease in the European Union and certain other European and Eurasian countries to include a mutual termination date of April 24, 2013.  After the termination date, rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries will revert to Auxilium. Adrian Adams stated in the announcement that “‘Auxilium remains committed to addressing the unmet needs of adult Dupuytren’s contracture patients in the EU, and we now have the strategic flexibility to evaluate all of our options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets’”.

In a September 5, 2012 press release, we announced a safety update following 30 months of post-approval use in the U.S. of XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. As reported by Auxilium, after approximately 27,000 injections were administered to approximately 21,000 patients in the U.S., there was no clinically meaningful change in the nature of events expected relative to the clinical trial safety profile.

In an August 27, 2012 press release, we announced the presentation of additional data from the Phase III clinical program of XIAFLEX for the treatment of Peyronie’s disease conducted by Auxilium and known as IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies). These data were presented at two oral presentations at the Sexual Medicines Society of North America/International Society for Sexual Medicine Joint Annual Meeting on August 27 and 29, 2012 in Chicago, IL. These data highlighted the psychological severity of Peyronie’s disease, which currently has no FDA-approved pharmaceutical therapy and complemented the positive top-line Phase III results from the two IMPRESS clinical trials reported in June 2012.

In a July 30, 2012 press release, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  In the third quarter of 2012, Auxilium initiated a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow the Company to seek FDA approval and expansion of the Dupuytren's label.  Auxilium expects topline results in the first half of 2014.

Also in the third quarter of 2012, Auxilium completed enrollment in its cellulite phase Ib, Frozen Shoulder phase IIa and phase IV Dupuytren’s retreatment clinical trials.  Auxilium expects top-line data from these XIAFLEX studies in the fourth quarter of 2012, first quarter of 2013 and fourth quarter of 2013, respectively.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2012 and June 30, 2012 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC and the audited consolidated financial statements for year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

As of September 30, 2012 our net reimbursable third party patent costs accrual was approximately $90,000.

Receivables and Deferred Revenue. Accounts receivable as of September 30, 2012 is approximately $3.2 million, which consists of approximately $2.1 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.1 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.4 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

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

As of September 30, 2012, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended September 30, 2012 and 2011 product revenues were $3,378 and $1,683, respectively. This increase was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the three month period ended September 30, 2012 were $2.3 million as compared to $1.8 million in the 2011 period, an increase of $0.5 million or 27%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $1.5 million for the 2012 period compared to $1.1 million in the 2011 period. The increase of $0.4 million was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $0.8 million in each of the three month periods ended September 30, 2012 and 2011.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three months ended September 30, 2012 and 2011, we recognized total licensing and milestone revenue of approximately $0.1 million in each period. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing fees revenue recognized for the three months ended September 30, 2012 and 2011 was $0.1 million in each period. Milestone revenue recognized for the three months ended September 30, 2012 and 2011 was $28,500 and zero, respectively. The $28,500 milestone revenue recognized in the 2012 period related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Actelion.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2012 and 2011, representing an increase in 2012 of $0.1 million or 31%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

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

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Program
Canine Lipoma	$122,638	$70,563
Human Lipoma	$26,758	$33,837

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.4 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $0.2 million, or 10%, from 2011. The increase in general and administrative expenses was due to increased legal fees, consulting services and third party royalty fees partially offset by lower stock based compensation.

Other Income and expense

Other income for the three months ended September 30, 2012 was $8,292 compared to $7,813 in the 2011 period. Other income in both periods consisted of interest earned on our investments.

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

For the three month period ended September 30, 2012 income tax expense was $0.3 million, primarily a non-cash charge. Our income tax expense for the three month period ended September 30, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the three month period ended September 30, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of September 30, 2012, our remaining deferred tax assets decreased by $0.6 million to approximately $2.4 million.

For the three month period ended September 30, 2011 income tax expense was $0.2 million, primarily a non-cash charge. Our income tax expense for the three month period ended September 30, 2011 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2011.

Net Income

For the three months ended September 30, 2012 we recorded net income of $0.5 million, or $0.07 per basic and diluted common share, compared to a net income of $0.2 million, or $0.04 per basic and diluted common share, for the same period in 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the nine months ended September 30, 2012 and 2011 product revenues were $12,128 and $13,457, respectively. This decrease was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the nine month period ended September 30, 2012 were $6.7 million as compared to $4.5 million in the 2011 period, an increase of $2.2 million or 50%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $4.6 million for the 2012 period compared to $2.9 million for the 2011 period. The increase of $1.7 million was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $2.1 million for the nine months ended September 30, 2012 and $1.5 million for the same period in 2011. This increase of $0.6 million was mainly related to the increase in net sales during the 2012 period reported to us by DFB.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the nine months ended September 30, 2012 and 2011, we recognized total licensing, sublicensing and milestone revenue of $0.9 million and $4.3 million, respectively, a decrease of $3.4 million or 78%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the nine months ended September 30, 2012 and 2011 was $0.3 million in each period. Sublicensing fees recognized in 2012 were $0.6 million compared to $0.8 million in the same period in 2011. In the 2012 period, sublicensing fees recognized were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. In 2011, sublicensing fees recognized were related to the $15.0 million paid to Auxilium by Asahi for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan.

Milestone revenue recognized for the nine months ended September 30, 2012 and 2011 was $28,500 and $3.2 million, respectively. The $28,500 milestone revenue recognized in the 2012 period related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Actelion. In the 2011 period we received and recognized $2.6 million of the $30 million regulatory milestone paid to Auxilium by Pfizer following the first sale of XIAPEX in a major EU market for Dupuytren’s contracture in Europe.  We recognized a milestone of $0.6 million of the $7.5 million paid to Auxilium by Pfizer for the launch in Germany of XIAPEX in the second quarter of 2011.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognized revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement. Consulting revenues are recognized ratably over the term of the contract. For the nine months ended September 30, 2012 and 2011 consulting fees recognized were zero and $46,667, respectively. The consulting and technical assistance obligations to DFB expired during March 2011.

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $0.9 million and $0.7 million, respectively, for the nine months ended September 30, 2012 and 2011, representing an increase in 2012 of $0.2 million or 34%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

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

The following table summarizes our research and development expenses related to our clinical development programs.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$332,439	$211,704	$862,687
Human Lipoma	129,192	88,190	365,182

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $3.6 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $0.6 million, or 13%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees and stock based compensation partially offset by third party royalty fees.

Other Income and expense

Other income for the nine months ended September 30, 2012 was $27,556 compared to $55,540 in the 2011 period. Other income in the 2012 period consisted of interest earned on our investments. Other income in the 2011 period consisted of interest earned on our investments of $41,061 and a refund of tax penalties of $14,479.

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

The provision for income taxes and corresponding taxes payable was $1.3 million. The company paid $0.2 million of cash and applied $0.2 million of its tax refunds receivable to reduce its income taxes payable.  The company also used $0.6 million, of tax assets (primarily Orphan Tax Credit) and availed itself of $0.3 million tax deductible expense related to exercise of stock options to further reduce its tax liability.  Our income tax expense for the nine month period ended September 30, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the nine month period ended September 30, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of September 30, 2012, our remaining deferred tax assets decreased by $0.6 million to approximately $2.4 million.

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

Net Income

For the nine months ended September 30, 2012 we recorded net income of $1.9 million, or $0.30 per basic and $0.27 per diluted common share, compared to a net income of $6.5 million, or $1.03 per basic and $0.92 per diluted common share, for the same period in 2011.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At September 30, 2012 and December 31, 2011, we had cash and cash equivalents and investments in the aggregate of approximately $9.0 million and $8.2 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $2.6 million as compared to $0.8 million for the same period in 2011. Cash provided by operations in the 2012 period resulted primarily from the operating income for the period and a payment of earn-out royalties due under the DFB agreement on an annual basis. Cash provided by operations in the 2011 period resulted primarily from the operating income for the period and a payment of earn-out royalties due under the DFB Agreement on an annual basis partially offset by deferred income taxes and a reduction in accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2012 was $1.7 million as compared to net cash provided by investing activities of $0.4 million for the 2011 period. The net cash used in investing activities in the 2012 period reflects the maturing of investments of $5.0 million and reinvestment of $5.2 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million. The net cash provided by investing activities in the 2011 period reflects the maturing of investments of $5.4 million and reinvestment of $5.0 million in marketable securities

Net cash used in financing activities for the nine months ended September 30, 2012 was $0.3 million as compared to net cash provided by financing activities of $0.2 million in the comparable period of 2011. In the 2012 period, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program during the period partially offset by excess tax benefits related to share-based payments and proceeds received from stock option exercises. In the 2011 period, net cash provided by financing activities was mainly due to excess tax benefits related to share-based payments and proceeds received from stock option exercises partially offset by the repurchase of our common stock under our stock repurchase program during the period.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at September 30, 2012, amounting to approximately $9.0 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the nine month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2012, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased During Period (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan (4)
January 1, 2011 – March 31, 2011	0	0	20,608	$1,541,999
April 1, 2011 – June 30, 2011	8,777	$23.51	29,385	$1,335,651
				$2,000,000	(5)
July 1, 2011 – September 30, 2011	8,981	$17.18	38,366	$1,845,900
October 1, 2011 – December 31, 2011	24,971	$15.18	63,337	$1,466,796
January 1, 2012 – March 31, 2012	12,247	$16.24	75,584	$1,267,935
April 1, 2012 – June 30, 2012	16,340	$17.57	91,924	$980,841
July 1, 2012 – September 30, 2012	10,360	$18.20	102,284	$792,296

(1)
On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our board of directors had reauthorized this stock repurchase program.

(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	Represents the difference between the original $2.0 million of stock repurchases authorized by our board of directors on June 4, 2010 less the value of the stock repurchased for the indicated period.
(5)	On June 20, 2011, our board of directors reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

Item 3.	Defaults

Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-KSB filed with the SEC on March 2, 2007).
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-KSB filed with the SEC on March 2, 2007
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 9, 2012	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer