Form 10-K
period 2012-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2013-03-15
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
☐Yes   ☑No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93.0 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013 is 6,354,649.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders scheduled to be held on June 19, 2013, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

ii

Introductory Comments – Terminology

Throughout this annual report on Form 10-K (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. The forward-looking statements in this Report include statements concerning, among other things, the timing of the review and potential approval by the FDA of XIAFLEX as a treatment for Peyronie’s disease; the potential of XIAFLEX for the treatment of Peyronie’s disease to become a breakthrough treatment; the development progress of various indications; the expectation of XIAFLEX to be the first and only biologic therapy indicated for the treatment of Peyronie’s disease; the timing of reporting top-line data from BioSpecifics’ phase II clinical trial of XIAFLEX for the treatment of human lipoma; the timing of completing enrollment for BioSpecifics’ phase II trial for the treatment of canine lipoma; the timing of making XIAFLEX available in Canada as a treatment for Dupuytren’s contracture; the timing of results from Auxilium’s clinical trials for Dupuytren’s contracture (release of year 5 recurrence data and release of top-line data for multi-cord study) and frozen shoulder; the potential for Auxilium to seek from the FDA a XIAFLEX label expansion for the concurrent treatment of multiple palpable cords in adult Dupuytren’s contracture patients; the timing for Auxilium to initiate a phase II trial of XIAFLEX as a treatment for cellulite; the timing for Auxilium to initiate a phase II trial of XIAFLEX as a treatment for frozen shoulder; the potential market for XIAFLEX as a treatment for various indications; the expected life of patents; the expected marketing exclusivity for XIAFLEX for Dupuytren’s contracture in Europe; the assignment to Smith & Nephew plc of our agreement with DFB Biotech, Inc. and its affiliates; and the timing for receiving the final earn-out payments under our agreement with DFB Biotech, Inc. and its affiliates. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of BioSpecifics’ partner, Auxilium Pharmaceuticals, Inc., and its partners, Asahi Kasei Pharma Corporation and Actelion Pharmaceuticals Ltd., to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma and canine lipoma, all of which will determine the amount of milestone, royalty and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; the timing of results of any clinical trials; the receipt of any applicable milestone payments from Auxilium Pharmaceuticals, Inc.; whether royalty payments BioSpecifics is entitled to receive will exceed set-offs; and other risk factors set forth in Part I, Item 1A of this Report under the heading "Risk Factors". All forward-looking statements included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

Item 1.  DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries until April 24, 2013. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Auxilium has been granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.

Operational Highlights

Peyronie’s Disease. In December 2012, the U.S. Food and Drug Administration (“FDA”) accepted for filing Auxilium’s supplemental Biologics License Application (“sBLA”) for XIAFLEX for the potential treatment of Peyronie's disease. As a result, we recognized a $1.0 million milestone payment from Auxilium. The filing was granted standard review status and, under the Prescription Drug User Fee Act (“PDUFA”), the FDA is expected to take action on the application by September 6, 2013.  Auxilium has reported that the FDA is not planning on holding an Advisory Committee meeting for the use of XIAFLEX in the treatment of Peyronie’s disease, but cautions that it can offer no assurance that the FDA will not require an Advisory Committee meeting in the future.  The sBLA was based on results from Auxilium’s phase III clinical program that assessed XIAFLEX for the potential treatment of Peyronie’s disease and is known as IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies). The Journal of Urology has electronically published on its website the uncorrected proof of Auxilium’s IMPRESS clinical program. In announcing this publication, Auxilium’s Chief Executive Officer and President, Adrian Adams, noted that “We believe that XIAFLEX, if approved for the treatment of Peyronie’s Disease, has the clinical profile to become a potential breakthrough treatment . . . With its current indication in Dupuytren’s contracture, positive clinical results in Peyronie’s disease, and development ongoing in Frozen Shoulder syndrome and Cellulite, [XIAFLEX] represents a pipeline in a product with potential applications in multiple therapeutic areas that currently have limited treatment options.”

Cellulite. Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite by exercising, in January 2013, its exclusive option under our development and license agreement. As a result of this exercise, we received a license fee payment of $500,000 from Auxilium.  We paid a portion of this payment to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement described below in the “In-Licensing and Royalty Agreements” section under the heading “Cellulite”. Auxilium’s exercise of this option follows its fourth quarter 2012 announcement of top-line 30-day data from the phase Ib study of XIAFLEX for the potential treatment of adult patients with cellulite, in which all doses of XIAFLEX were generally well-tolerated.  These data support the progression into a phase IIa clinical trial in cellulite, which Auxilium plans to initiate in the second half of 2013.

Frozen Shoulder. Auxilium completed enrollment in its frozen shoulder phase IIa clinical trial in the third quarter of 2012. Auxilium expects top-line data from this XIAFLEX study in the first quarter of 2013. Auxilium anticipates initiating a phase II clinical trial of frozen shoulder in the second half of 2013.

Dupuytren’s Contracture.

•
Auxilium and Actelion announced in the beginning of the third quarter of 2012 that Auxilium was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada. Under the terms of the collaboration agreement between Actelion and Auxilium, Actelion is to receive exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to this agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion, and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

•
Also in the third quarter, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  Following the announcement of these data, Auxilium began a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow Auxilium to seek FDA approval of the expansion of the Dupuytren's label.  Auxilium expects top-line results in the first half of 2014.  Based on research by SDI Health, LLC estimating that 35 to 40% of annual Dupuytren's surgeries in the U.S. are performed to treat two or more cords concurrently, Auxilium is conducting these studies to seek a multicord indication for XIAFLEX from the FDA. It is hoped that more surgeons will perform the XIAFLEX injection in these cases, rather than surgery, if the FDA approves the label expansion.

•
Auxilium completed enrollment in its Dupuytren’s contracture retreatment phase IV clinical trials in the third quarter of 2012 and expects top-line results from these trials in the fourth quarter of 2013.

Lipoma. We initiated two clinical trials in the second quarter of 2012. One is a 14 patient, single center dose escalation phase II clinical trial of XIAFLEX for the treatment of human lipoma.  The other is a placebo controlled randomized phase II trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas.

Research and Development of Injectable Collagenase for Multiple Indications

On June 3, 2004, we entered into, and later amended, a development and license agreement with Auxilium pursuant to which we granted to Auxilium an exclusive worldwide license to develop, market and sell products containing our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie's disease, frozen shoulder and cellulite, as well as an exclusive option to develop and license the technology for use in additional indications other than dermal formulations labeled for topical administration. We have amended and restated that agreement twice, once on December 11, 2008 in connection with the Development, Commercialization and Supply Agreement, dated December 17, 2008 between an Auxilium subsidiary and Pfizer, and more recently on August 31, 2011 (the “Auxilium Agreement”). The Auxilium Agreement and other licensing agreements are discussed more fully throughout this Item 1, in particular under the section titled “Licensing and Marketing Agreements.”

Background on Collagenase

Collagenase is the only protease that can hydrolyze the triple helical region of collagen under physiological conditions. The specific substrate collagen comprises approximately one-third of the total protein in mammalian organisms, and it is the main constituent of skin, tendon, and cartilage, as well as the organic component of teeth and bone. The body relies on endogenous collagenase production to remove dead tissue, and collagenase production is an essential biological mechanism, which regulates matrix remodeling and the normal turnover of tissue.  The Clostridial collagenase produced by us has a broad specificity towards all types of collagen and is acknowledged as much more efficient than mammalian collagenases. Clostridial collagenase cleaves the collagen molecule at multiple sites along the triple helix whereas the mammalian collagenase is only able to cleave the molecule at a single site along the triple helix.

Collagenase is widely used for cell dispersion for tissue disassociation and cell culture because it does not damage the cell membrane. Since the main component of scar tissue is collagen, collagenase has been used in a variety of clinical investigations to remove scar tissue without surgery. Histological and biochemical studies have shown that the tissue responsible for the deformities associated with Dupuytren’s contracture and Peyronie’s disease is primarily composed of collagen. Surgical removal of scar tissue has the potential to result in complications including increased scar formation. Due to the highly specific nature of the Clostridial collagenase enzyme, we consider its use to be more desirable for the removal of unwanted tissue than the application of general proteolytic enzymes. Treatment with injectable collagenase for removal of excessive scar tissue represents a first in class non-invasive approach to this unmet medical need. The lead indications involving our injectable collagenase are Dupuytren’s contracture, Peyronie’s disease, frozen shoulder, cellulite, human lipoma and canine lipoma.  New clinical indications involving the therapeutic application of Clostridial collagenase to supplement the body’s own natural enzymes are continuously being proposed to us by specialists in the medical community.

Collagenase for Treatment of Dupuytren’s Contracture

Dupuytren’s contracture is a deforming condition of the hand in which one or more fingers contract toward the palm, often resulting in physical disability. The onset of Dupuytren’s contracture is characterized by the formation of nodules in the palm that are composed primarily of collagen. As the disease progresses, the collagen nodules begin to form a cord causing the patient’s finger(s) to contract, making it impossible to open the hand fully. Patients often complain about the inability to wash their hands, wear gloves, or grasp some objects.  Dupuytren’s contracture has a genetic basis and is most prevalent in individuals of northern European ancestry. Well-known individuals with Dupuytren’s contracture include President Ronald Reagan, President George Bush, and Prime Minister Margaret Thatcher.

XIAFLEX is the only drug approved by the FDA for the treatment of Dupuytren’s contracture. Prior to FDA approval of XIAFLEX, the only proven treatment for Dupuytren’s contracture was surgery. Recurrence rates after surgery can be as high as 30% the first two years after surgery and 55% within ten years of surgery. According to Auxilium in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013 (the “Auxilium 10-K”), “[s]ince its launch in the first quarter of 2010, XIAFLEX use has grown, comprising 29% of Dupuytren's procedures in the third quarter of 2012, while, over that same time period, the percentage of Dupuytren's procedures performed by surgery and needle aponeurotomy has decreased”.

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

On September 5, 2012, Auxilium announced a safety update following 30 months of post-approval use in the U.S. of XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord. As reported by Auxilium, after approximately 27,000 injections were administered to approximately 21,000 patients in the U.S., there was no clinically meaningful change in the nature of events expected relative to the clinical trial safety profile. Auxilium’s estimates of the number of adverse events are based upon voluntary reporting and reflect all information available to Auxilium from February 2, 2010 thru July 31, 2012 for the use of XIAFLEX in adult patients with Dupuytren’s contracture with a palpable cord in the U.S.

According to Auxilium, research by SDI Health, LLC estimates that 35 to 40% of annual Dupuytren’s surgeries in the U.S. are performed to treat two or more cords concurrently, and Auxilium is conducting studies to seek a multicord indication for XIAFLEX from the FDA. In July 2012, Auxilium announced positive top-line data from the open-label phase IIIb clinical trial designed to assess the safety and efficacy of concurrent administration of two injections of XIAFLEX into the same hand of adult Dupuytren's contracture patients with multiple palpable cords. In this study, 60 patients at eight sites throughout the U.S. and Australia received two concurrent injections of 0.58 mg of XIAFLEX per affected hand and efficacy was based on a single injection per contracted joint. At 30 days, 60% of all joints, 76% of metacarpophalangeal (MP) and 33% proximal interphalangeal joints achieved clinical success (defined as joint correction to 0 to 5 degrees) following this single injection when two 0.58 mg doses of XIAFLEX were administered concurrently into the same hand. Later in the third quarter of 2012, Auxilium initiated a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow Auxilium to seek FDA approval and expansion of the Dupuytren’s label.

Status of Regulatory Approval of XIAFLEX for Dupuytren’s Contracture in Europe

Pfizer has marketing rights for XIAPEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries until April 24, 2013 when, by mutual agreement, Auxilium’s collaboration agreement with Pfizer will conclude.  After April 24, 2013, rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries will revert to Auxilium. Auxilium has reported that it is currently evaluating strategic options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets when the rights revert to Auxilium.

Status of Regulatory Approval of XIAFLEX for Dupuytren’s Contracture in Canada

Auxilium and its partner, Actelion, announced on July 9, 2012 that Health Canada granted a Notice of Compliance (approval) for XIAFLEX as a treatment for Dupuytren’s contracture for adult patients with a palpable cord in Canada. As a result of this approval, Auxilium received a $0.5 million regulatory milestone payment from Actelion, of which we received $28,500, or 5.7%.  We are also entitled to 5.7% of all future milestone payments paid to Auxilium by Actelion.  Under the terms of the collaboration agreement between Actelion and Auxilium, Actelion received exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to this collaboration agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

Collagenase for Treatment of Peyronie’s Disease

Peyronie’s disease is characterized by the presence of a collagen plaque on the shaft of the penis, which can distort an erection and make intercourse difficult or impossible in advanced cases. In some mild cases, the plaque can resolve spontaneously without medical intervention. In severe cases, the penis can be bent at a 90-degree angle during erection.  Significant psychological distress has been noted in patients with Peyronie’s disease who are sexually active. Frequent patient complaints include increased pain, painful erections, palpable plaque, penile deformity, and erectile dysfunction.  Patients with Peyronie’s disease have been reported to have an increased likelihood of having Dupuytren’s contracture, frozen shoulder, plantar fibromatosis, knuckle pads, hypertension and diabetes. Peyronie’s disease typically affects males in the range of 40-70 years. The cause of Peyronie’s disease is unknown, although some investigators have proposed that it may be due to trauma or an autoimmune component. A number of researchers have suggested that the incidence of Peyronie’s disease has increased due to the use of erectile dysfunction drugs.  Although the estimated prevalence of Peyronie’s disease in adult men has been reported to be approximately 5% (See Bella A. Peyronie’s Disease J Sex Med 2007; 4:1527-1538), the disease is thought to be underdiagnosed and undertreated. (See L.A. Levine Peyronie’s Disease: A Guide to Clinical Management. Humana Press: 10-17, 2007). According to Auxilium, based on U.S. historical medical claims data, it is estimated that between 65,000 and 120,000 patients are diagnosed with Peyronie’s disease every year, but only 5,000 to 6,500 Peyronie’s disease patients are treated with injectables or surgery annually.

Currently, there are no FDA approved pharmaceutical products that are labeled as effective for use in Peyronie’s disease. If approved by the FDA, XIAFLEX is expected to be the first and only biologic therapy indicated for the treatment of Peyronie’s disease.

Development Status

As announced by Auxilium on December 27, 2012, the FDA has accepted for filing and granted standard review status to Auxilium’s sBLA for XIAFLEX for the potential treatment of Peyronie's disease. Under PDUFA, the FDA is expected to take action on the application by September 6, 2013.  Auxilium has reported that the FDA is not planning on holding an Advisory Committee meeting for the use of XIAFLEX in the treatment of Peyronie’s disease, but cautions that it can offer no assurance that the FDA will not require an Advisory Committee meeting in the future.

Auxilium’s sBLA submission for XIAFLEX as a potential treatment for Peyronie’s disease is based on data from Auxilium’s IMPRESS (The Investigation for Maximal Peyronie's Reduction Efficacy and Safety Studies) phase III clinical program and other controlled and uncontrolled clinical studies, in which over 1,000 Peyronie’s disease patients were enrolled and received over 7,400 injections of XIAFLEX. IMPRESS is described in more detail below.  The uncorrected proof of the IMPRESS clinical program has been electronically published on The Journal of Urology’s website, and the manuscript is currently scheduled to appear in print in the July 2013 print version of The Journal of Urology.

Phase III

On June 4, 2012, we announced positive top-line results from the IMPRESS phase III clinical program of XIAFLEX for the treatment of Peyronie's disease, which was conducted by Auxilium. IMPRESS consists of the following four clinical studies:

•
two identical randomized, double-blind, placebo-controlled phase III studies, which enrolled over 800 patients combined at 64 sites in the U.S. and Australia in less than five months, with a 2:1 ratio of XIAFLEX to placebo;

•	one open label study, which enrolled at least 250 patients, at approximately 30 sites in the U.S., EU and New Zealand; and

•	one pharmacokinetic study, which enrolled approximately 20 patients who were then enrolled into the open label study.

XIAFLEX was administered two times a week every six weeks for up to four treatment cycles (2 x 4). Each treatment cycle was followed by a penile modeling procedure. Patients were followed for 52 weeks post-first injection in the double-blind studies and were followed for 36 weeks in the open label and pharmacokinetic trials. The trials’ co-primary endpoints are percent improvement from baseline in penile curvature deformity compared to placebo and the change from baseline (improvement) in the Peyronie’s disease bother domain of the PDQ compared to placebo. The PDQ also has two additional domains as secondary endpoints, which include severity of psychological and physical symptoms of Peyronie’s disease, and penile pain. Safety measurements include adverse event monitoring and clinical labs. Immunogenicity testing was also performed.

As described by Auxilium in the Auxilium 10-K, “In the two phase III double-blind placebo-controlled IMPRESS studies, [XIAFLEX] demonstrated statistically significant improvement in the co-primary endpoints of improvement in penile curvature deformity and improvement in patient-reported bother versus placebo. In IMPRESS I at 52 weeks, the co-primary endpoints met statistical significance with a 37.6% mean reduction in penile curvature deformity for [XIAFLEX] subjects (p=0.0005) and a 3.3 point improvement in the Peyronie's Disease Questionnaire (PDQ) bother domain for [XIAFLEX] subjects (p=0.0451).  In IMPRESS II at 52 weeks, the co-primary endpoints met statistical significance with a 30.5% mean improvement in penile curvature deformity for [XIAFLEX] subjects (p=0.0059) and a 2.4 point improvement in the PDQ bother domain for [XIAFLEX] subjects (p=0.0496).”  In addition, “[XIAFLEX] was generally well-tolerated. The most common adverse events reported in the double-blind, placebo-controlled IMPRESS phase III trials were hematoma, pain and swelling at the treatment site. These adverse events were comparable to the previous trials: most adverse events were mild or moderate in severity and resolved within 14 days. There were three serious adverse events of corporal rupture (penile fracture) and three serious adverse events of hematomas related to [XIAFLEX] reported in IMPRESS I and II. All three corporal ruptures resolved following intervention and two of three hematomas resolved with intervention, with the third hematoma resolving without intervention. Although >98% of patients developed positive AUX I or II antibodies in the IMPRESS studies, there have been no systemic hypersensitivity events reported in the phase III trials or any of the previous [XIAFLEX] Peyronie’s disease clinical studies to date. Including data from all [XIAFLEX] Peyronie’s disease clinical studies, over 7,500 XIAFLEX injections have been administered to more than 1,050 [Peyronie’s disease] patients.”

Based on data from this IMPRESS phase III clinical program and other controlled and uncontrolled studies, Auxilium submitted its sBLA for XIAFLEX as a potential treatment for Peyronie’s disease, which the FDA has accepted for filing and granted standard review status. Under PDUFA, the FDA is expected to take action on the sBLA by September 6, 2013.

Collagenase For Treatment of Frozen Shoulder (Adhesive Capsulitis)

Frozen shoulder is a clinical syndrome of pain and decreased motion in the shoulder joint. It is estimated to affect 20 to 50 million people worldwide with a slightly higher incidence in women.  It is estimated that 700,000 patients visit doctors annually in the U.S. in connection with frozen shoulder.  It typically occurs between the ages of 40-70. Individuals with insulin dependent diabetes have been reported to have a 36% higher incidence rate and are more likely to have bilateral symptoms. According to the Auxilium 10-K, the most common treatments for frozen shoulder syndrome are extensive physical therapy, corticosteroids and/or arthroscopy, and some drugs are used to manage pain.

We initiated, monitored and supplied requisite study drug for a phase II clinical trial using our injectable collagenase in the treatment of frozen shoulder.  Three different doses of injectable collagenase were compared to placebo in this double-blind, randomized trial in 60 patients. Results of this phase II clinical trial were presented at the annual meeting of the American Academy of Orthopaedic Surgeons in March 2006. Based on its review of the final study report from us, Auxilium elected to exercise its option to develop and commercialize this additional indication for collagenase injection in December 2005.

Phase II

Auxilium commenced a phase IIa escalation trial in December 2011 to assess the safety and efficacy of XIAFLEX in the treatment of frozen shoulder syndrome in comparison to an exercise-only control group. This study involved two doses (0.29 mg and 0.58 mg) of XIAFLEX given under ultrasound guidance and involves approximately 50 subjects across 4 cohorts. Up to three injections were given 21 days apart and the subjects are being followed for 90 days. The endpoint will be range of motion parameters for the affected shoulder. Auxilium expects to announce top-line results of this trial in the first quarter of 2013.

In its presentation for its fourth quarter 2012 earnings call, Auxilium lists as a key objective for 2013 the initiation in the second half of 2013 a phase II clinical trial of XIAFLEX for the treatment of Frozen Shoulder syndrome.

Collagenase For Treatment of Cellulite (Edematous Fibrosclerotic Panniculopathy)

Edematous fibrosclerotic panniculopathy, commonly known as cellulite, describes a condition, in which lobules of subcutaneous adipose tissue extend into the dermal layer. Cellulite can involve the loss of elasticity or shrinking of collagen cords, called septae, that attach the skin to lower layers of muscle. When fat in cellulite prone areas swells and expands, the septae tether the skin, which causes surface dimpling characteristic of cellulite. These changes can visibly affect the shape of the epidermis and resemble an orange peel-like dimpling of the skin. (See Avram, Cellulite: a review of its physiology and treatment, Journal of Cosmetic Laser Therapy 2004; 6: 181–185).  XIAFLEX treatment is intended to target and lyse, or break, those collagen tethers with the goal of releasing the skin dimpling and potentially resulting in smoothing of the skin.

Cellulite has been reported to occur in 85-98% of post-pubertal females and rarely in men, and it is believed to be prevalent in women of all races. (See Avram, Cellulite: a review of its physiology and treatment, Journal of Cosmetic Laser Therapy 2004; 6: 181–185; Khan MH et al. Treatment of cellulite: Part I. Pathophysiology. J Am Acad Dermatol. 2010 Mar;62(3):361-70).  As noted in the Auxilium 10-K, “[c]urrent treatments for cellulite include creams, light-based procedures or liposuction. None has been demonstrated to have a significant impact on eliminating cellulite”.

In January 2013, Auxilium exercised its exclusive option under the Auxilium Agreement to expand the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite. As a result, we received a one-time license fee payment of $500,000, a portion of which we paid to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement described below in the “In-Licensing and Royalty Agreements” section under the heading “Cellulite”.  Auxilium’s exclusive, worldwide license has now been expanded, subject to the terms of the Auxilium Agreement, to include all research, development, use, commercialization, marketing, sales and distribution rights for injectable collagenase for the potential treatment of cellulite. Auxilium plans to initiate a phase II trial for this indication in the second half of 2013.

In December 2012, Auxilium announced top-line 30-day data from its phase Ib, single site, open-label dose escalation study of XIAFLEX for the treatment of cellulite. The study enrolled 99 women between 21 and 60 years of age. Study participants were assigned to one of 11 arms, each of which varied in treatment dose, injection concentration and volume, to receive a single injection of XIAFLEX, divided into 10 aliquots over a pre-defined 8x10cm template around a target dimple. The objectives of the study are to assess the safety and effectiveness of a single injection of XIAFLEX for the treatment of cellulite at 30, 60 and 90 days across multiple dosing arms. Pharmacokinetic evaluations were made as well. Across all dosing arms, 60 patients (63%) who were treated experienced some improvement in the volume of their target cellulite dimple at Day 30. Overall, 17% of patients had a greater than or equal to 30% improvement in their target dimple at Day 30; however, multiple XIAFLEX dosing arms had more than 40 percent of patients experience an improvement greater than or equal to 30% in their target dimple at Day 30. Treatment-related adverse events with XIAFLEX were mostly localized bruising, injection site discomfort and swelling, and all such events resolved without intervention, which are all consistent with XIAFLEX use in other indications.

Additional Clinical Indications For Collagenase

Human Lipoma

Lipomas are benign fatty tumors that occur as bulges under the skin and affect humans and canines.  It is estimated that lipomas are the primary diagnosis in 575,000 patients in the U.S. annually. The only proven therapy for lipoma treatment is surgery, which is often not practical for patients with multiple lipomas. Based on observations made during preclinical studies that a collagenase injection decreased the size of fat pads in animals, we initiated, monitored and supplied the requisite study drug for a phase I open label clinical trial for the treatment of human lipomas with a single injection of collagenase. Favorable initial results (10 out of 12 patients had a 50-90% reduction in the size of the lipomas) from this trial for the treatment of human lipomas were presented at a meeting of the American Society of Plastic Surgeons.

We have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipoma. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We have completed enrollment for this study and expect top-line data in the second half of 2013.

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

Chien-803

Based on the positive results from Chien-802, we announced on January 6, 2011 that we had begun enrollment in a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy of purified collagenase for injection for the treatment of canine lipomas. The trial was to enroll 25 canines, each having two or more lipomas. To meet the primary endpoint, an animal would have to have achieved at least a 50% decrease in the drug-treated lipoma volume relative to baseline as measured by CT scan at 3 months post injection.  We subsequently discontinued this study and designed a new trial, Chien-804.

Chien-804

We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We expect to complete enrollment in this study by the first half of 2013.

Other Clinical Indications

Other clinical indications for which our collagenase injection has been tested include keloids, hypertrophic scars, scarred tendons, glaucoma, herniated intervertebral discs, and as an adjunct to vitrectomy.

LICENSING AND MARKETING AGREEMENTS

Topical Collagenase Agreement

In connection with a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), until March 2011 we received payments for certain technical assistance and certain transition services that we provided to DFB.  Pursuant to the DFB Agreement, we currently receive earn out payments based on the sales of certain products, but our right to receive these payments expires at the end of August 2013. We expect to receive the final of these earn out payments by the end of 2013. The topical collagenase business of DFB was acquired by Smith & Nephew plc at the end of the fourth quarter of 2012.  With our consent, DFB is expected to assign, and Smith & Nephew plc is expected to assume, the DFB Agreement.

As of December 31, 2012, we have received a total of $1.4 million in consulting fees; our right to receive these consulting fees expired in March 2011. In addition, we have recognized $2.9 million in earn out payments from DFB in connection with the net sales of topical collagenase in 2012.

Auxilium Agreement

Under the Auxilium Agreement, we granted to Auxilium exclusive worldwide rights to develop, market and sell certain products containing our injectable collagenase. Currently its licensed rights cover the indications of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite. Auxilium may further expand the Auxilium Agreement, at its exclusive option, to develop and license our injectable collagenase for use in additional indications. Pfizer has marketing rights for XIAPEX for Dupuytren’s contracture and Peyronie's disease in Europe and certain Eurasian countries through April 24, 2013. Auxilium has announced that it is currently evaluating strategic options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets when rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries revert to Auxilium. Auxilium has granted to Asahi the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium has granted to Actelion the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Through December 31, 2012, Auxilium has paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $24.3 million, including amounts in connection with Auxilium’s agreements with Pfizer, Asahi and Actelion.  In addition to the payments already received by us and to be received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments to us, with respect to each of the Peyronie’s disease, frozen shoulder and cellulite indications, upon the acceptance of the regulatory filing (which has occurred in the U.S., in the case of Peyronie’s disease) and upon receipt by Auxilium, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Auxilium in respect of these contingent milestones are $5.0 million. Auxilium will also be obligated to make sublicense fee payments to us if it out-licenses to third parties the right to market and sell XIAFLEX for the treatment of frozen shoulder or cellulite. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional indications.

We are entitled to 8.5% of all sublicense income that Auxilium receives from Pfizer under their collaboration agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones. Under this collaboration agreement, Auxilium received a $30 million milestone payment from Pfizer following the first sale of XIAPEX in the United Kingdom, which was the first major market country in which Pfizer sold XIAPEX, and we received from Auxilium $2.5 million in connection with that first sale.  In connection with the launch of XIAPEX in each of Germany and Spain, we received from Auxilium 8.5% of each of the $7.5 million milestone payments from Pfizer to Auxilium, or $637,500. As of January 25, 2013, we have received $11.5 million in sublicensing fees and milestones related to the Auxilium’s collaboration agreement with Pfizer. Given the mutual termination by Auxilium and Pfizer of their collaboration agreement, we do not anticipate receiving any more sublicense income related to Pfizer. If Auxilium enters into an agreement with a third party related to the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets, we will be entitled to a specified percentage of sublicense agreement due under such agreement.  In 2011, we received $750,000, or 5%, of the $15 million upfront payment Auxilium received from Asahi. In 2012, we received $570,000, or 5.7%, of the $10 million upfront payment Auxilium received from Actelion and $29,000 for approval in Canada of XIAFLEX for Dupuytren’s contracture. To the extent Auxilium enters into an agreement or agreements related to other territories, the percentage of sublicense income that Auxilium would pay us will depend on the stage of development and approval of XIAFLEX for the particular indication at the time such other agreement or agreements are executed.

Auxilium must pay us on a country-by-country and product-by-product basis a low double digit royalty as a percentage of net sales for products covered by the Auxilium Agreement and sold in the United States, Europe and certain Eurasian countries and Japan. In the case of products covered by the Auxilium Agreement and sold in other countries (the “Rest of the World”), Auxilium must pay us on a country-by-country and product-by-product basis a specified percentage of the royalties it is entitled to receive from a partner or partners with whom it has contracted for such countries (a “Rest of the World Partner”), which in the case of Canada, Australia, Brazil and Mexico is Actelion. The royalty rate is independent of sales volume and clinical indication in the United States, Europe and certain Eurasian countries and Japan, but is subject to set-off in those countries and the Rest of the World for certain expenses we owe to Auxilium relating to certain development and patent costs. In addition, the royalty percentage may be reduced if (i) market share of a competing product exceeds a specified threshold; or (ii) Auxilium is required to obtain a license from a third party in order to practice our patents without infringing such third party’s patent rights, although Auxilium has confirmed to us that no license from a third party is required. In addition, if Auxilium out-licenses to a third party, then we will receive a specified percentage of certain payments made to Auxilium in consideration of such out-licenses.

These royalty obligations extend, on a country-by-country and product-by-product basis, for the longer of the patent life (including pending patents), the expiration of any regulatory exclusivity period based on orphan drug designation or foreign equivalent thereof or June 3, 2016. Auxilium may terminate the Auxilium Agreement upon 90 days prior written notice.  If Auxilium terminates the Auxilium Agreement other than because of an uncured, material breach by us, all rights revert to us. Pursuant to our August 31, 2011 settlement agreement with Auxilium, we are now co-owners and are or will be co-inventors of U.S. Patent No. 7,811,560 and any continuations and divisionals thereof. Auxilium expects this patent will expire in July 2028.

On top of the payments set forth above, Auxilium must pay to us an amount equal to a specified mark-up of the cost of goods sold for products sold in the United States, Europe and certain Eurasian countries or Japan. For products sold in the Rest of the World, Auxilium must pay to us a specified percentage of the mark-up of the cost of goods sold it is entitled to receive from a Rest of the World Partner, including Actelion, without regard to any set-offs that the Rest of the World Partner may have with respect to Auxilium.

Auxilium is generally responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. Auxilium is generally responsible for all clinical development and regulatory costs for Peyronie’s disease, Dupuytren’s contracture, frozen shoulder, cellulite and all additional indications for which it exercises its options.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. The royalty rate is 0.5% of net sales.  Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Office of Orphan Products Development (“OOPD”) with respect to the Dupuytren’s Licensed Product; or (iii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Dupuytren’s License Agreement and the licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Dupuytren’s License Agreement will become fully paid, irrevocable exclusive licenses.

A redacted copy of the Dupuytren’s License Agreement was filed on Form 8-K with the SEC on November 28, 2006.  The foregoing descriptions of the Dupuytren’s License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Dupuytren’s License Agreement.

Peyronie’s Disease

On August 27, 2008, we entered into an agreement with Dr. Martin K. Gelbard to improve the deal terms related to our future royalty obligations for Peyronie’s disease by buying down our future royalty obligations with a one-time cash payment.  A redacted copy of the agreement was filed on Form 8-K with the SEC on September 5, 2008. On March 31, 2012, we entered into an amendment to this agreement, which enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments payable upon the occurrence of a milestone event. A redacted copy of the amendment was filed on Form 8-K/A with the SEC on August 8, 2012.  The foregoing descriptions of the agreement with Dr. Gelbard and the amendment to that agreement do not comport to be complete and are qualified in their entirety by reference to the full text of that agreement, as amended.

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

A redacted copy of the Frozen Shoulder License Agreement was filed on Form 8-K with the SEC on November 28, 2006.  The foregoing descriptions of the Frozen Shoulder License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Frozen Shoulder License Agreement.

In connection with the execution of the Dupuytren’s License Agreement and the Frozen Shoulder License Agreement, we made certain up-front payments to the Research Foundation and the clinical investigators working on the Dupuytren’s contracture and frozen shoulder indications for the Enzyme.

Cellulite

We have two in-licensing and royalty agreements related to cellulite. One is a license agreement (the “Cellulite License Agreement”) with the Research Foundation that we entered into on August 23, 2007. Pursuant to the Cellulite License Agreement, the Research Foundation granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, to know-how owned by the Research Foundation related to the manufacture, preparation, formulation, use or development of (i) the Enzyme and (ii) all pharmaceutical products containing the Enzyme, which are made, used and sold for the prevention or treatment of cellulite. Additionally, the Research Foundation granted to us an exclusive license to the patent applications in respect of cellulite. The license granted to us under the Cellulite License Agreement is subject to the non-exclusive license (with right to sublicense) granted to the U.S. government by the Research Foundation in connection with the U.S. government’s funding of the initial research.

In consideration of the license granted under the Cellulite License Agreement, we agreed to pay to the Research Foundation certain royalties on net sales (if any) of pharmaceutical products containing the Enzyme, which are made, used and sold for the prevention or treatment of cellulite (each a “Cellulite Licensed Product”).  In addition, we and the Research Foundation will share in any milestone payments and sublicense income received by us in respect of the rights licensed under the Cellulite License Agreement. We paid a portion of the $500,000 milestone payment we received from Auxilium in respect of its exercise of cellulite as an addition indication under the Auxilium Agreement, subject to certain credits for certain up-front payments we made to the Research Foundation.

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Cellulite Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Cellulite Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until, the later of (i) the expiration of the last valid claim of a patent pertaining to a Cellulite Licensed Product or (ii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Cellulite License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Cellulite License Agreement will become fully paid, irrevocable exclusive licenses.

The other in-licensing and royalty agreement we have related to cellulite is a license agreement with Dr. Zachary Gerut that we entered into on March 27, 2010 (the “Gerut License Agreement”). Pursuant to the Gerut License Agreement, Dr. Gerut granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties to know-how owned by Dr. Gerut related to the manufacture, preparation, formulation, use or development of (i) the Enzyme and (ii) all pharmaceutical products containing the Enzyme or injectable collagenase, in each case to the extent it pertains to the treatment of fat. As the in-license granted in the Gerut License Agreement pertains to the treatment of fat, this in-license also relates to human lipoma and canine lipoma.

In consideration of the license granted under the Gerut License Agreement, we agreed to pay to Dr. Gerut certain royalties on net sales (if any) of pharmaceutical products containing the Enzyme which are made, used and sold for the removal or treatment of fat in humans or animals (each a “Gerut Licensed Product”). In addition, in the event the FDA approves a Gerut Licensed Product, we have agreed to make a one-time stock option grant to Dr. Gerut with a strike price equal to the closing trading price on the day before the date of such grant.

Our obligation to pay royalties to Dr. Gerut with respect to sales by us, our affiliates or any sublicensee of any Gerut Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Gerut Licensed Product. Our obligation to pay royalties to Dr. Gerut will continue until June 3, 2016 or such longer period as we continue to receive royalties for such Gerut Licensed Product.

Unless terminated earlier in accordance with its termination provisions, the Gerut License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Gerut License Agreement will become fully paid, irrevocable exclusive licenses.

Redacted copies of the Cellulite License Agreement and the Gerut License Agreement are being filed with this Report.  The foregoing descriptions of the Cellulite License Agreement and the Gerut License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements.

Other Indications

We have or may enter into certain other license and royalty agreements with respect to other indications that we may elect to pursue.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

During fiscal years 2012 and 2011, the Company invested $1,249,755 and $972,078, respectively, in research and development activities.

GOVERNMENT REGULATION

Any product labeled for use in humans requires regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage, and record-keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current political environment and the current regulatory environment at the FDA could lead to increased testing and data requirements which could impact regulatory timelines and costs.

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

Patents

We are the assignee or licensee of various U.S. patents, which have received patent protection in various foreign countries. Pursuant to our August 31, 2011 settlement agreement with Auxilium, we are now co-owners and either have been or will be added as co-inventors of U.S. Patent No. 7,811,560 and any continuations and divisionals thereof. Auxilium expects this patent will expire in July 2028. In addition, we have licenses to other pending patent applications.  Although we believe these patent applications, if they issue as patents, will provide a competitive advantage, the scope of the patent positions of pharmaceutical firms involves complex legal, scientific and factual questions and, as such, is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection, will be of any value to us or will be challenged, circumvented or invalidated by our competitors or otherwise.

While we attempt to ensure that our product candidates and the methods we employ to manufacture them do not infringe other parties’ patents and proprietary rights, competitors or other parties may assert that we infringe their proprietary rights. Because patent applications in the U.S. and some other jurisdictions can proceed in secrecy until patents issue, third parties may obtain other patents without our knowledge prior to the issuance of patents relating to our product candidates, which they could attempt to assert against us. Also, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office (the “USPTO”) to determine priority of invention, or in opposition proceedings in the USPTO, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us.  In the U.S., issued patents may be broadened, narrowed or even canceled as a result of post-issuance procedures instituted by us or third parties, including reissue, ex parte reexamination, and the new inter partes review, post grant review, and supplemental examination procedures enacted as part of the Leahy-Smith America Invents Act.  There can be no assurance that the patents, if issued and challenged in a court of competent jurisdiction, would be found valid or enforceable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite.  We have two use patents in the U.S. covering the enzyme underlying our injectable collagenase, one for the treatment of Dupuytren’s contracture, which issued from a reissue proceeding in December 2007, and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges.  An application to extend the term of the Dupuytren’s patent to August 22, 2019 based upon regulatory delay in granting approval to sell XIAFLEX was filed in the USPTO on April 1, 2010.  The USPTO has not taken any action on the request for extension, and we cannot be certain how much of an extension, if any, will be granted by the USPTO.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings free of charge from the SEC's Internet website at www.sec.gov.

Our Internet website address is www.biospecifics.com. We make available free of charge through our Internet website's “Investors Relations” page most of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Our primary sources of revenues are from (i) option, milestone and contingent royalty payments from Auxilium under the Auxilium Agreement and (ii) contingent earn out payments from DFB.

Auxilium

As described in Item 1 above, under the Auxilium Agreement, in exchange for the right to receive royalties and other payments, we granted to Auxilium the right to develop, manufacture, market and sell worldwide products (other than dermal formulations for topical administration) that contain collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite. However, we have no control over Auxilium’s ability to successfully market, sell and manufacture candidate products for the treatment of Dupuytren’s contracture, or, in the case of Peyronie’s disease, frozen shoulder and cellulite, to pursue commercialization, and we may receive limited, if any, royalty payments from Auxilium. We have received in the past, and are entitled to receive in the future, certain milestone payments from Auxilium in respect of its efforts to commercialize candidate products, but we have no control over Auxilium’s ability to achieve the milestones.  As also described in Item 1 above, Auxilium has sublicensed to third parties some of the development and commercialization rights it licenses from us. We have received in the past a percentage of sublicense income that Auxilium receives from these third parties based on the achievement of certain regulatory and sales related milestones. There is no guarantee that these third parties will continue to pursue development and commercialization of XIAFLEX. If any third party stops pursuing such development and commercialization, sublicense income would no longer be payable to Auxilium or us. For example, Auxilium and Pfizer have agreed to terminate their collaboration agreement on April 24, 2013, at which time rights to develop and commercialize XIAPEX in Europe and certain Eurasian countries will revert to Auxilium and no further milestones will be due under the Pfizer/Auxilium collaboration agreement. Auxilium has not announced its plans for when these rights revert to Auxilium. Auxilium has stated that it is currently committed to continuing to commercialize XIAPEX for the treatment of Dupuytren’s contracture and continuing to develop XIAPEX if approved for the treatment of Peyronie’s disease in this territory, but has noted that it “may not have adequate resources or capabilities to do so on [its] own, [it] may not be successful in entering into a new collaboration agreement with a new partner, and continued commercialization may not be profitable for [it]. Also, [Auxilium] may not be successful in completing all actions necessary for the transfer of the Marketing Authorization to it”. Future sublicense income, if any, related to development and commercialization of XIAFLEX for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries will depend upon whether Auxilium enters into an agreement with a third party with respect to those activities, and it is unclear whether Auxilium will do so.

Even if Auxilium or its sublicensees pursues development and commercialization, there is no guarantee that the FDA will approve XIAFLEX for a given indication or that commercialization will be successful, if the FDA does approve XIAFLEX for a given indication. Moreover, under the Auxilium Agreement, royalty payments are subject to set-off for certain expenses we owe Auxilium related to development and patent costs. We received our first royalty payment from Auxilium in November 2011 because the amount of royalties exceeded accrued set-off expenses for the first time. We anticipate that the amount of royalties due to us will exceed the amount of any set-offs on a going forward basis.

In addition, we have granted to Auxilium an option to expand its license and development rights to one or more additional indications for injectable collagenase not currently licensed to Auxilium, including for the treatment of human and canine lipoma. If Auxilium exercises its option with respect to an additional indication, we are entitled to receive a one-time license fee for the rights to, as well as potential milestone, royalty and other payments with respect to, such new indication. If Auxilium does not exercise its option as to any additional indication, we may offer to any third party such development rights with regard to products in the Auxilium Territory (as defined in the Auxilium Agreement), provided that we first offer the same terms to Auxilium, or develop the product ourselves. Auxilium has no obligation to exercise its option with respect to any such additional indication, and its decision to do so is in its complete discretion. Clinical trials can be expensive and the results are subject to different interpretations, therefore, there is no assurance that after conducting phase II clinical trials on any additional indication, and incurring the associated expenses, Auxilium will exercise its option or we will receive any revenue from it. Under the Auxilium Agreement, we may only offer to a third party development rights with regard to products in the Auxilium Territory and not in Europe and certain Eurasian countries. Even if Auxilium exercises its option as to any additional indication, its obligations to develop the product for such indication are limited to initiating Stage II Development (as defined in the Auxilium Agreement) for such additional indication within one year of exercising the option as to such indication. Auxilium may decide to allocate its resources other than to the development of XIAFLEX, and we have no control over that decision. Auxilium recently announced the issuance of $350 million in the aggregate principal amount of 1.50% Convertible Senior Notes due 2018, the net proceeds from which, according to Auxilium, are to be used, among other things, “for general corporate purposes, which may include the acquisition (including by merger, purchase, license or otherwise) of businesses, products, product rights or technologies”.  Any such non-XIAFLEX related acquisition may result in Auxilium reallocating its priorities away from XIAFLEX.

DFB

As part of the sale of our topical collagenase business to DFB, we are entitled to receive earn out payments in respect of sales of certain products developed and manufactured by DFB that contain collagenase for topical administration.  However, our right to receive earn out payments from DFB is dependent upon DFB’s decision to pursue the manufacture and commercialization of such products and its ability to achieve certain sales thresholds. In addition, DFB’s obligations to make earn-out payments to us terminate in August 2013 and we expect to receive our last earn-out payment by the end of 2013.

Our dependence upon revenue from Auxilium make us subject to the commercialization and other risk factors affecting  Auxilium over which we have limited or no control.

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

Our business strategy contains elements that we will not be able to implement if we do not receive the anticipated option, milestone, royalty or earn out payments from Auxilium or DFB, or secure additional funding from other sources. While we anticipate being profitable on an ongoing, annual basis, our future funding requirements will depend on many factors, including:

•
The ability of DFB and its successor, Smith & Nephew plc, to meet its payment obligations and to manufacture and commercialize topical collagenase products for which we would receive earn out payments until August 2013, payable by the end of 2013;

•	Auxilium’s ability to manufacture and commercialize XIAFLEX for which we would receive milestone and royalty payments;

•
whether Auxilium finds another partner to develop and commercialize XIAPEX in Europe and certain Eurasian countries following the termination of Auxilium’s collaboration with Pfizer on April 24, 2013 (for more information regarding Auxilium’s plans with respect to the development and commercialization of XIAPEX in Europe and certain Eurasian countries, we refer you to the Auxilium 10-K);

•	Actelion’s ability to commercialize XIAFLEX in Canada;

•	the amount actually owed to Auxilium for certain patent costs;

•
the scope, rate of progress, cost and results of our clinical trials on additional indications, including human and canine lipoma, for which Auxilium could exercise its option to acquire rights to them, and whether Auxilium exercises the option;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or defending against any other litigation; and

•	whether Auxilium acquires a new product or technology, which results in Auxilium’s reallocation of priority away from XIAFLEX.

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

To finance and secure the rights to conduct clinical trials for products we have licensed to Auxilium, we have granted to third parties certain rights to share in royalty payments received by us from Auxilium under the Auxilium Agreement. Consequently, we will be required to share a significant portion of the payments due to us from Auxilium under the Auxilium Agreement.

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

The process of conducting clinical trials and developing product candidates involves a high degree of risk, may take several years, and may ultimately not be successful.

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

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. Any changes to the U.S. regulatory approval process could significantly increase the timing or cost of regulatory approval for product candidates making further development uneconomical or impossible. In addition, once Auxilium exercises its option with respect to an additional indication, further clinical trials, development, manufacturing, marketing and selling of such product are out of our control. Our interest is limited to receiving option, milestone and royalty payments.

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

Additionally, failure to comply with, or changes to applicable regulatory requirements may result in a variety of consequences, including the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of a product from the market;

•	voluntary or mandatory recall of a product;

•	fines;

•	suspension or withdrawal of regulatory approvals for a product;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties against us.

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

Auxilium has reported that the most common adverse events in the Peyronie’s double-blind, placebo-controlled IMPRESS phase III clinical program were hematoma, pain and swelling at the treatment site, with most adverse events being mild or moderate in severity. There were also three serious adverse events of corporal rupture (penile fracture) and three serious adverse events of hematomas related to XIAFLEX reported in IMPRESS I and II.

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

We continue to have product liability exposure for topical product sold by us prior to the sale of our topical business to DFB. In addition, under the Auxilium Agreement, we are obligated to indemnify Auxilium and its affiliates for any harm or losses they suffer relating to any personal injury and other product liability resulting from our development, manufacture or commercialization of any injectable collagenase product. In addition, the clinical testing and, if approved, commercialization of our product candidates involves significant exposure to product liability claims. We have clinical trial and product liability insurance in the aggregate amount of $5.0 million dollars that we believe is adequate in both scope and amount and has been placed with what we believe are reputable insurers. We may not be able to maintain our clinical trial and product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.  If losses from product liability claims exceed our insurance coverage, we may incur substantial liabilities that exceed our financial resources, and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could impair our business.

If we are unable to negotiate a new lease for our corporate headquarters or relocate, our existing operations and our operating results could be adversely affected.

As described in this Report under “Item 2 - Description of Property”, we are holding over in our current premises on a month-to-month basis. If we are unable to negotiate a new lease for our current premises or relocate to other premises, our existing operations and operating results could be adversely affected because alternate space may not permit the current laboratory activities with respect to the development of collagenase for use in other indications.

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

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of our clinical trials;

•	failure of any product candidates we have licensed to Auxilium or sold to DFB to achieve commercial success;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	litigation involving us or our general industry, or both;

•	future sales of our common stock by the estate of our former Chairman and CEO or others;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	termination of agreements with our licensees or their sublicensees;

•	announcements of material events by those companies that are our competitors or perceived to be similar to us;

•	changes in estimates of our financial results;

•	investors’ general perception of us;

•	general economic, industry and market conditions; and

•	the acquisition by Auxilium of a new product or technology that causes Auxilium to reallocate its priorities away from XIAFLEX.

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

As of December 31, 2012, options to purchase 1,182,000 shares of common stock were outstanding. In addition, as of December 31, 2012 a total of 254,098 options were available for grant under our stock option plans.  The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

As of March 1, 2013 our executive officers, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 30.6% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

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

Item 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock currently trades under the symbol BSTC on Nasdaq.

The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2012 and 2011 as reported by and as quoted by Nasdaq, as applicable:

2012	HIGH	LOW
Fourth Quarter	$19.43	$12.75
Third Quarter	$20.27	$17.53
Second Quarter	$19.06	$13.70
First Quarter	$21.10	$15.76

2011	HIGH	LOW
Fourth Quarter	$19.08	$13.36
Third Quarter	$25.04	$14.80
Second Quarter	$25.52	$22.40
First Quarter	$26.88	$23.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Record

As of March 1, 2013, there were approximately 71 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,182,000	$8.90	254,098
Equity compensation plans not approved by security holders	-	-	-
Total	1,182,000	$8.90	254,098

(1) Please see Note 9, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Recent Sales of Unregistered Securities

For the year ended December 31, 2012, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased During Quarter (2)	Average Price Paid Per Share (3)	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan
January 1, 2012 – March 31, 2012	12,247	$16.24	75,584	$1,267,935
April 1, 2012 – June 30, 2012	16,340	$17.57	91,924	$980,841
July 1, 2012 – September 30, 2012	10,360	$18.20	102,284	$792,296
October 1, 2012 to November 14, 2012	2,300	$14.00	104,584	$760,004
	-	-	-	$2,000,000	(4)
November 15, 2012 to December 31, 2012	24,781	$13.23	129,365	$1,672,146
Total	66,028

(1)
On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our Board of Directors had reauthorized this stock repurchase program. On November 15, 2012, we announced that our Board of Directors had reauthorized this stock repurchase program.

(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	On November 15, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Biotechnology Index, and (ii) the NASDAQ Composite Index, assuming an investment of $100 on December 31, 2007, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among BioSpecifics Technologies Corp, the NASDAQ Biotechnology Index and the NASDAQ Composite Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Biospecifics Technologies Corp	$100.00	$214.00	$293.50	$256.00	$166.20	$149.50
Nasdaq Biotechnology Index	$100.00	$87.37	$101.01	$116.19	$129.91	$171.36
Nasdaq Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85

*Total return assumes $100 invested on December 31, 2007 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2012.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Consolidated Statement of Operations Data	2012	2011	2010	2009	2008

Net revenues	$11,145,078	$11,395,726	$5,661,348	$3,155,757	$8,411,780

Operating expenses:
Research and development	1,249,755	972,078	1,223,931	488,646	439,919
General and administrative	4,774,828	5,231,881	6,470,449	4,832,019	4,191,052
Total operating expenses	6,024,583	6,203,959	7,694,380	5,320,665	4,630,971
Operating income (loss)	5,120,495	5,191,767	(2,033,032)	(2,164,908)	3,780,809

Other income (expense):
Interest income	34,634	55,780	86,310	55,693	107,552
Interest expense	-	-	-	(39)	46,529
Other	-	15,823	13,130	(8,863)	108,730
Qualifying Therapeutic Credit	-	-	426,403	-	-
	34,634	71,603	525,843	46,791	262,811

Income (loss) before income tax	5,155,129	5,263,370	(1,507,189)	(2,118,117)	4,043,620
Income tax benefit (expense)	(2,174,054)	1,338,256	(1,351)	161,574	(299,212)
Net income (loss)	$2,981,075	$6,601,626	$(1,508,540)	$(1,956,543)	$3,744,408

Basic net income (loss) per share	$0.47	$1.04	$(0.24)	$(0.32)	$0.64

Diluted net income (loss) per share	$0.43	$0.95	$(0.24)	$(0.32)	$0.55

Shares used in computation of basic net income (loss) per share	6,351,245	6,340,648	6,261,214	6,065,939	5,854,836
Shares used in computation of diluted net income (loss) per share	6,981,527	6,952,386	6,261,214	6,065,939	6,836,911

	Years Ended December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
Cash and cash equivalents	$3,383,737	$3,196,831	$2,470,852	$3,950,389	$3,494,150
Short-term investments	5,120,000	5,000,000	5,360,970	4,548,541	900,000
Total assets	18,390,264	16,265,073	11,518,701	11,748,478	12,831,361
Total stockholders’ equity	17,458,346	14,872,314	6,700,723	6,092,107	6,178,539

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

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer pursuant to which Pfizer has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries until April 24, 2013. In addition, Auxilium has an agreement with Asahi pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Auxilium has been granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.

Operational Highlights

Peyronie’s Disease. In December 2012, the FDA accepted for filing Auxilium’s sBLA for XIAFLEX for the potential treatment of Peyronie's disease. As a result, we recognized a $1.0 million milestone payment from Auxilium. The filing was granted standard review status and, under PDUFA, the FDA is expected to take action on the application by September 6, 2013.  Auxilium has reported that the FDA is not planning on holding an Advisory Committee meeting for the use of XIAFLEX in the treatment of Peyronie’s disease, but cautions that it can offer no assurance that the FDA will not require an Advisory Committee meeting in the future.  The sBLA was based on results from Auxilium’s phase III clinical program that assessed XIAFLEX for the potential treatment of Peyronie’s disease and is known as IMPRESS (The Investigation for Maximal Peyronie’s Reduction Efficacy and Safety Studies). The Journal of Urology has electronically published on its website the uncorrected proof of Auxilium’s IMPRESS clinical program.

Cellulite. Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite by exercising, in January 2013, its exclusive option under our development and license agreement. As a result of this exercise, we received a license fee payment of $500,000 from Auxilium.  We paid a portion of this payment to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement described below in the “In-Licensing and Royalty Agreements” section under the heading “Cellulite”. Auxilium’s exercise of this option follows its fourth quarter 2012 announcement of top-line 30-day data from the phase Ib study of XIAFLEX for the potential treatment of adult patients with cellulite, in which all doses of XIAFLEX were generally well-tolerated.  These data support the progression into a phase II clinical trial in cellulite, which Auxilium plans to initiate in the second half of 2013.

Frozen Shoulder. Auxilium completed enrollment in its frozen shoulder phase IIa clinical trial in the third quarter of 2012. Auxilium expects top-line data from this XIAFLEX study in the first quarter of 2013. Auxilium anticipates initiating a phase II clinical trial of frozen shoulder in the second half of 2013.

Dupuytren’s Contracture.

•
Auxilium and Actelion announced in the beginning of the third quarter of 2012 that Auxilium was granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada. Under the terms of the collaboration agreement between Actelion and Auxilium, Actelion is to receive exclusive rights to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico upon receipt of the respective regulatory approvals. Pursuant to this agreement, Auxilium intends to transfer regulatory sponsorship of the dossier to Actelion, and Actelion will be primarily responsible for the applicable regulatory and commercialization activities for XIAFLEX in Canada and, upon approval, in the remainder of these countries. Actelion expects to make XIAFLEX available to patients in Canada in the first half of 2013.

•
Also in the third quarter, Auxilium announced positive top-line data from its open-label phase IIIb trial evaluating XIAFLEX for the treatment of adult Dupuytren's contracture patients with multiple palpable cords.  Auxilium enrolled 60 patients at eight sites throughout the U.S. and Australia.  Following the announcement of these data, Auxilium began a larger study with XIAFLEX for the concurrent treatment of multiple palpable cords that, if successful, may allow Auxilium to seek FDA approval of the expansion of the Dupuytren's label.  Auxilium expects top-line results in the first half of 2014.  Based on research by SDI Health, LLC estimating that 35 to 40% of annual Dupuytren's surgeries in the U.S. are performed to treat two or more cords concurrently, Auxilium is conducting these studies to seek a multicord indication for XIAFLEX from the FDA. It is hoped that more surgeons will perform the XIAFLEX injection in these cases, rather than surgery, if the FDA approves the label expansion.

•
Auxilium completed enrollment in its Dupuytren’s contracture retreatment phase IV clinical trials in the third quarter of 2012 and expects top-line results from these trials in the fourth quarter of 2013.

Lipoma. We initiated two clinical trials in the second quarter of 2012. One is a 14 patient, single center dose escalation phase II clinical trial of XIAFLEX for the treatment of human lipoma.  The other is a placebo controlled randomized phase II trial, Chien-804, to evaluate the efficacy of XIAFLEX for canines with benign subcutaneous lipomas.

Outlook

Currently, we generate revenue from two primary sources: in connection with the DFB Agreement and in connection with the Auxilium Agreement.  Under the DFB Agreement, our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in August 2013, but earn-out payments for second generation collagenase products, if any, continue indefinitely. Under the Auxilium Agreement, we receive sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX/XIAPEX as described above.

In connection with the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, until March 2011 we received payments for certain technical assistance and certain transition services that we provided to DFB.  Pursuant to the DFB Agreement, we currently receive earn out payments based on the sales of certain products, but our right to receive these payments expires at the end of August 2013. We expect to receive the final of these earn out payments by the end of 2013. The topical collagenase business of DFB was acquired by Smith & Nephew plc at the end of the fourth quarter of 2012.  With our consent, DFB is expected to assign, and Smith & Nephew plc is expected to assume, the DFB Agreement.

As of December 31, 2012, we have received a total of $1.4 million in consulting fees; our right to receive these consulting fees expired in March 2011. In addition, we have recognized $2.9 million in earn out payments from DFB in connection with the net sales of topical collagenase in 2012.

Auxilium Agreement

Under the Auxilium Agreement, we granted to Auxilium exclusive worldwide rights to develop, market and sell certain products containing our injectable collagenase. Currently its licensed rights cover the indications of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite. Auxilium may further expand the Auxilium Agreement, at its exclusive option, to develop and license our injectable collagenase for use in additional indications. Pfizer has marketing rights for XIAPEX for Dupuytren’s contracture and Peyronie's disease in Europe and certain Eurasian countries through April 24, 2013. Auxilium has announced that it is currently evaluating strategic options for the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets when rights to commercialize XIAPEX and responsibility for regulatory activities for XIAPEX in these countries revert to Auxilium. Auxilium has granted to Asahi the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium has granted to Actelion the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Through December 31, 2012, Auxilium has paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $24.3 million, including amounts in connection with Auxilium’s agreements with Pfizer, Asahi and Actelion.  In addition to the payments already received by us and to be received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments to us, with respect to each of the Peyronie’s disease, frozen shoulder and cellulite indications, upon the acceptance of the regulatory filing (which has occurred in the U.S., in the case of Peyronie’s disease) and upon receipt by Auxilium, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Auxilium in respect of these contingent milestones are $5.0 million. Auxilium will also be obligated to make sublicense fee payments to us if it out-licenses to third parties the right to market and sell XIAFLEX for the treatment of frozen shoulder or cellulite. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional indications.

We are entitled to 8.5% of all sublicense income that Auxilium receives from Pfizer under their collaboration agreement, which payments are dependent on the achievement by Pfizer of certain regulatory and sales related milestones. Under this collaboration agreement, Auxilium received a $30 million milestone payment from Pfizer following the first sale of XIAPEX in the United Kingdom, which was the first major market country in which Pfizer sold XIAPEX, and we received from Auxilium $2.5 million in connection with that first sale.  In connection with the launch of XIAPEX in each of Germany and Spain, we received from Auxilium 8.5% of each of the $7.5 million milestone payments from Pfizer to Auxilium, or $637,500. As of January 25, 2013, we have received $11.5 million in sublicensing fees and milestones related to the Auxilium’s collaboration agreement with Pfizer. Given the mutual termination by Auxilium and Pfizer of their collaboration agreement, we do not anticipate receiving any more sublicense income related to Pfizer. If Auxilium enters into an agreement with a third party related to the continuing commercialization of XIAPEX for the treatment of Dupuytren’s contracture and for gaining approval for XIAPEX for the treatment of Peyronie’s disease in the EU and other specified markets, we will be entitled to a specified percentage of sublicense agreement due under such agreement.  In 2011, we received $750,000, or 5%, of the $15 million upfront payment Auxilium received from Asahi. In 2012, we received $570,000, or 5.7%, of the $10 million upfront payment Auxilium received from Actelion and $29,000 for approval in Canada of XIAFLEX for Dupuytren’s contracture. To the extent Auxilium enters into an agreement or agreements related to other territories, the percentage of sublicense income that Auxilium would pay us will depend on the stage of development and approval of XIAFLEX for the particular indication at the time such other agreement or agreements are executed.

Auxilium must pay us on a country-by-country and product-by-product basis a low double digit royalty as a percentage of net sales for products covered by the Auxilium Agreement and sold in the United States, Europe and certain Eurasian countries and Japan. In the case of products covered by the Auxilium Agreement and sold in other countries (the “Rest of the World”), Auxilium must pay us on a country-by-country and product-by-product basis a specified percentage of the royalties it is entitled to receive from a partner or partners with whom it has contracted for such countries (a “Rest of the World Partner”), which in the case of Canada, Australia, Brazil and Mexico is Actelion. The royalty rate is independent of sales volume and clinical indication in the United States, Europe and certain Eurasian countries and Japan, but is subject to set-off in those countries and the Rest of the World for certain expenses we owe to Auxilium relating to certain development and patent costs. In addition, the royalty percentage may be reduced if (i) market share of a competing product exceeds a specified threshold; or (ii) Auxilium is required to obtain a license from a third party in order to practice our patents without infringing such third party’s patent rights, although Auxilium has confirmed to us that no license from a third party is required. In addition, if Auxilium out-licenses to a third party, then we will receive a specified percentage of certain payments made to Auxilium in consideration of such out-licenses.

These royalty obligations extend, on a country-by-country and product-by-product basis, for the longer of the patent life (including pending patents), the expiration of any regulatory exclusivity period based on orphan drug designation or foreign equivalent thereof or June 3, 2016. Auxilium may terminate the Auxilium Agreement upon 90 days prior written notice.  If Auxilium terminates the Auxilium Agreement other than because of an uncured, material breach by us, all rights revert to us. Pursuant to our August 31, 2011 settlement agreement with Auxilium, we are now co-owners and are or will be co-inventors of U.S. Patent No. 7,811,560 and any continuations and divisionals thereof. Auxilium expects this patent will expire in July 2028.

On top of the payments set forth above, Auxilium must pay to us an amount equal to a specified mark-up of the cost of goods sold for products sold in the United States, Europe and certain Eurasian countries or Japan. For products sold in the Rest of the World, Auxilium must pay to us a specified percentage of the mark-up of the cost of goods sold it is entitled to receive from a Rest of the World Partner, including Actelion, without regard to any set-offs that the Rest of the World Partner may have with respect to Auxilium.

Auxilium is generally responsible, at its own cost and expense, for developing the formulation and finished dosage form of products and arranging for the clinical supply of products. Auxilium is generally responsible for all clinical development and regulatory costs for Peyronie’s disease, Dupuytren’s contracture, frozen shoulder, cellulite and all additional indications for which it exercises its options.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. The royalty rate is 0.5% of net sales.  Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Office of Orphan Products Development (“OOPD”) with respect to the Dupuytren’s Licensed Product; or (iii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Dupuytren’s License Agreement and the licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Dupuytren’s License Agreement will become fully paid, irrevocable exclusive licenses.

A redacted copy of the Dupuytren’s License Agreement was filed on Form 8-K with the SEC on November 28, 2006.  The foregoing descriptions of the Dupuytren’s License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Dupuytren’s License Agreement.

Peyronie’s Disease

On August 27, 2008, we entered into an agreement with Dr. Martin K. Gelbard to improve the deal terms related to our future royalty obligations for Peyronie’s disease by buying down our future royalty obligations with a one-time cash payment.  A redacted copy of the agreement was filed on Form 8-K with the SEC on September 5, 2008. On March 31, 2012, we entered into an amendment to this agreement, which enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments payable upon the occurrence of a milestone event. A redacted copy of the amendment was filed on Form 8-K/A with the SEC on August 8, 2012.  The foregoing descriptions of the agreement with Dr. Gelbard and the amendment to that agreement do not purport to be complete and are qualified in their entirety by reference to the full text of that agreement, as amended.

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

A redacted copy of the Frozen Shoulder License Agreement was filed on Form 8-K with the SEC on November 28, 2006.  The foregoing descriptions of the Frozen Shoulder License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Frozen Shoulder License Agreement.

In connection with the execution of the Dupuytren’s License Agreement and the Frozen Shoulder License Agreement, we made certain up-front payments to the Research Foundation and the clinical investigators working on the Dupuytren’s contracture and frozen shoulder indications for the Enzyme.

Cellulite

We have two in-licensing and royalty agreements related to cellulite. One is a license agreement (the “Cellulite License Agreement”) with the Research Foundation that we entered into on August 23, 2007. Pursuant to the Cellulite License Agreement, the Research Foundation granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, to know-how owned by the Research Foundation related to the manufacture, preparation, formulation, use or development of (i) the Enzyme and (ii) all pharmaceutical products containing the Enzyme, which are made, used and sold for the prevention or treatment of cellulite. Additionally, the Research Foundation granted to us an exclusive license to the patent applications in respect of cellulite. The license granted to us under the Cellulite License Agreement is subject to the non-exclusive license (with right to sublicense) granted to the U.S. government by the Research Foundation in connection with the U.S. government’s funding of the initial research.

In consideration of the license granted under the Cellulite License Agreement, we agreed to pay to the Research Foundation certain royalties on net sales (if any) of pharmaceutical products containing the Enzyme, which are made, used and sold for the prevention or treatment of cellulite (each a “Cellulite Licensed Product”).  In addition, we and the Research Foundation will share in any milestone payments and sublicense income received by us in respect of the rights licensed under the Cellulite License Agreement. We paid a portion of the $500,000 milestone payment we received from Auxilium in respect of its exercise of cellulite as an addition indication under the Auxilium Agreement, subject to certain credits for certain up-front payments we made to the Research Foundation.

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Cellulite Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Cellulite Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until, the later of (i) the expiration of the last valid claim of a patent pertaining to a Cellulite Licensed Product or (ii) June 3, 2016.

Unless terminated earlier in accordance with its termination provisions, the Cellulite License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Cellulite License Agreement will become fully paid, irrevocable exclusive licenses.

The other in-licensing and royalty agreement we have related to cellulite is a license agreement with Dr. Zachary Gerut that we entered into on March 27, 2010 (the “Gerut License Agreement”). Pursuant to the Gerut License Agreement, Dr. Gerut granted to us and our affiliates an exclusive worldwide license, with the right to sublicense to certain third parties to know-how owned by Dr. Gerut related to the manufacture, preparation, formulation, use or development of (i) the Enzyme and (ii) all pharmaceutical products containing the Enzyme or injectable collagenase, in each case to the extent it pertains to the treatment of fat. As the in-license granted in the Gerut License Agreement pertains to the treatment of fat, this in-license also relates to human lipoma and canine lipoma.

In consideration of the license granted under the Gerut License Agreement, we agreed to pay to Dr. Gerut certain royalties on net sales (if any) of pharmaceutical products containing the Enzyme which are made, used and sold for the removal or treatment of fat in humans or animals (each a “Gerut Licensed Product”). In addition, in the event the FDA approves a Gerut Licensed Product, we have agreed to make a one-time stock option grant to Dr. Gerut with a strike price equal to the closing trading price on the day before the date of such grant.

Our obligation to pay royalties to Dr. Gerut with respect to sales by us, our affiliates or any sublicensee of any Gerut Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Gerut Licensed Product. Our obligation to pay royalties to Dr. Gerut will continue until June 3, 2016 or such longer period as we continue to receive royalties for such Gerut Licensed Product.

Unless terminated earlier in accordance with its termination provisions, the Gerut License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Gerut License Agreement will become fully paid, irrevocable exclusive licenses.

Redacted copies of the Cellulite License Agreement and the Gerut License Agreement are being filed with this Report.  The foregoing descriptions of the Cellulite License Agreement and the Gerut License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements.

Other Indications

We have or may enter into certain other license and royalty agreements with respect to other indications that we may elect to pursue.

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

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we have the right to receive earn-out payments in the future based on sales of certain products.  Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us earn-out reports on a quarterly basis. We expect to receive the final earn-out payment at the end of 2013.

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

As of December 31, 2012 our net reimbursable third party patent costs accrual was approximately $0.2 million.

Receivables and Deferred Revenue. Accounts receivable as of December 31, 2012 is approximately $5.1 million, which consists of approximately $2.9 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $2.1 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.4 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

Royalty Buy-Down. On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments payable upon the occurrence of a milestone event.

As of December 31, 2012, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011

Net revenues

Net revenues for the two years ended December 31, 2012 and 2011 comprise the following:

	Year Ended December 31
	2012	2011	Change	% Change

Net sales	$18,219	$21,998	(3,779)	(17)%
Royalties	9,155,654	6,314,959	2,840,695	45%
Licensing revenue	1,971,205	5,012,102	(3,040,897)	(61)%
Consulting fees	-	46,667	(46,667)	(100)%
Total net revenues	$11,145,078	$11,395,726	$(250,648)	(2)%

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the calendar years ended 2012 and 2011 product revenues were $18,219 and $21,998, respectively. This decrease of $3,779, or 17%, was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for year ended December 31, 2012 were $9,155,654 as compared to $6,314,959 in the 2011 period, an increase of $2,840,695, or 45%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $6,253,626 for the 2012 period and $4,028,623 for the 2011 period. The increase of $2,225,003, or 55%, was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium. Auxilium launched XIAFLEX in March 2010.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $2,902,028 for the year ended December 31, 2012 and $2,286,336 for the same period in 2011. This increase of $615,692, or 27%, is mainly related to the increase in net sales during the 2012 period reported to us by DFB. We expect to receive the final earn-out payment at the end of 2013.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the years ended December 31, 2012 and 2011, we recognized total licensing and milestone revenue of $1,971,205 and $5,012,102, respectively, a decrease of $3,040,897, or 61%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the years ended December 31, 2012 and 2011 were $372,705 and $437,102, respectively. The decrease of $64,397, or 15%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010 and a slight change in the development timeline associated with the Peyronie’s indication. Sublicensing fees recognized in 2012 were $570,000 compared to $750,000 in the same period in 2011. In 2012, we recognized $570,000 in sublicensing fees, which were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. In the 2011 period, we recognized $750,000 of the $15.0 million paid to Auxilium by Asahi for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan.

Milestone revenue recognized for the years ended December 31, 2012 and 2011 were $1.0 million and $3.8 million, respectively. In the 2012 period, we recognized a $1.0 million milestone related to the FDA’s December 2012 acceptance of Auxilium’s sBLAfor XIAFLEX for the potential treatment of Peyronie's disease. We also, recognized a milestone of $28,500 related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Auxilium. In the 2011 period, we recognized a $2.6 million milestone related to the first sale of XIAFLEX in Europe, , a $637,500 milestone related to the first sale of XIAFLEX in Germany, and a $637,500 milestone related to the first sale of XIAFLEX in Spain.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Consulting Services

We recognize revenues from consulting and technical assistance contracts primarily as a result of the DFB Agreement.  We recognize consulting revenues ratably over the term of the contract. For calendar years 2012 and 2011 we recognized zero and $46,667 respectively. The decrease in revenues resulting from consulting and technical assistance contracts is due to the expiration in March 2011 of our consulting obligations under the DFB Agreement.

Research and Development Activities

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $1,249,755 and $972,078, respectively, for calendar years 2012 and 2011, representing an increase in 2012 of $277,677, or 29%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We expect to complete enrollment in this study by the first half of 2013. Also, we have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipomas. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We completed enrollment for this study in January 2013 and top-line data is expected in the second half of 2013.

 Please refer to Part I, Item 1, "Description of Business", for a more detailed description of each of these programs.

The following table summarizes our research and development expenses related to our clinical development programs:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$442,741	$332,217	$972,988
Human Lipoma	168,879	110,800	404,869

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $4,774,828 and $5,231,881 for calendar years 2012 and 2011, respectively, a decrease of $457,053 or 9%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees and stock based compensation partially offset by third party royalty fees and consulting fees.

Other Income and expense

Other income for calendar year 2012 was $34,634 compared to $71,603 for calendar year 2011. For calendar year 2012, other income consisted of interest earned on our investments of $34,634.  For calendar year 2011, other income consisted of interest earned on our investments of $55,780 and a reversal of accrued tax penalties associated with our delinquent tax filings in previous years of $15,823.

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

The provision for income taxes and corresponding taxes payable in 2012 was $2.2 million as compared to a tax benefit of $1.3 million in 2011. In 2012, we used $1.0 million of our Orphan Drug tax credit to reduce our federal income tax payable.  We recognized the tax effect of $0.8 million related to the exercise of nonqualified options in our financial statements, which lowered our taxes payable by $0.3 million, reduced our tax assets related to non-qualified stock options by $32,000 and increased additional paid in capital by $0.3 million.  Additionally, we utilized tax assets from our federal and state net operating loss carryforwards of $16,000 and deferred licensing revenue of $0.1 million to reduce our taxes payable. Because our state net operating losses of $4.2 million exceeded our federal net operating losses of $47,000 we set up a valuation allowance of $0.3 million against our tax asset of our state net operating loss carryforwards.

In the 2011 period, the $1.3 million in income tax benefit consisted of an income tax expense of $2.3 million which was offset by a one-time $3.6 million tax benefit related to our deferred tax asset valuation allowance and the recording of our deferred tax assets as we believe that our tax assets are more likely than not to be realized as we achieved sustained profitability on an on-going annual basis. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In 2011, we recognized the tax effect of $4.6 million in disqualifying disposition of options and the exercise of nonqualified options in our financial statements. The exercise of nonqualified options and disposition of disqualified options lowered our taxes payable by $1.9 million, reduced our tax assets related to non-qualified options by $0.2 million and increased additional paid in capital and provision for income tax benefits by $1.7 million and $30,239, respectively.  Additionally, we utilized tax assets from our federal and state net operating loss carryforwards of $0.3 million and deferred licensing revenue of $0.2 million to reduce our taxes payable.  Because our state net operating losses exceeded our federal net operating losses we set up a valuation allowance of $0.2 million against our tax asset for our state net operating loss carryforwards.

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

Milestone revenue recognized for the years ended December 31, 2011 and 2010 were $3.8 million and $2.6 million, respectively. In the 2011 period, we recognized milestones related to the first sale of XIAFLEX in Europe of $2.6 million, the first sale of XIAFLEX in Germany of $637,500 and the first sale of XIAFLEX in Spain of $637,500.  In the comparable 2010 period, we received and recognized $1.3 million of the $15 million paid to Auxilium by Pfizer for the scientific/technical review procedure of the Marketing Authorization Application for XIAFLEX for Dupuytren’s contracture in Europe.  We also received and recognized in the 2010 period a milestone of $1.0 million related to the FDA’s approval of XIAFLEX for Dupuytren’s contracture in February 2010 and our notification to Auxilium in June 2010 of our election not to commercially manufacture XIAFLEX.

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

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We expect to complete enrollment in this study by the first half of 2013. Also, we have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipomas. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We completed enrollment for this study in January 2013 and top-line data is expected in the second half of 2013.

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

In the 2011 period, the $1.3 million in income tax benefit consisted of an income tax expense of $2.3 million which was offset by a one-time $3.6 million tax benefit related to our deferred tax asset valuation allowance and the recording of our deferred tax assets as we believe that our tax assets are more likely than not to be realized as we achieved sustained profitability on an on-going annual basis. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

In 2011 and 2010, we had $0.7 million and $2.0 million of tax deductible expenses from the exercise of non-qualified and disqualified disposition of incentive stock options, respectively.   Based on the results of our operations over the last two years, the growth in the market for XIAFLEX, and the trend in actual and anticipated royalty income, we had determined that is was more likely than not that the benefit of our deferred tax assets will be realized. Consequently, we eliminated our 2010 valuation allowance of $3.6 million and increased our deferred tax assets by $0.3 million to reflect the application of our state statutory rates of 7.1% to temporary differences.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At December 31, 2012, 2011 and 2010, we had cash and cash equivalents and short-term investments in the aggregate of approximately $8.5 million, $8.2 million and $7.8 million, respectively.

Sources and Uses of Cash

Net cash provided (by used) in operating activities was $2.4 million, $(0.7) million and $(0.9) million for 2012, 2011 and 2010.  Net cash provided by operations for 2012 was primarily due to our net income, net of stock compensation expenses and other non-cash charges. Net cash used in operations for 2011 was mainly due to a decrease in accrued expenses, increases in deferred tax assets and accounts receivable, net of stock compensation expense and other non-cash charges. Cash used in operations for 2010 resulted primarily from operating losses, net of stock compensation expenses and other non-cash charges.

The majority of our cash expenditures in 2012, 2011, and 2010 were to fund research and development and our business activities.

Net cash used in investing activities was $1.6 million in 2012, compared to net cash provided by investing activities of $0.4 million in 2011 and $0.8 million in 2010. The net cash used in investing activities in the 2012 period reflects the maturing of investments of $5.1 million and reinvestment of $5.2 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million. The net cash provided by investing activities in the 2011 period reflects the maturing of investments of $5.4 million and reinvestment of $5.0 million in marketable securities. In 2010, purchases of marketable securities exceeded maturities by $0.8 million.

Net cash used in financing activities for 2012 was $0.6 million, as compared to net cash provided by financing activities of $1.1 million and $0.2 million for 2011 and 2010 periods. In 2012, net cash used in financing activities was mainly related to the repurchase of our common stock under our 2010 Stock Repurchase Program partially offset by excess tax benefits related to share-based payments and stock option proceeds. In 2011, net cash provided by financing activities was due to excess tax benefits related to share-based payments and stock option proceeds partly offset by the repurchase of our common stock under our 2010 Stock Repurchase Program. Net cash provided by financing activities in 2010 reflects proceeds from stock option exercises partly offset by the repurchase of our common stock under our 2010 Stock Repurchase Program.

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

Operating Leases

Our operating leases are principally for facilities and equipment. We currently lease approximately 15,000 square feet of space at our headquarters in Lynbrook, New York on a month to month basis. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2014 and 2017, respectively.

Future minimum annual payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2013	$8,000
2014	$5,000
2015	$4,000
2016	$4,000
2017	$2,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Future Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard on the presentation of comprehensive income. The new standard eliminated the current alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this standard during the first quarter of 2012.

In July 2012, the FASB issued a new standard which amends the guidance on testing indefinite-lived intangible assets, other than goodwill. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining if it is necessary to perform a quantitative assessment and calculate the fair value of the asset. Under the new standard, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not impaired. The new standard is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect a material impact with the adoption of this new standard.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents at December 31, 2012, amounting to approximately $3.4 million, were maintained in bank demand accounts and money market accounts. Our short-term investments of $5.1 million were maintained in certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  We believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on this criteria.

Tabriztchi & Co, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included in Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

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
ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. BioSpecifics Technologies Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.
 Garden City, NY
 March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioSpecifics Technologies Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, BioSpecifics Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders' equity and cash flows of BioSpecifics Technologies Corp. and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.
 Garden City, NY
 March 14, 2013

BioSpecifics Technologies Corp.
Consolidated Balance Sheet

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,383,737	$3,196,831
Short term investments	5,120,000	5,000,000
Accounts receivable, net	5,082,360	3,236,917
Income tax receivable	51,070	244,720
Deferred tax asset	88,910	1,309,801
Prepaid expenses and other current assets	149,724	98,234
Total current assets	13,875,801	13,086,503

Deferred royalty buy-down	2,750,000	1,250,000
Deferred tax assets –long term	1,484,141	1,738,154
Patent costs, net	280,322	190,416

Total assets	18,390,264	16,265,073

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	512,866	601,002
Deferred revenue	133,524	437,099
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	724,528	1,116,239

Deferred revenue - license fees	207,390	276,520

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,625,168 and 6,530,743 shares issued at December 31, 2012 and 2011, respectively	6,625	6,531
Additional paid-in capital	20,688,706	20,049,196
Accumulated deficit	(310,829)	(3,291,904)
Treasury stock, 260,632 and 194,604 shares at cost as of December 31, 2012 and 2011	(2,926,156)	(1,891,509)
Total stockholders' equity	17,458,346	14,872,314

Total liabilities and stockholders’ equity	$18,390,264	$16,265,073

BioSpecifics Technologies Corp.
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Revenues:
Net sales	$18,219	$21,998	$34,508
Royalties	9,155,654	6,314,959	2,320,729
Licensing revenue	1,971,205	5,012,102	3,026,111
Consulting fees	-	46,667	280,000
Total revenues	11,145,078	11,395,726	5,661,348

Costs and expenses:
Research and development	1,249,755	972,078	1,223,931
General and administrative	4,774,828	5,231,881	6,470,449
Total costs and expenses	6,024,583	6,203,959	7,694,380
Operating income (loss)	5,120,495	5,191,767	(2,033,032)

Other income (expense):
Interest income	34,634	55,780	86,310
Other	-	15,823	13,130
Qualifying Therapeutic Discovery Grant	-	-	426,403
	34,634	71,603	525,843

Income (loss) before benefit (expense) for income tax	5,155,129	5,263,370	(1,507,189)
Income tax benefit (expense)	(2,174,054)	1,338,256	(1,351)
Net income (loss)	$2,981,075	$6,601,626	$(1,508,540)

Basic net income (loss) per share	$0.47	$1.04	$(0.24)

Diluted net income (loss) per share	$0.43	$0.95	$(0.24)

Shares used in computation of basic net income (loss) per share	6,351,245	6,340,648	6,261,214
Shares used in computation of diluted net income (loss) per share	6,981,527	6,952,386	6,261,214

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
Cash flows from operating activities:	2012	2011	2010
Net income (loss)	$2,981,075	$6,601,626	$(1,508,540)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,190	50,685	18,949
Stock-based compensation expense	228,485	517,367	1,901,781
Deferred tax assets	1,474,904	(3,047,955)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,845,443)	(1,250,792)	(459,291)
Prepaid expenses and other current assets	142,160	(65,642)	(28,664)
Accounts payable and accrued expenses	(242,233)	(3,009,109)	24,394
Deferred revenue	(372,705)	(483,769)	(831,111)
Net cash provided by (used in) operating activities from continuing operations	2,430,433	(687,589)	(882,482)

Cash flows from investing activities:
Maturities of marketable securities	5,070,000	5,360,970	4,548,541
Purchases of marketable securities	(5,190,000)	(5,000,000)	(5,360,970)
Payment for royalty buy down	(1,500,000)	-	-
Net cash provided by (used in) investing activities from continuing operations	(1,620,000)	360,970	(812,429)

Cash flows from financing activities:
Proceeds from stock option exercises	148,425	82,450	673,375
Repurchases of common stock	(1,034,647)	(739,551)	(458,001)
Excess tax benefits from share-based payment arrangements	262,695	1,709,699	-
Net cash provided by (used in) financing activities from continuing operations	(623,527)	1,052,598	215,374

Increase (decrease) in cash and cash equivalents	186,906	725,979	(1,479,537)
Cash and cash equivalents at beginning of year	3,196,831	2,470,852	3,950,389
Cash and cash equivalents at end of year	$3,383,737	$3,196,831	$2,470,852

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$232,000	$190,000	$9,851

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. As of December 31, 2012 we accrued $179,901 related to this issue of which $64,190, $50,685 and $36,041were amortized in the 2012, 2011 and 2010 periods, respectively. The net patent amortization expense for 2010 was $18,339 due to a reduction of reimbursable patents fees under our agreement with Auxilium from prior periods.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit
Balances - December 31, 2009	6,327,318	$6,327	$15,164,727	$(8,384,990)
Issuance of common stock under stock option plans	118,425	119	673,257	-
Stock compensation expense	-	-	1,901,781	-
Repurchases of common stock	-	-	-	-
Net loss	-	-	-	(1,508,540)
Balances - December 31, 2010	6,445,743	$6,446	$17,739,765	$(9,893,530)
Issuance of common stock under stock option plans	85,000	85	82,365	-
Stock compensation expense	-	-	517,367	-
Repurchases of common stock	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	1,709,699	-
Net profit	-	-	-	6,601,626
Balances - December 31, 2011	6,530,743	$6,531	$20,049,196	$(3,291,904)
Issuance of common stock under stock option plans	94,425	94	148,330	-
Stock compensation expense	-	-	228,485	-
Repurchases of common stock	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	262,695	-
Net profit	-	-	-	2,981,075
Balances - December 31, 2012	6,625,168	$6,625	$20,688,706	$(310,829)

	Treasury Stock	Shareholder Equity Total
Balances - December 31, 2009	$(693,957)	$6,092,107
Issuance of common stock under stock option plans	-	673,376
Stock compensation expense	-	1,901,781
Repurchases of common stock	(458,001)	(458,001)
Net loss	-	(1,508,540)
Balances - December 31, 2010	$(1,151,958)	$6,700,723
Issuance of common stock under stock option plans	-	82,450
Stock compensation expense	-	517,367
Repurchases of common stock	(739,551)	(739,551)
Excess tax benefits from share-based payment arrangements	-	1,709,699
Net profit	-	6,601,626
Balances - December 31, 2011	$(1,891,509)	$14,872,314
Issuance of common stock under stock option plans	-	148,424
Stock compensation expense	-	228,485
Repurchases of common stock	(1,034,647)	(1,034,647)
Excess tax benefits from share-based payment arrangements	-	262,695
Net profit	-	2,981,075
Balances - December 31, 2012	$(2,926,156)	$17,458,346

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. Auxilium has an agreement with Pfizer, Inc. (“Pfizer”) pursuant to which Pfizer has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries until April 24, 2013. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Auxilium has been granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.

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

At December 31, 2012, the accounts receivable balance of $5.1 million was primarily from two customers, comprising of $2.9 million (57% of total) from DFB Biotech, Inc. and $2.1 million (41% of total) from Auxilium Pharmaceutical, Inc.

The Company has been dependent in each year on a two customers who generate almost all its revenues. In the year ended December 31, 2012, the licensing and royalty revenues from Auxilium Pharmaceutical, Inc. were $8.2 million (74% of total) and royalties and consulting revenues from DFB Biotech, Inc. were $2.9 million (26% of total).

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

Receivables, Deferred Revenue and Allowance for Doubtful Accounts

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

Accounts receivable as of December 31, 2012 is approximately $5.1 million, which consists of approximately $2.9 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $2.1 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.3 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX. We recorded no material bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was $30,095 and $30,581, at December 31, 2012 and 2011, respectively.

Reimbursable Third Party Development Costs

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

As of December 31, 2012 our net reimbursable third party patent costs accrual was approximately $0.2 million.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

As of December 31, 2012, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The company granted 15,000 stock options during the 2012 period and none in the 2011 period.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	December 31,
	2012	2011	2010
Research and development	$171,217	$96,849	$109,385
General and administrative	57,268	420,518	1,792,396
Total stock-based compensation expense	$228,485	$517,367	$1,901,781

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Accounting Standards Codification 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”).  Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employee consultants for the years ended December 31, 2012, 2011 and 2010 was $109,479, zero, and $685,096, respectively.

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

As of December 31, 2012, the Company’s capitalized costs related to certain patents paid by Auxilium on behalf of the Company and are reimbursable to Auxilium under the Auxilium Agreement.  These patent costs are creditable against future royalty revenues. At December 31, net patent costs consisted of:

	2012	2011	2010
Patents, net	$280,322	$190,416	$173,443

The amortization expense for patents was $64,190, $50,685 and $36,041, for the years ended December 31, 2012, 2011 and 2010. The net patent amortization expense for 2010 was $18,339 due to a reduction of reimbursable patents fees under the Auxilium Agreement from prior periods. The estimated aggregate amortization expense for each of the next five years is as follows:

2013	$64,000
2014	53,000
2015	25,000
2016	20,000
2017	20,000

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

Future Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard on the presentation of comprehensive income. The new standard eliminated the current alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this standard during the first quarter of 2012.

In July 2012, the FASB issued a new standard which amends the guidance on testing indefinite-lived intangible assets, other than goodwill. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining if it is necessary to perform a quantitative assessment and calculate the fair value of the asset. Under the new standard, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not impaired. The new standard is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect a material impact with the adoption of this new standard.

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

As of December 31, 2012, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2012, 2011 and 2010:

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,383,737	$3,383,737	-	-

Certificates of Deposit	5,120,000	5,120,000	-	-

December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,196,831	$3,196,831	-	-

Certificates of Deposit	5,000,000	5,000,000	-	-

December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,470,852	$2,470,852	-	-

Certificates of Deposit	5,360,970	5,360,970	-	-

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

	2012	2011	2010

Net income (loss) for diluted computation	$2,981,075	$6,601,626	$(1,508,540)

Weighted average shares:
Basic	6,351,245	6,340,648	6,261,214
Effect of dilutive securities:
Stock options	630,282	611,738	-

Diluted	6,981,527	6,952,386	6,261,214

Net income (loss) Per Share:
Basic	$0.47	$1.04	$(0.24)
Diluted	$0.43	$0.95	$(0.24)

For the year ended December 31, 2010, 912,001 of potential common shares were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the Company’s net loss.

5. INVENTORIES, NET

None.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2012	2011	2010
Machinery and equipment	$562,610	$562,610	$562,610
Furniture and fixtures	91,928	91,928	91,928
Leasehold improvements	1,185,059	1,185,059	1,185,059
	1,839,597	1,839,597	1,839,597
Less accumulated depreciation and amortization	(1,839,597)	(1,839,597)	(1,839,597)
	$-	$-	$-

Total depreciation expense amounted to zero for each calendar year 2012, 2011 and 2010, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2012	2011	2010
Trade accounts payable and accrued expenses	$304,635	$407,954	$674,917
Accrued legal and other professional fees	61,147	50,000	77,442
Accrued payroll and related costs	147,084	143,048	140,725
	$512,866	$601,002	$893,084

8. INCOME TAXES

The provision for income taxes consists of the following:

Year ended December 31,

	2012	2011	2010
Current taxes:
Federal	$686,968	$-	$-
State	12,182	3,525	1,351
Total current taxes	699,150	3,525	1,351
Deferred taxes:
Federal	1,134,532	(1,219,190)	-
State	340,372	(122,593)	-
Total deferred taxes	1,474,904	(1,341,783)	-
Total provision for income taxes	$2,174,054	$(1,338,258)	$1,351

The effective income tax rate of the Company differs from the federal statutory tax rate of 34% due to the following items:

Year ended December 31,

	2012	2011	2010
Statutory rate	34.00%	34.0%	34.0%
State income taxes, net of federal income tax benefit	0.16%	7.1%	5.0%
Stock-based compensation	1.51%	4.0%	(42.8)%
Change in effective state tax rate	6.59%	-	-
Other, net	(0.08)%	(5.9)%	21.4%
Increase (decrease) in valuation allowance	-	(64.6)%	(17.6)%
Effective tax rate (benefit)	42.18%	(25.4%)	-

The effective rate reconciliation includes the permanent differences and changes in valuation allowance for windfalls, stock-based compensation, and net operating loss.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

Year ended December 31,

	2012	2011	2010

Tax credit carry forward	$-	$1,027,633	$1,027,633
Deferred revenues	132,514	293,297	466,981
Other	27,322	17,253	-
Options	1,413,214	1,687,780	1,757,303
Net operating loss carry forward	-	21,992	350,617
Net deferred tax assets before valuation allowance	1,573,050	3,047,955	3,602,534
Valuation allowance	-	-	(3,602,534)
Net deferred tax asset	$1,573,050	$3,047,955	$-

Company considers all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. Our valuation allowance as of December 31, 2010 related primarily to Federal Orphan Drug Tax Credit and net operating loss carryforwards. Based on the results of our operations in 2010 and 2011, the growth in the market for XIAFLEX, and the trend in actual and anticipated royalty income, we had determined that it was more likely than not that the benefit of our deferred tax assets would be realized. Consequently, in 2011, we eliminated the valuation allowance of $3.6 million.

Stock-based compensation, recorded in the Company's financial statements is non-deductible for tax purposes and increases the Company's effective tax rate. Deferred tax assets, including those associated with stock based compensation, are reviewed and adjusted for apportionment and potential tax rates changes in various jurisdictions. In 2012, our tax assets related to stock-based compensation decreased by $0.3 million, due to a reduction in our estimated state tax apportionment rate.

Federal and state net operating losses from the exercise of employee stock options are not recorded on the Company's consolidated statements. Federal and state net operating loss carryforwards that result from the exercise of employee stock options are accounted for as a credit to tax assets from stock based compensation and additional paid-in capital if and when realized through a reduction in income taxes payable.  We recognized $0.8 million, $0.7 million and $2.0 million of tax deductible expenses from the exercise of non-qualified or a disqualified disposition of incentive stock options, in 2012, 2011 and 2010 respectively.

In 2012, we used $1.0 million of our Orphan Drug tax credit to reduce our federal income tax payable.  We recognized the tax effect of $0.8 million related to the exercise of nonqualified options in our financial statements, which lowered our taxes payable by $0.3 million, reduced our tax assets related to non-qualified stock options by $32,000 and increased additional paid in capital by $0.3 million.  Additionally, we utilized tax assets from our federal and state net operating loss carryforwards of $16,000 and deferred licensing revenue of $0.1 million to reduce our taxes payable. Because our state net operating losses of $4.2 million exceeded our federal net operating losses of $47,000 we set up a valuation allowance of $0.3 million against our tax asset of our state net operating loss carryforwards.

As of December 31, 2012, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not expect that it would be required to record a liability related to an uncertain tax position.

9. STOCKHOLDERS’ EQUITY

Stock Option Plans

In July 1997, the Company's stockholders approved a stock option plan (the “1997 Plan”) for eligible key employees, directors, independent agents, and consultants who make a significant contribution toward the Company's success and development and to attract and retain qualified employees which expired in July 2007. Under the 1997 Plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 500,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Company’s board of directors, at its discretion, may provide for different vesting schedules. The options expire ten years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 for the 1997 Plan on September 26, 1997 to register these securities. In accordance with terms of the 1997 Plan, no options were granted ten years after the effective date of the 1997 Plan, or July 2007. In July 2007, approximately 231,000 stock options expired unissued, and there are no shares available for grant remaining under the 1997 Plan.  As of December 31, 2012 there were zero options outstanding under the 1997 Plan.

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan”), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. On June 17, 2009, our stockholders approved an amendment to the 2001 Plan to extend the term of the 2001 Plan from April 6, 2011 to April 23, 2019 and to authorize an additional 300,000 shares of our common stock for issuance under the 2001 Plan.  A total of 2,050,000 shares of common stock are now authorized for issuance under the amended 2001 Plan.  The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 for the 2001 Plan on October 5, 2007 and on July 15, 2009 as amended to register these securities. As of December 31, 2012 options to purchase 1,182,000 shares of common stock were outstanding under the 1997 Plan and 2001 Plan, and a total of 254,098 shares remain available for grant under the 2001 Plan.

The summary of the stock options activity is as follows for year ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,261,425	$8.27
2012
Options granted	15,000	$15.75
Options exercised	(94,425)	1.57
Options canceled or expired	--	--
Outstanding at end of year	1,182,000	8.90
Options exercisable at year end	1,102,000	7.90
Shares available for future grant	254,098	--

The following table summarizes information relating to stock options by exercise price at December 31, 2012:

Option Exercise Price	Outstanding Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Option Price
$0.83 - 2.00	497,500	3.10	$1.01	497,500	$1.01
4.00 - 6.00	242,000	4.41	4.69	242,000	4.69
13.00 - 16.00	140,000	5.80	13.75	140,000	13.75
17.00 - 18.99	70,000	5.93	17.69	60,000	17.61
19.00 - 21.00	112,500	5.75	20.57	62,500	20.23
26.00 - 28.00	45,000	6.68	26.43	45,000	26.43
29.00 - 31.00	75,000	6.88	29.53	55,000	29.64
	1,182,000	4.49	$8.90	1,102,000	$7.90

We granted 15,000 stock options during 2012. The weighted-average grant-date fair value for options granted during 2012 was $15.75 per share. During the 2012, 2011 and 2010, $148,425, $82,450 and $673,375 were received from stock options exercised by employees, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 was approximately $8.0 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $14.95 on December 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of December 31, 2012 was approximately $26,000 which we expect to recognize over a weighted-average period of 0.3 years.

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

Rent expense under all operating leases amounted to approximately $135,000, $135,000 and $136,250 for calendar year 2012, 2011 and 2010.

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

12. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2012, 2011 or 2010.

13. SUBSEQUENT EVENTS

In January 2013, Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite by exercising its exclusive option under our development and license agreement. As a result of this exercise, we received a license fee payment of $500,000 from Auxilium.  We paid a portion of this payment to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement described above in the “In-Licensing and Royalty Agreements” section under the heading “Cellulite”. Auxilium’s exercise of this option follows its fourth quarter 2012 announcement of top-line 30-day data from the phase Ib study of XIAFLEX for the potential treatment of adult patients with cellulite, in which all doses of XIAFLEX were generally well-tolerated.  These data support the progression into a phase IIa clinical trial in cellulite, which Auxilium plans to initiate in the second half of 2013.

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission on March 14, 2013.

14. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2012 and 2011. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2012
Net revenues	$2,586,748	$2,601,834	$2,448,225	$3,508,271
Operating profit	1,248,474	1,047,562	779,527	2,044,932
Net income	742,390	666,682	471,047	1,100,956
Basic earnings per share	$0.12	$0.11	$0.07	$0.17
Diluted earnings per share	$0.11	$0.10	$0.07	$0.16

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2011
Net revenues	$1,856,915	$5,008,824	$1,921,395	$2,608,592
Operating profit	135,323	3,320,009	452,100	1,284,335
Net income	3,691,123	2,569,341	268,836	71,326
Basic earnings per share	$0.59	$0.40	$0.04	$0.01

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

10.7*	Cellulite License Agreement dated August 23, 2007 between the Company and the Research Foundation*
10.8*	License Agreement dated March 27, 2010 between the Company and Zachary Gerut, M.D.*
10.9	Form of 1997 Stock Option Plan of Registrant (incorporated by reference as Exhibit 4.1 of the Registrant’s Form S-8 filed with the Commission on September 26, 1997)
10.10	Amended and Restated 2001 Stock Option Plan of Registrant (incorporated by reference to Appendix D of the Registrant’s Schedule14A filed with the Commission on April 30, 2009)
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

10.18
Second Amended and Restated Development and License Agreement, dated as of August 31, 2011, by and between BioSpecifics Technologies Corp. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on September 1, 2011)

10.19
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

Date:  March 14, 2013

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
Date: March 14, 2013

Director
Name: Dr. Paul Gitman
Date: March 14, 2013

/s/ George Gould	Director
Name: George Gould
Date: March 14, 2013

/s/ Henry G. Morgan	Director
Name: Henry G. Morgan
Date: March 14, 2013

/s/ Michael Schamroth	Director
Name: Michael Schamroth
Date: March 14, 2013

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date: March 14, 2013

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 14, 2013