Form 10-Q
period 2013-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2013-05-10
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding May 6, 2013
Common Stock ($.001 par value)	6,346,538

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements – Bingham to Update

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. The forward-looking statements include statements concerning, among other things, the timing of reporting top-line data from BioSpecifics’ phase II clinical trial of XIAFLEX for the treatment of human lipoma and its phase II trial for the treatment of canine lipoma; the timing for Auxilium to initiate a phase II trial of XIAFLEX as a treatment for cellulite; the timing for Auxilium to initiate a next phase trial of XIAFLEX as a treatment for frozen shoulder; and the timing for receiving the final earn-out payments under BioSpecifics’ agreement with DFB Biotech, Inc. and its affiliates.  In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of BioSpecifics’ partner, Auxilium Pharmaceuticals, Inc., and its partners, Asahi Kasei Pharma Corporation and Actelion Pharmaceuticals Ltd., to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma and canine lipoma, all of which will determine the amount of milestone, royalty and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; the timing of results of any clinical trials; the receipt of any applicable milestone payments from Auxilium Pharmaceuticals, Inc.; whether royalty payments BioSpecifics is entitled to receive will exceed set-offs; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2012 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and BioSpecifics assumes no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,248,418	$3,383,737
Short-term investments	4,962,964	5,120,000
Accounts receivable, net	2,910,146	5,082,360
Income tax receivable	51,070	51,070
Deferred tax assets	70,079	88,910
Prepaid expenses and other current assets	363,854	149,724
Total current assets	15,606,531	13,875,801

Deferred royalty buy-down	2,750,000	2,750,000
Deferred tax assets - long term	1,484,141	1,484,141
Patent costs, net	264,241	280,322

Total assets	20,104,913	18,390,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	765,936	512,866
Deferred tax liability	332,924	-
Deferred revenue	105,926	133,524
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	1,282,924	724,528

Long-term deferred revenue	190,108	207,390

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,625,168 shares issued at March 31, 2013 and December 31, 2012, respectively	6,625	6,625
Additional paid-in capital	20,715,106	20,688,706
Retained earnings (deficit)	1,042,255	(310,829)
Treasury stock, 273,724 and 260,632 shares at cost at March 31, 2013 and December 31, 2012, respectively	(3,132,105)	(2,926,156)
Total stockholders' equity	18,631,881	17,458,346

Total liabilities and stockholders’ equity	$20,104,913	$18,390,264

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net sales	$2,243	$7,504
Royalties	3,432,900	1,899,969
Licensing revenues	544,881	679,275
Total Revenues	3,980,024	2,586,748

Costs and expenses:
Research and development	294,874	249,552
General and administrative	1,618,482	1,088,722
Total Cost and Expenses	1,913,356	1,338,274

Operating income	2,066,668	1,248,474

Other income:
Interest income	5,866	9,493

Income before provision for income taxes	2,072,534	1,257,967
Provision for income taxes	(719,450)	(515,577)

Net income	$1,353,084	$742,390

Basic net income per share	$0.21	$0.12
Diluted net income per share	$0.19	$0.11

Shares used in computation of basic net income per share	6,356,954	6,336,503
Shares used in computation of diluted net income per share	6,955,452	6,969,936

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,353,084	$742,390
Other comprehensive income (loss)	-	-
Comprehensive income	$1,353,084	$742,390

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2013	2012
Net income	$1,353,084	$742,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,081	12,945
Stock-based compensation expense	26,400	39,806
Deferred tax assets	18,831	260,413
Changes in operating assets and liabilities:
Accounts receivable	2,172,214	1,389,545
Prepaid expenses and other current assets	(214,129)	(69,095)
Accounts payable and accrued expenses	253,070	1,833,233
Accrued taxes payable	332,924	-
Deferred revenue	(44,881)	(109,275)
Net cash provided by operating activities	3,913,594	4,099,962

Cash flows from investing activities:
Maturity of marketable investments	3,200,000	2,000,000
Purchases of marketable investments	(3,042,964)	(2,000,000)
Payment for royalty buy down	-	(1,500,000)
Net cash provided by (used in) investing activities	157,036	(1,500,000)

Cash flows from financing activities:
Proceeds from stock option exercises	-	78,000
Payments for repurchase of common stock	(205,949)	(198,861)
Excess tax benefits from share-based payment arrangements	-	102,104
Net cash used in in financing activities	(205,949)	(18,757)

Increase in cash and cash equivalents	3,864,681	2,581,205
Cash and cash equivalents at beginning of year	3,383,737	3,196,831
Cash and cash equivalents at end of period	$7,248,418	$5,778,036

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$378,500	-

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the three month period ended March 31, 2013, we accrued approximately $10,000 related to certain patent costs of which we amortized approximately $16,000 in the 2013 period. For the three months ended March 31, 2012, we accrued approximately $15,000 related to these costs of which approximately $12,945 was amortized in the 2012 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy) (the “Auxilium Agreement”). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico. Auxilium has been granted a Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren’s contracture in adults with a palpable cord in Canada.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in August 2013, and we expect to receive our final earn-out payment for Santyl by the end of the year.

Operational Highlights

In March 2013, we announced positive, statistically significant top-line data from the phase IIa study of XIAFLEX for the potential treatment of frozen shoulder (adhesive capsulitis). This open-label, controlled dose-ranging phase IIa study was conducted by Auxilium and was designed to assess the safety and efficacy of XIAFLEX for the treatment of Stage 2 unilateral idiopathic frozen shoulder in comparison to an exercise-only control group. The data from this phase IIa study support the progression into the next stage of development, which Auxilium plans to initiate in the second half of 2013.

In February 2013, we announced that The Journal of Urology had electronically published on its website the uncorrected proof of Auxilium’s phase II clinical program, which assessed XIAFLEX for the potential treatment of Peyronie’s disease. The manuscript is currently scheduled to appear in print in the July 2013 print version of The Journal of Urology.

In January 2013, Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite by exercising its exclusive option under our development and license agreement. As a result of this exercise, we received a license fee payment of $500,000 from Auxilium.  We paid a portion of this payment to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement. Auxilium’s exercise of this option followed its fourth quarter 2012 announcement of top-line 30-day data from the phase Ib study of XIAFLEX for the potential treatment of adult patients with cellulite, in which all doses of XIAFLEX were generally well-tolerated.  These data support the progression into a phase IIa clinical trial in cellulite, which Auxilium plans to initiate in the second half of 2013.

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

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

At March 31, 2013, the accounts receivable balance of $2.9 million was primarily from two customers, comprising of $1.9 million (66% of total) from Auxilium and $1.0 million (34% of total) from DFB.

The Company has been dependent in each year on two customers who generate almost all its revenues. In the quarter ended March 31, 2013, the licensing and royalty revenues from Auxilium were $2.9 million (74% of total) and royalty revenues from DFB were $1.0 million (26% of total).

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

Receivables, Deferred Revenue and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from our two large pharmaceutical customers.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  We provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

At March 31, 2013, the accounts receivable balance of $2.9 million was primarily from two customers, comprised of $1.9 million from Auxilium and $1.0 million from DFB.

Deferred revenue of $0.3 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

We recorded no material bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was approximately $30,000 at March 31, 2013 and 2012.

Reimbursable Third Party Development Costs

We accrue patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2013 our net reimbursable third party patent costs accrual was approximately $10,000.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

As of March 31, 2013, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

Stock-Based Compensation

The Company has two stock-based compensation plans in effect. Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and common stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The Company did not grant stock options during the three month period ended March 31, 2013.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$13,200	$22,138
General and administrative	13,200	17,668
Total stock-based compensation expense	$26,400	$39,806

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2013 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price
Outstanding as of December 31, 2012	1,182,000	$8.90
Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding as of March 31, 2013	1,182,000	$8.90
Exercisable as of March 31, 2013	1,152,000	$8.47

During the three months ended March 31, 2013 and 2012, zero and $78,000, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2013 was approximately $9.9 million. Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $17.05 on March 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to stock options outstanding as of March 31, 2013 was approximately $26,400, which we expect to recognize over a weighted-average period of three months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease.

Provision for Income Taxes

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

	Three Months Ended March 31,
	2013	2012
Stock options	598,498	633,433

4. COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2013 and 2012, we had no components of other comprehensive income or loss other than net income itself.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Trade accounts payable and accrued expenses	$587,158	$304,635
Accrued legal and other professional fees	21,572	61,147
Accrued payroll and related costs	157,206	147,084
Total	$765,936	$512,866

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 2 to 14 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2013, the Company’s capitalized costs related to certain patent costs paid by Auxilium on behalf of the Company, which are reimbursable to Auxilium under the Auxilium Agreement.  These patent costs are creditable against future royalty revenues. For each period presented below net patent costs consisted of:

	March 31,	December 31,
	2013	2012
Patents	$472,375	$472,375
Accumulated Amortization	(208,134)	(192,053)
	$264,241	$280,322

The amortization expense for patents for the three months ended March 31, 2013 was approximately $16,081. In the comparable period of 2012, the amortization expense for patents was approximately $12,945. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2013	$48,000
2014	53,000
2015	25,000
2016	20,000
2017	20,000

7. PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company's deferred tax assets pursuant to Accounting Standards Codification 740-10-50 consist of stock-based compensation and deferred revenues. For the three month period ended March 31, 2013, the provision for income taxes was $0.7 million.  For the three month period ended March 31, 2013, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of March 31, 2013, our remaining deferred tax assets were approximately $1.6 million.

For the three month period ended March 31, 2012, the provision for income taxes was $0.5 million, primarily a non-cash charge. For the three month period ended March 31, 2012, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of March 31, 2012, our remaining deferred tax assets decreased by $0.3 million to approximately $2.8 million.

8. RELATED PARTY TRANSACTIONS

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

9. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on May 10, 2013.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report and is qualified by reference to them.

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

Pursuant to the DFB Agreement, we continue to receive earn-out payments based on the sales of Santyl.  Our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in August 2013, and we expect to receive our final earn-out payment for Santyl by the end of the year.

Operational Highlights

In March 2013, we announced positive, statistically significant top-line data from the phase IIa study of XIAFLEX for the potential treatment of frozen shoulder (adhesive capsulitis). This open-label, controlled dose-ranging phase IIa study was conducted by Auxilium and was designed to assess the safety and efficacy of XIAFLEX for the treatment of Stage 2 unilateral idiopathic frozen shoulder in comparison to an exercise-only control group. The data from this phase IIa study support the progression into the next stage of development, which Auxilium plans to initiate in the second half of 2013.

In February 2013, we announced that The Journal of Urology had electronically published on its website the uncorrected proof of Auxilium’s phase II clinical program, which assessed XIAFLEX for the potential treatment of Peyronie’s disease. The manuscript is currently scheduled to appear in print in the July 2013 print version of The Journal of Urology.

In January 2013, Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of adult patients with cellulite by exercising its exclusive option under our development and license agreement. As a result of this exercise, we received a license fee payment of $500,000 from Auxilium.  We paid a portion of this payment to the Research Foundation of the State University of New York at Stony Brook pursuant to the terms of our in-licensing agreement. Auxilium’s exercise of this option followed its fourth quarter 2012 announcement of top-line 30-day data from the phase Ib study of XIAFLEX for the potential treatment of adult patients with cellulite, in which all doses of XIAFLEX were generally well-tolerated.  These data support the progression into a phase IIa clinical trial in cellulite, which Auxilium plans to initiate in the second half of 2013.

Outlook

Currently, we generate revenue from two primary sources: in connection with the DFB Agreement and in connection with the Auxilium Agreement.  Under the DFB Agreement, our right to receive earn-out payments with respect to the marketed topical product sold to DFB expires in August 2013, and we expect to receive our final earn-out payment for Santyl by the end of the year.  Under the Auxilium Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX as described above.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2012 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between various deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period.

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

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up on the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Auxilium provides the written reports and related information to us, that is, royalty and mark-up on cost of goods sold revenues are generally recognized one quarter following the quarter in which the underlying sales by Auxilium occurred. The royalties payable by Auxilium to us are subject to set-off for certain patent costs.

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we have the right to receive earn-out payments in the future based on sales of certain products.  Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. Currently, DFB is providing us earn-out reports on a quarterly basis. We expect to receive the final earn-out payment under the DFB Agreement at the end of 2013.

Reimbursable Third Party Development Costs. We accrue patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2013 our net reimbursable third party patent costs accrual was approximately $10,000.

Receivables and Deferred Revenue. Accounts receivable as of March 31, 2013 is approximately $2.9 million, which consists of approximately $1.0 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.9 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.3 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

Royalty Buy-Down. On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments payable upon the occurrence of a milestone event.

As of March 31, 2013, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended March 31, 2013 and 2012 product revenues were $2,243 and $7,504, respectively. This decrease was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the three month period ended March 31, 2013 were $3.4 million as compared to $1.9 million in the 2012 period, an increase of $1.5 million or 81%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $2.4 million for the 2013 period compared to $1.6 million in the 2012 period. The increase of $0.8 million was due to increased net sales of XIAFLEX during 2013 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $1.0 million for the three months ended March 31, 2013 as compared to $0.3 in the 2012 period. The increase of $0.7 million was due to increased net sales of Santyl during 2013 reported to us by DFB. DFB’s Santyl assets were purchased by Smith & Nephew plc at the end of the fourth quarter of 2012.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. Certain licensing fees recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. For the three months ended March 31, 2013, we recognized total licensing revenue of approximately $0.5 million as compared to $0.7 million in the 2012 period. In the 2013 period, licensing fees recognized of $0.5 million were related to the exercise by Auxilium of its exclusive option to expand the field of its license for injectable collagenase to include the potential treatment of adult patients with edematous fibrosclerotic panniculopathy, commonly known as cellulite. License fees recognized related to development were $44,881 as compared to $109,275 in the comparable period of 2012. Sublicensing fees recognized in 2013 were zero and $570,000 in the comparable period of 2012. In the 2012 period, sublicensing fees recognized were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $294,875 and $249,552, respectively, for the three months ended March 31, 2013 and 2012, representing an increase in 2013 of $45,323, or 18%. This increase in research and development expenses was primarily due to expenses related to our clinical development and research programs.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We have completed enrollment for this study, and top-line data is expected in the second half of 2013.

Also, we have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipomas. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We have completed enrollment for this study, and top-line data is expected in the second half of 2013.

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Program
Canine Lipoma	$90,071	$82,291
Human Lipoma	43,837	28,278

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, an increase of approximately $0.5 million, or 49%, from 2012. The increase in general and administrative expenses was due to increased third party licensing and royalty fees, legal fees, investor relations and consulting services.

Other Income and expense

Other income for the three months ended March 31, 2013 was $5,866 compared to $9,493 in the 2012 period. Other income in both periods consisted of interest earned on our investments.

Provision for Income Taxes

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

For the three month period ended March 31, 2013 our provision for income taxes was $0.7 million. The provision for income taxes for the three month period ended March 31, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. For the three month period ended March 31, 2013, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of March 31, 2013, our remaining deferred tax assets were approximately $1.6 million.

For the three month period ended March 31, 2012 our provision for income taxes was $0.5 million, primarily a non-cash charge. Our provision for income taxes for the three month period ended March 31, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the three month period ended March 31, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of March 31, 2012, our remaining deferred tax assets decreased by $0.3 million to approximately $2.8 million.

Net Income

For the three months ended March 31, 2013 we recorded net income of $1.4 million, or $0.21 per basic common share and $0.19 per diluted common share, compared to a net income of $0.7 million, or $0.12 per basic and $0.11 per diluted common share, for the same period in 2012.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2013 and December 31, 2012, we had cash and cash equivalents and investments in the aggregate of approximately $12.2 million and $8.5 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2013 was $3.9 million as compared to $4.1 million for the same period in 2012. Cash provided by operations in the 2013 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and licensing fees, milestones, royalties and mark-up on cost goods sold revenues under the Auxilium Agreement. Cash provided by operations in the 2012 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and sublicensing fees, royalties and mark-up on cost goods sold revenues under the Auxilium Agreement.

Net cash provided by investing activities for the three months ended March 31, 2013 was $0.2 million as compared to net cash used in investing activities of $1.5 million for the 2012 period. The net cash provided by investing activities in the 2013 period reflects the maturing of investments of $3.2 million and reinvestment of $3.0 million in marketable securities. The net cash used in investing activities in the 2012 reflects the maturing and reinvestment of $2.0 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million.

Net cash used in financing activities for the three months ended March 31, 2013 was $0.2 million as compared $18,757 in the compared period of 2012. In the 2013 period, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program. In 2012, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program during the period partially offset by excess tax benefits related to share-based payments and proceeds received from stock option exercises.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at March 31, 2013, amounting to approximately $12.2 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2013, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
				$1,672,146
January 1, 2013 – January 31, 2013	6,271	$15.15	135,636	$1,577,114
February 1, 2013 – February 28, 2013	3,615	$15.83	139,251	$1,519,874
March 1, 2013 – March 31, 2013	3,206	$16.74	142,457	$1,466,196

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

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

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May10, 2013	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer