Form 10-Q
period 2013-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2013-11-12
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding November 7, 2013
Common Stock ($.001 par value)	6,337,968

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements – Bingham to Update

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. The forward-looking statements include statements concerning, among other things, the timing of reporting top-line data from Auxilium Pharmaceuticals, Inc.’s phase 2a study of XIAFLEX for the treatment of cellulite and from BioSpecifics’ phase II clinical trial of XIAFLEX for the treatment of human lipoma and its placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of canine lipoma.  In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Auxilium Pharmaceuticals, Inc. and its partners to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, the initiation and outcome of clinical trials for, and the potential of XIAFLEX to be used in, additional indications; the timing of results of any clinical trials; the uncertainties inherent in the initiation of future clinical trials; the receipt of any applicable milestone payments from Auxilium Pharmaceuticals, Inc.; whether royalty payments BioSpecifics is entitled to receive will exceed set-offs; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2012, its Quarterly Reports on Form 10-Q for the first and second quarters of 2013 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and BioSpecifics assumes no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,606,978	$3,383,737
Short-term investments	6,726,964	5,120,000
Accounts receivable, net	5,044,682	5,082,360
Income tax receivable	51,070	51,070
Deferred tax assets	83,785	88,910
Prepaid expenses and other current assets	444,440	149,724
Total current assets	16,957,919	13,875,801

Deferred royalty buy-down	2,750,000	2,750,000
Deferred tax assets - long term	1,412,870	1,484,141
Patent costs, net	232,080	280,322

Total assets	21,352,869	18,390,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	538,870	512,866
Deferred tax liability	60,200	-
Deferred revenue	69,130	133,524
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	746,338	724,528

Long-term deferred revenue	155,543	207,390

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,635,168 and 6,625,168 shares issued at September 30, 2013 and December 31, 2012, respectively	6,635	6,625
Additional paid-in capital	20,729,345	20,688,706
Retained earnings (deficit)	3,249,216	(310,829)
Treasury stock, 297,200 and 260,632 shares at cost at September 30, 2013 and December 31, 2012, respectively	(3,534,208)	(2,926,156)
Total stockholders' equity	20,450,988	17,458,346

Total liabilities and stockholders’ equity	$21,352,869	$18,390,264

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net sales	$2,651	$3,378	$32,394	$12,128
Royalties	3,087,491	2,307,073	9,717,994	6,698,355
Licensing revenues	54,981	137,774	644,742	926,324
Total Revenues	3,145,123	2,448,225	10,395,130	7,636,807

Costs and expenses:
Research and development	346,768	293,221	1,111,686	947,119
General and administrative	1,059,854	1,375,477	3,914,590	3,614,125
Total Cost and Expenses	1,406,622	1,668,698	5,026,276	4,561,244

Operating income	1,738,501	779,527	5,368,854	3,075,563

Other income (expense):
Interest income	7,134	8,292	19,510	27,556

Income before expense for income tax	1,745,635	787,819	5,388,364	3,103,119
Income tax benefit (expense)	(566,860)	(316,772)	(1,828,319)	(1,223,000)

Net income	$1,178,775	$471,047	$3,560,045	$1,880,119

Basic net income per share	$0.19	$0.07	$0.56	$0.30
Diluted net income per share	$0.17	$0.07	$0.51	$0.27

Shares used in computation of basic net income per share	6,338,901	6,343,210	6,346,978	6,341,031
Shares used in computation of diluted net income per share	6,924,363	6,961,652	6,9164,485	6,985,290

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,178,775	$471,047	$3,560,045	$1,880,119
Other comprehensive income (loss)	-	-	-	-
Comprehensive income	$1,178,775	$471,047	$3,560,045	$1,880,119

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
Cash flows from operating activities:	2013	2012
Net income	$3,560,045	$1,880,119
Adjustments to reconcile net income to net cash provided By operating activities:
Depreciation and amortization	48,242	43,529
Stock-based compensation expense	106,621	202,085
Deferred tax assets	424	619,410
Changes in operating assets and liabilities:
Accounts receivable	37,678	31,523
Prepaid expenses and other current assets	(294,715)	110,655
Accounts payable and accrued expenses	86,204	15,607
Deferred revenue	(116,242)	(327,824)
Net cash provided by operating activities	3,428,257	2,575,104

Cash flows from investing activities:
Maturity of marketable investments	7,790,000	5,000,000
Purchases of marketable investments	(9,396,964)	(5,190,000)
Payment for royalty buy down	-	(1,500,000)
Net cash used in investing activities	(1,606,964)	(1,690,000)

Cash flows from financing activities:
Proceeds from stock option exercises	10,000	148,425
Payments for repurchase of common stock	(608,052)	(674,501)
Excess tax benefits from share-based payment arrangements	-	268,001
Net cash used in in financing activities	(598,052)	(258,075)

Increase in cash and cash equivalents	1,223,241	627,029
Cash and cash equivalents at beginning of year	3,383,737	3,196,831
Cash and cash equivalents at end of period	$4,606,978	$3,823,860

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$1,778,500	$162,000

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the nine month period ended September 30, 2013, we accrued approximately $45,000 related to certain patent costs of which we amortized approximately $48,000 in the 2013 period. For the nine months ended September 30, 2012, we accrued approximately $64,000 related to these costs of which approximately $44,000 was amortized in the 2012 period.

Our deferred tax assets and additional paid in capital decreased by approximately $75,000 as a result of the cancelation of 15,000 stock options.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum or “CCH”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy) (the “Auxilium Agreement”). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. XIAFLEX is currently marketed in the U.S. for the treatment of adult Dupuytren’s contracture with a palpable cord in the palm by Auxilium and marketed in Europe and approved in Canada. Swedish Orphan Biovitrum AB (“Sobi”) has marketing rights for XIAPEX® (the EU trade name for CCH) for the treatment of Dupuytren's contracture and Peyronie's disease in 71 Eurasian and African countries. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we had the right to receive earn-out payments based on the sales of Santyl.  This right to receive payments on Santyl sales expired in August 2013.

Operational Highlights

On October 23, 2013, we announced that our partner Auxilium had dosed the first patient in its Phase 2a study of XIAFLEX for the treatment of cellulite (edematous fibrosclerotic panniculopathy). Topline results from the study are expected in the first quarter of 2015. As reported by Auxilium, the phase 2a study is a randomized, double-blind multiple-dose study expected to enroll approximately 144 women between the ages of 18 and 45 in the U.S. Patients will be evaluated for treatment efficacy by investigator and patient assessments, as well as 3-D photographic imaging techniques. The study will be conducted in two stages and safety will be evaluated through the collection of adverse events. If the safety and local tolerability profile from the first stage has been found to be acceptable, subjects will be enrolled in stage 2. There are currently no FDA approved pharmaceutical therapies indicated for cellulite. XIAFLEX treatment is intended to target and lyse, or break, those collagen tethers that cause the skin dimpling associated with cellulite with the goal of releasing the dimpling and potentially resulting in smoothing of the skin.

On October 7, 2013, we announced that data from multiple trials evaluating the use of XIAFLEX in adult patients with Dupuytren’s contracture with a palpable cord were presented by our partner Auxilium at the 68th Annual Meeting of the American Society for Surgery of the Hand (“ASSH”) that took place in San Francisco, California, on October 3 – 5, 2013. Auxilium presented results at ASSH from Year 4 of the Collagenase Optimal Reduction of Dupuytren's - Long-term Evaluation of Success Study ("CORDLESS"). CORDLESS is a five-year observational study designed to assess the rates of recurrence following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. These data indicated that 57.9 percent of patients previously successfully treated with XIAFLEX did not experience disease recurrence based on the study's definition of recurrence, which is a 20 degree change of contracture with a palpable cord, or the joint undergoing medical or surgical intervention. Of the 623 joints assessed, only 12.8 percent of those joints received medical or surgical intervention through Year 4 and of these patients, most were retreated with XIAFLEX. The data also reveal no new long-term adverse events. Of the 86 serious AEs reported through four years of follow-up, only one was considered related to XIAFLEX (decrease in ring finger circumference due to Dupuytren's contracture resolution).

On August 28, 2013, Auxilium announced that the U.S. Food and Drug Administration ("FDA") had notified Auxilium that the FDA was extending the Prescription Drug User Fee Act ("PDUFA") goal date for Auxilium’s supplemental biologics license application for XIAFLEX for the treatment of Peyronie's disease from September 6, 2013 to December 6, 2013.  During the course of recent product label discussions, Auxilium submitted revisions regarding its proposed Risk Evaluation and Mitigation Strategy (REMS) program and other aspects related to the proposed label. The FDA determined that this submission qualified as a major amendment filed during the final three months of the review and extended the PDUFA goal date to December 6, 2013.  The FDA has not requested that any additional clinical studies be performed prior to the revised PDUFA action date.

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

On July 16, 2013, Auxilium announced that it has entered into a long-term collaboration with Sobi for the development, supply and commercialization of XIAPEX for the treatment of Dupuytren's contracture.  In addition, Auxilium stated that work is on-going to file for approval of XIAPEX for the treatment of Peyronie's disease in the EU. Under the terms of the collaboration agreement, Sobi will receive exclusive rights to commercialize XIAPEX for Dupuytren’s contracture and Peyronie’s disease, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries.  Since 2011, XIAPEX has been approved for the treatment of Dupuytren's contracture in 28 EU member countries, Switzerland, and Norway.  Sobi, via its Partner Products business unit, will be primarily responsible for the applicable regulatory, clinical and commercialization activities for XIAPEX in Dupuytren's contracture and Peyronie's disease in these countries.

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

The information included in this Report should be read in conjunction with our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

At September 30, 2013, the accounts receivable balance of $5.0 million was primarily from two customers, comprised of $3.5 million (70% of total) from DFB and $1.5 million (30% of total) from Auxilium.

The Company has been dependent in each year on two customers who generate almost all its revenues. In the quarter ended September 30, 2013, the licensing and royalty revenues from Auxilium were $2.1 million (68% of total) and royalty revenues from DFB were $1.0 million (32% of total).

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

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we had the right to receive earn-out payments in the future based on sales of certain products. This right to receive payments on Santyl sales expired in August 2013. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product.

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

At September 30, 2013, the accounts receivable balance of $5.0 million was primarily from two customers, comprised of $3.5 million from DFB and $1.5 million from Auxilium.

Deferred revenue of $0.2 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

We recorded no material bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was approximately $30,000 at September 30, 2013 and 2012.

Reimbursable Third Party Development Costs

We accrue patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of September 30, 2013 our net reimbursable third party patent costs accrual was approximately $45,000.

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

As of September 30, 2013, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. We granted to one of the members of our Board of Directors 15,000 stock options, valued at approximately $78,000, during the three month period ended September 30, 2013. We used the Black-Scholes valuation model to estimate the value of options using 33% volatility, a risk free rate of 1.73% and average exercise period of five years.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$-	$13,200	$92,249	$158,017
General and administrative	1,172	13,200	14,372	44,068
Total stock-based compensation expense	$1,172	$26,400	$106,622	$202,085

Stock Option Activity

A summary of our stock option activity during the nine months ended September 30, 2013 is presented below:

	Total Number	Weighted-Average
Options	of Shares	Exercise Price
Outstanding as of December 31, 2012	1,182,000	$8.90
Granted	30,000	16.88
Forfeited	(15,000)	30.79
Exercised	(10,000)	1.00
Expired	-	-
Outstanding as of September 30, 2013	1,187,000	$8.89
Exercisable as of September 30, 2013	1,152,000	$8.42

During the nine months ended September 30, 2013 and 2012, $10,000 and $148,425, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2013 was approximately $8.2 million. Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $19.47 on September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $77,000 in unrecognized compensation cost related to stock options outstanding as of September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	585,462	618,442	569,507	644,259

4. COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2013 and 2012, we had no components of other comprehensive income or loss other than net income itself.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Trade accounts payable and accrued expenses	$300,683	$ $ 304,635
Accrued legal and other professional fees	74,904	61,147
Accrued payroll and related costs	163,283	147,084
Total	$538,870	$512,866

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 2 to 14 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of September 30, 2013, the Company’s capitalized costs related to certain patent costs paid by Auxilium on behalf of the Company, which are reimbursable to Auxilium under the Auxilium Agreement.  These patent costs are creditable against future royalty revenues. For each period presented below net patent costs consisted of:

	September 30,	December 31,
	2013	2012
Patents	$472,375	$472,375
Accumulated Amortization	(240,295)	(192,053)
	$232,080	$280,322

The amortization expense for patents for the nine months ended September 30, 2013 was approximately $48,000. In the comparable period of 2012, the amortization expense for patents was approximately $44,000. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2014	$53,000
2015	25,000
2016	20,000
2017	20,000
2018	20,000

7. PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company's deferred tax assets pursuant to Accounting Standards Codification 740-10-50 consist of stock-based compensation and deferred revenues. For the nine month period ended September 30, 2013, the provision for income taxes was $1.8 million.  For the nine month period ended September 30, 2013, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of September 30, 2013, our remaining deferred tax assets were approximately $1.5 million.

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

8. RELATED PARTY TRANSACTIONS

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563.  As previously reported, our previous lease for our headquarters terminated on June 30, 2010.  Our subsidiary, ABC-NY (together with the Company, the “Tenant”) and Wilbur St. Corp. (the “Landlord”) were parties to a lease agreement initially dated as of January 30, 1998 and modified as of June 24, 2009 (the “Lease Agreement”), pursuant to which the Landlord leased to the Tenant the premises located at 35 Wilbur Street, Lynbrook, NY 11563 (the “Premises”) until June 30, 2010 and for a monthly rental price of $11,250 plus utilities and real estate taxes.  Following the expiration of the Lease Agreement, the Tenant continued to lease the Premises from the Landlord on a month-to-month basis. We notified the Landlord of our termination of the Lease Agreement effective March 31, 2011, but have continued to hold over in the Premises.

9. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on November 12, 2013.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX® (collagenase clostridium histolyticum or “CCH”)) for clinical indications in Dupuytren’s contracture, Peyronie’s disease, frozen shoulder (adhesive capsulitis) and cellulite (edematous fibrosclerotic panniculopathy) (the “Auxilium Agreement”). Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. XIAFLEX is currently marketed in the U.S. for the treatment of adult Dupuytren’s contracture with a palpable cord in the palm by Auxilium and marketed in Europe and approved in Canada. Swedish Orphan Biovitrum AB (“Sobi”) has marketing rights for XIAPEX® (the EU trade name for CCH) for the treatment of Dupuytren's contracture and Peyronie's disease in 71 Eurasian and African countries. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Pursuant to a March 2006 agreement (the “DFB Agreement”) between the Company and DFB Biotech, Inc. (“DFB”), we had the right to receive earn-out payments based on the sales of Santyl.  This right to receive payments on Santyl sales expired in August 2013.

Operational Highlights

On October 23, 2013, we announced that our partner Auxilium had dosed the first patient in its Phase 2a study of XIAFLEX for the treatment of cellulite (edematous fibrosclerotic panniculopathy). Topline results from the study are expected in the first quarter of 2015. As reported by Auxilium, the phase 2a study is a randomized, double-blind multiple-dose study expected to enroll approximately 144 women between the ages of 18 and 45 in the U.S. Patients will be evaluated for treatment efficacy by investigator and patient assessments, as well as 3-D photographic imaging techniques. The study will be conducted in two stages and safety will be evaluated through the collection of adverse events. If the safety and local tolerability profile from the first stage has been found to be acceptable, subjects will be enrolled in stage 2. There are currently no FDA approved pharmaceutical therapies indicated for cellulite. XIAFLEX treatment is intended to target and lyse, or break, those collagen tethers that cause the skin dimpling associated with cellulite with the goal of releasing the dimpling and potentially resulting in smoothing of the skin.

On October 7, 2013, we announced that data from multiple trials evaluating the use of XIAFLEX in adult patients with Dupuytren’s contracture with a palpable cord were presented by our partner Auxilium at the 68th Annual Meeting of the American Society for Surgery of the Hand (“ASSH”) that took place in San Francisco, California, on October 3 – 5, 2013. Auxilium presented results at ASSH from Year 4 of the Collagenase Optimal Reduction of Dupuytren's - Long-term Evaluation of Success Study ("CORDLESS"). CORDLESS is a five-year observational study designed to assess the rates of recurrence following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. These data indicated that 57.9 percent of patients previously successfully treated with XIAFLEX did not experience disease recurrence based on the study's definition of recurrence, which is a 20 degree change of contracture with a palpable cord, or the joint undergoing medical or surgical intervention. Of the 623 joints assessed, only 12.8 percent of those joints received medical or surgical intervention through Year 4 and of these patients, most were retreated with XIAFLEX. The data also reveal no new long-term adverse events. Of the 86 serious AEs reported through four years of follow-up, only one was considered related to XIAFLEX (decrease in ring finger circumference due to Dupuytren's contracture resolution).

On August 28, 2013, Auxilium announced that the U.S. Food and Drug Administration ("FDA") had notified Auxilium that the FDA was extending the Prescription Drug User Fee Act ("PDUFA") goal date for Auxilium’s supplemental biologics license application for XIAFLEX for the treatment of Peyronie's disease from September 6, 2013 to December 6, 2013.  During the course of recent product label discussions, Auxilium submitted revisions regarding its proposed Risk Evaluation and Mitigation Strategy (REMS) program and other aspects related to the proposed label. The FDA determined that this submission qualified as a major amendment filed during the final three months of the review and extended the PDUFA goal date to December 6, 2013.  The FDA has not requested that any additional clinical studies be performed prior to the revised PDUFA action date.

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

On July 16, 2013, Auxilium announced that it has entered into a long-term collaboration with Sobi for the development, supply and commercialization of XIAPEX for the treatment of Dupuytren's contracture.  In addition, Auxilium stated that work is on-going to file for approval of XIAPEX for the treatment of Peyronie's disease in the EU. Under the terms of the collaboration agreement, Sobi will receive exclusive rights to commercialize XIAPEX for Dupuytren’s contracture and Peyronie’s disease, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries.  Since 2011, XIAPEX has been approved for the treatment of Dupuytren's contracture in 28 EU member countries, Switzerland, and Norway.  Sobi, via its Partner Products business unit, will be primarily responsible for the applicable regulatory, clinical and commercialization activities for XIAPEX in Dupuytren's contracture and Peyronie's disease in these countries.

Outlook

For the quarter ended September 30, 2013, we generated revenue from two primary sources: in connection with the DFB Agreement and in connection with the Auxilium Agreement.  Under the DFB Agreement, our right to receive earn-out payments with respect to sales of Santyl sold to DFB expired in August 2013.  Under the Auxilium Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX as described above.

Beginning in the fourth quarter of 2013, we expect to generate revenue from one primary source: in connection with the Auxilium Agreement.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2012 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements for the periods ended March 31, 2013 and June 30, 2013 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2013 and August 9, 2013, respectively, and the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2013. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we had the right to receive earn-out payments based on sales of certain products. This right to receive payments on Santyl sales expired in August 2013. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB has sold the royalty-bearing product. DFB has provided us earn-out reports on a quarterly basis. BioSpecifics has now recognized all income from the Santyl sales under the DFB agreement, and expects to receive the corresponding cash payment, the income recognized in 2013, in March 2014.

Reimbursable Third Party Development Costs. We accrue patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of September 30, 2013 our net reimbursable third party patent costs accrual was approximately $45,000.

Receivables and Deferred Revenue. Accounts receivable as of September 30, 2013 is approximately $5.0 million, which consists of approximately $3.5 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.2 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

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

As of September 30, 2013, we have capitalized $2.75 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended September 30, 2013 and 2012 product revenues were $2,651 and $3,378, respectively. This decrease was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the three month period ended September 30, 2013 were $3.1 million as compared to $2.3 million in the 2012 period, an increase of $0.8 million or 34%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $2.1 million for the 2013 period compared to $1.5 million in the 2012 period. The increase of $0.6 million was due to increased net sales of XIAFLEX during 2013 reported to us by Auxilium.

Under the earn-out payment provision of the DFB Agreement, we had the right to receive earn-out revenues from DFB after certain net sales levels were achieved. This right to receive payments on Santyl sales expired in August 2013. Revenues recognized under the DFB Agreement were $1.0 million for the three months ended September 30, 2013 as compared to $0.8 million in the 2012 period. The increase of $0.2 million was due to increased net sales of Santyl during 2013 reported to us by DFB. We have now recognized all income from the Santyl sales under the DFB agreement, and expect to receive the corresponding cash payment, the income recognized in 2013, in March 2014.  DFB’s Santyl assets were purchased by Smith & Nephew plc at the end of the fourth quarter of 2012.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three months ended September 30, 2013 and 2012, we recognized total licensing and milestone revenue of approximately $54,981 and $137,774, respectively. Certain licensing fees recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. For the three months ended September 30, 2013, we recognized total licensing revenue related to the development of XIAFLEX of approximately $26,481 as compared to $109,275 in the 2012 period. Milestone revenue recognized for the three months ended September 30, 2013 and 2012 was $28,500 in each period. The $28,500 milestone revenue recognized in the 2013 period related to product approval for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Australia granted to Actelion. The $28,500 milestone revenue recognized in the 2012 period related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Actelion.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $346,768 and $293,221, respectively, for the three months ended September 30, 2013 and 2012, representing an increase in 2013 of $53,547, or 18%. This increase in research and development expenses was primarily due to expenses related to our clinical development and research programs.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We have completed enrollment for this study, and top-line data is expected in the fourth quarter of 2013.

Also, we have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipomas. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We have completed enrollment for this study, and top-line data is expected in the fourth quarter of 2013.

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Program
Canine Lipoma	$79,482	$122,638
Human Lipoma	$152,229	$26,758

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.1 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of approximately $0.3 million, or 23%, from 2012. The decrease in general and administrative expenses was due to lower legal and consulting services partially offset by investor relations, professional fees and third party royalty fees.

Other Income and expense

Other income for the three months ended September 30, 2013 was $7,134 compared to $8,292 in the 2012 period. Other income in both periods consisted of interest earned on our investments.

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

For the three month period ended September 30, 2013 our provision for income taxes was $0.6 million. The provision for income taxes for the three month period ended September 30, 2013 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. For the three month period ended September, 2013, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of September 30, 2013, our remaining deferred tax assets were approximately $1.5 million.

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

Net Income

For the three months ended September 30, 2013 we recorded net income of $1.2 million, or $0.19 per basic common share and $0.17 per diluted common share, compared to a net income of $0.5 million, or $0.07 per basic and diluted common share, for the same period in 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the nine months ended September 30, 2013 and 2012 product revenues were $32,394 and $12,128, respectively. This increase was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for the nine month period ended September 30, 2013 were $9.7 million as compared to $6.7 million in the 2012 period, an increase of $3.0 million or 45%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $6.2 million for the 2013 period compared to $4.6 million in the 2012 period. The increase of $1.6 million was due to increased net sales of XIAFLEX during 2013 reported to us by Auxilium.

Under the earn-out payment provision of the DFB Agreement, we had the right to receive earn-out revenues from DFB after certain net sales levels were achieved. This right to receive payments on Santyl sales expired in August 2013. Revenues recognized under the DFB Agreement were $3.5 million for the nine months ended September 30, 2013 as compared to $2.1 in the 2012 period. The increase of $1.4 million was due to increased net sales of Santyl during 2013 reported to us by DFB. We have now recognized all income from the Santyl sales under the DFB agreement, and expect to receive the corresponding cash payment of $3.5 million, the income recognized in 2013, in March 2014.  DFB’s Santyl assets were purchased by Smith & Nephew plc at the end of the fourth quarter of 2012.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. Certain licensing fees recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. For the nine months ended September 30, 2013, we recognized total licensing revenue of approximately $0.6 million as compared to $0.9 million in the 2012 period. In the 2013 period, licensing fees recognized of $0.5 million were related to the exercise by Auxilium of its exclusive option to expand the field of its license for injectable collagenase to include the potential treatment of adult patients with edematous fibrosclerotic panniculopathy, commonly known as cellulite. License fees recognized related to development were $116,242 as compared to $328,824 in the comparable period of 2012. Sublicensing fees recognized in 2013 were zero and $570,000 in the comparable period of 2012. In the 2012 period, sublicensing fees recognized were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. Milestone revenue recognized for the nine months ended September 30, 2013 and 2012 was $28,500 in each period. The $28,500 milestone revenue recognized in the 2013 period related to product approval for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Australia granted to Actelion. The $28,500 milestone revenue recognized in the 2012 period related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Actelion.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $1.1 million and $0.9 million, respectively, for the nine months ended September 30, 2013 and 2012, representing an increase in 2013 of $0.2 million, or 17%. This increase in research and development expenses was primarily due to expenses related to our clinical development and research programs partially offset by lower stock based compensation expense.

We are currently working to develop XIAFLEX for the treatment of human and canine lipoma. We have initiated a placebo controlled randomized study to evaluate the efficacy of XIAFLEX for the treatment of subcutaneous benign lipomas in canines. The study will consist of 32 canines randomized at 1:1 XIAFLEX or placebo. The treatment is a single injection of XIAFLEX or placebo. The primary efficacy endpoint will be the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We have completed enrollment for this study, and top-line data is expected in the fourth quarter of 2013.

Also, we have initiated a 14-patient, single center dose escalation, phase II clinical trial of XIAFLEX for the treatment of human lipomas. The study is a single injection, open-label trial, and XIAFLEX is being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint will be a change in the visible surface area of the target lipoma, as determined at six months post-injection. We have completed enrollment for this study, and top-line data is expected in the fourth quarter of 2013.

The following table summarizes our research and development expenses related to our clinical development programs.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$350,199	$332,439	$1,323,187
Human Lipoma	$235,249	$129,192	$640,119

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $3.9 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $0.3 million, or 8%, from 2012. The increase in general and administrative expenses was due to increased third party licensing and royalty fees,  investor relations, professional fees partially offset by lower legal fees, director  fees and consulting services.

Other Income and expense

Other income for the nine months ended September 30, 2013 was $19,510 compared to $27,556 in the 2012 period. Other income in both periods consisted of interest earned on our investments.

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

For the nine month period ended September 30, 2013 our provision for income taxes was $1.8 million. The provision for income taxes for the nine month period ended September 30, 2013 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. For the nine month period ended September 30, 2013, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of September 30, 2013, our remaining deferred tax assets were approximately $1.5 million.

The provision for income taxes and corresponding taxes payable was $1.3 million for the period ended September 30, 2012. The company paid $0.2 million of cash and applied $0.2 million of its tax refunds receivable to reduce its income taxes payable.  The company also used $0.6 million, of tax assets (primarily Orphan Tax Credit) and availed itself of $0.3 million tax deductible expense related to exercise of stock options to further reduce its tax liability.  Our income tax expense for the nine month period ended September 30, 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. For the nine month period ended September 30, 2012, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of September 30, 2012, our remaining deferred tax assets decreased by $0.6 million to approximately $2.4 million.

Net Income

For the nine months ended September 30, 2013 we recorded net income of $3.6 million, or $0.56 per basic common share and $0.51 per diluted common share, compared to a net income of $1.9 million, or $0.30 per basic and $0.27 per diluted common share, for the same period in 2012.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At September 30, 2013 and December 31, 2012, we had cash and cash equivalents and investments in the aggregate of approximately $11.3 million and $8.5 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $3.4 million as compared to $2.6 million for the same period in 2012. Cash provided by operations in the 2013 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and licensing fees, milestones, royalties and mark-up on cost goods sold revenues under the Auxilium Agreement. Cash provided by operations in the 2012 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and sublicensing fees, royalties and mark-up on cost goods sold revenues under the Auxilium Agreement.

Net cash used in investing activities for the nine months ended September 30, 2013 was $1.6 million as compared to $1.7 million for the 2012 period. The net cash used in investing activities in the 2013 reflects the maturing of $7.8 million and reinvestment of $ 9.4 million in marketable securities. The net cash used in investing activities in the 2012 reflects the maturing of $5.0 and reinvestment of $5.2 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million.

Net cash used in financing activities for the nine months ended September 30, 2013 was $0.6 million as compared $0.3 million in the compared period of 2012. In the 2013 period, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program. In 2012, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program of $0.7 million during the period partially offset by excess tax benefits related to share-based payments of $0.3 million and proceeds received from stock option exercises of $148,000.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at September 30, 2013, amounting to approximately $11.3 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the nine month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2013, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
				$1,672,146
January 1, 2013 – January 31, 2013	6,271	$15.15	135,636	$1,577,114
February 1, 2013 – February 28, 2013	3,615	$15.83	139,251	$1,519,874
March 1, 2013 – March 31, 2013	3,206	$16.74	142,457	$1,466,196
April 1, 2013 – April 30, 2013	4,081	$17.08	146,538	$1,396,488
May 1, 2013 – May 31, 2013	4,320	$15.94	150,858	$1,327,616
June 1, 2013 – June 30, 2013	3,227	$16.21	154,085	$1,275,294
July 1, 2013 – July 31, 2013	4,826	$16.72	158,911	$1,194,591
August 1, 2013 – August 31, 2013	3,518	$18.53	162,429	$1,129,395
September 1, 2013 – September 30, 2013	3,504	$18.64	165,933	$1,064,093

(1)	On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our Board of Directors had reauthorized this stock repurchase program. On November 15, 2012, we announced that our Board of Directors had reauthorized this stock repurchase program.
(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

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

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 12, 2013	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer