Form 10-K
period 2013-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2014-03-07
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
☐Yes   ☑No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $77.0 million.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of shares outstanding of the registrant’s common stock as of March 3, 2014 is 6,388,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders scheduled to be held on June , 24, 2014, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.
ii

i

Introductory Comments – Terminology

Throughout this annual report on Form 10-K (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corporation (“ABC-NY”).

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. The forward-looking statements in this Report include statements concerning, among other things, the market potential for the use of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease and the likelihood of success of Auxilium’s plans for marketing and sales for those indications; the potential approval by the FDA of the sBLA filed by Auxilium to expand the label for Dupuytren’s contracture for multiple injections; the timing for Swedish Orphan Biovitrum AB to submit to the EMA a MAA for Peyronie’s disease; the timing of the release by Auxilium of top-line data from its phase IIb study  of collagenase clostridium histolyticum (“CCH”) as a treatment for frozen shoulder; the timing of the release by Auxilium of top-line data from its phase IIa study of CCH for cellulite; the expectation of XIAFLEX to be the first and only pharmaceutical therapy for frozen shoulder and cellulite; the timing for BioSpecifics to submit to Auxilium the Chien-804 final study report for canine lipoma and the likelihood that Auxilium will exercise its opt in rights for such indication; the timing for BioSpecifics’ to initiate and complete enrollment of a placebo-controlled trial for human lipoma; the timing of the release by BioSpecifics of top-line data from its pre-clinical study in uterine fibroids and the potential success of, and commercial market for, such indication; the expected life of patents; the expected marketing exclusivity for XIAFLEX for Dupuytren’s contracture in Europe; the timing for receiving the final earn-out payment under our agreement with DFB Biotech, Inc.; and the  projected receipt of payments from Auxilium. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of BioSpecifics’ partner, Auxilium Pharmaceuticals, Inc., and its partners, Asahi Kasei Pharma Corporation, Actelion Pharmaceuticals Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma and canine lipoma and uterine fibroids, all of which will determine the amount of milestone, royalty, mark-up on cost of goods sold and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; and other risk factors set forth in Part I, Item 1A of this Report under the heading “Risk Factors”. All forward-looking statements included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

Item 1.	DESCRIPTION OF BUSINESS.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX®) for marketed indications and collagenase clostridium histolyticum (“CCH”) for indications in development. Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease. Following the termination of the agreement between Auxilium and Pfizer, Inc. (“Pfizer”),  Auxilium entered into an agreement with Swedish Orphan Biovitrum AB (“Sobi”) pursuant to which Sobi has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling XIAPEX in Europe for the treatment of Dupuytren’s contracture. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Operational Highlights

Peyronie’s Disease.  In December 2013, the U.S. Food and Drug Administration (“FDA”) approved Auxilium’s supplemental Biologics License Application (“sBLA”) for XIAFLEX for the treatment of Peyronie's disease. As a result, we recognized a $2.0 million milestone payment from Auxilium. This is the first and only FDA-approved biologic therapy indicated for the treatment of Peyronie's disease in men with a palpable plaque and a curvature of 30 degrees or greater at the start of therapy.

Dupuytren’s Contracture.  In the fourth quarter of 2013, Auxilium presented results from Year 4 of the Collagenase Optimal Reduction of Dupuytren’s Long-term Evaluations of Success Study (“CORDLESS”). CORDLESS is a five-year observational study designed to assess the rates of recurrence following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. Also in the fourth quarter of 2013, Auxilium announced positive results from the open label, phase IIIb MULTICORD (Multiple Treatment Investigation of Collagenase Optimizing the Resolution of Dupuytren's) study evaluating XIAFLEX for the concurrent treatment of adult Dupuytren's contracture patients with multiple palpable cords. The study demonstrated that two concurrent injections of XIAFLEX in patients with multiple Dupuytren's contractures resulted in comparable improvement in joint contracture and range of motion to those seen in previous studies when XIAFLEX was administered as single injections, 30 days apart. Adverse event (AE) rates were also comparable to single injection administration 30 days apart. Based on the results, Auxilium submitted a sBLA to the FDA in the fourth quarter 2013 seeking expansion of labeling for the concurrent treatment of multiple palpable cords and hopes to receive approval by the end of 2014.  On February 24, 2014, Auxilium reported that the FDA had accepted the submission with a PDUFA date of October 20, 2014.

Cellulite.  Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of cellulite by exercising, in January 2013, its exclusive option under our development and license agreement. In October 2013, Auxilium dosed the first patient in its phase IIa clinical trial of collagenase clostridium histolyticum (“CCH”)  for the treatment of cellulite. Auxilium anticipates top-line results from the study in the first quarter of 2015.  No FDA-approved pharmaceutical therapies are currently available for the treatment of cellulite.

Frozen Shoulder.  Auxilium reported positive top-line data in the first quarter of 2013 from its phase IIa clinical trial of XIAFLEX for the potential treatment of frozen shoulder (adhesive capsulitis). In December 2013, Auxilium dosed the first patient in its phase IIb study of CCH for the treatment of frozen shoulder.  Auxilium anticipates top-line results from the study in the first quarter of 2015. No FDA-approved pharmaceutical therapies are currently available for the treatment of frozen shoulder.

Human Lipoma.  In the first quarter 2014, we announced top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. The primary efficacy outcome of active reduction of the visible surface area of the lipoma as measured by caliper was met, combining all patients (p<0.0001). There were no serious adverse events reported during the trial.

Canine Lipoma.  In fourth quarter 2013, we announced top-line data from Chien-804, the placebo-controlled, double-blind, randomized phase II trial evaluating the efficacy of CCH in canines with benign subcutaneous lipomas. The trial did not meet its primary endpoint of a statistically significant post-treatment difference in the mean percent change in lipoma volume by CT scan; however, in the responder analysis there was a statistically significant reduction in lipoma surface area among dogs treated with CCH (p=0.0084). Auxilium has the option to exclusively license development and marketing rights to the canine lipoma indication, which would trigger an opt-in payment and potential future milestone and royalty payments from Auxilium. We anticipate submitting a final study report to Auxilium in the first quarter of 2014, which will trigger the 120 day opt-in period. If Auxilium does not opt-in, then the rights will revert back to us.

Uterine Fibroids.  In third quarter 2013, we announced that a poster titled, “Biomechanical Evaluation of Human Uterine Fibroids after Exposure to Purified Clostridial Collagenase” was presented at the Society for the Study of Reproduction 46th Annual Meeting in Montreal, Quebec, Canada.  The poster provided data which show that highly purified collagenase can reduce the stiffness of human uterine fibroid tissue in laboratory experiments. Increased tissue rigidity has been implicated as a cause of the morbidity associated with uterine fibroids. We anticipate releasing top-line data from a pre-clinical study in the second quarter of 2014.

Research and Development of Injectable Collagenase for Multiple Indications

On June 3, 2004, we entered into, and later amended, a development and license agreement with Auxilium pursuant to which we granted to Auxilium an exclusive worldwide license to develop, market and sell products containing our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie's disease, frozen shoulder and cellulite, as well as an exclusive option to develop and license the technology for use in additional indications, such as human and canine lipoma and uterine fibroids, other than dermal formulations labeled for topical administration. We have amended and restated that agreement twice, once on December 11, 2008 in connection with the Development, Commercialization and Supply Agreement, dated December 17, 2008 between an Auxilium subsidiary and Pfizer, and more recently on August 31, 2011 (the “Auxilium Agreement”). The Auxilium Agreement and other licensing agreements are discussed more fully throughout this Item 1, in particular under the section titled “Licensing and Marketing Agreements.”

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

Collagenase is widely used for cell dispersion for tissue disassociation and cell culture because it does not damage the cell membrane. Since the main component of scar tissue is collagen, collagenase has been used in a variety of clinical investigations to remove scar tissue without surgery. Histological and biochemical studies have shown that the tissue responsible for the deformities associated with Dupuytren’s contracture and Peyronie’s disease is primarily composed of collagen. Surgical removal of scar tissue has the potential to result in complications including increased scar formation. Due to the highly specific nature of the Clostridial collagenase enzyme, we consider its use to be more desirable for the removal of unwanted tissue than the application of general proteolytic enzymes. Treatment with injectable collagenase for removal of excessive scar tissue represents a first in class minimally-invasive approach to this unmet medical need. The lead indications involving our injectable collagenase are Dupuytren’s contracture, Peyronie’s disease, frozen shoulder, cellulite, human lipoma and canine lipoma and uterine fibroids.  New clinical indications involving the therapeutic application of Clostridial collagenase to supplement the body’s own natural enzymes are continuously being proposed to us by specialists in the medical community.

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

XIAFLEX is the only drug approved by the FDA and the EMA  for the treatment of Dupuytren’s contracture. Prior to FDA approval of XIAFLEX, the only proven treatment for Dupuytren’s contracture was surgery.

Commercialization of XIAFLEX for Dupuytren’s Contracture in the United States

Auxilium has been marketing XIAFLEX for the treatment of adult Dupuytren's contracture patients with a palpable cord since it became available by prescription in March 2010, following Auxilium’s receipt of marketing approval from the FDA. The prescribing information for XIAFLEX made available by Auxilium lists “tendon rupture or other serious injury to the injected extremity,” as well as “pulley rupture, ligament injury, complex regional pain syndrome, and sensory abnormality of the hand,” and one “anaphylactic reaction reported in a post-marketing clinical study in a patient who had previous exposure to XIAFLEX for the treatment of Dupuytren’s contracture” as reported serious adverse reactions to XIAFLEX.  The prescribing information for XIAFLEX also states that the most frequently reported adverse drug reactions in XIAFLEX clinical trials included swelling of the injected hand, contusion, injection site reaction, injection site hemorrhage, and pain in the treated extremity.  The prescribing information notes that adverse reaction rates observed in clinical trials of a drug may not reflect those observed in practice because such trials “are conducted under widely varying conditions.” As a condition of its approval of XIAFLEX, the FDA and Auxilium agreed upon a risk evaluation and mitigation strategy (“REMS”) program for XIAFLEX, which consists of a communication plan and a medication guide. This REMS program is designed (1) to evaluate and mitigate known and potential risks and serious adverse events; (2) to inform healthcare providers about how to properly inject XIAFLEX and perform finger extension procedures; and (3) to inform patients about the serious risks associated with XIAFLEX.

In the fourth quarter of 2013, Auxilium presented results from Year 4 of the Collagenase Optimal Reduction of Dupuytren’s Long-term Evaluations of Success Study (“CORDLESS”). CORDLESS is a five-year observational study designed to assess the rates of recurrence following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. These data indicated that 57.9 percent of patients previously successfully treated with XIAFLEX did not experience disease recurrence based on the study's definition of recurrence, which is a 20 degree change of contracture with a palpable cord, or the joint undergoing medical or surgical intervention. Of the 623 joints assessed, only 12.8 percent of those joints received medical or surgical intervention through Year 4 and of these patients, most were retreated with XIAFLEX. The data also reveal no new long-term adverse events. Of the 86 serious AEs reported through four years of follow-up, only one was considered related to XIAFLEX (decrease in ring finger circumference due to Dupuytren's contracture resolution).

Also in the fourth quarter of 2013, Auxilium announced positive results from the open label, phase IIIb, MULTICORD (Multiple Treatment Investigation of Collagenase Optimizing the Resolution of Dupuytren's) study evaluating XIAFLEX for the concurrent treatment of adult Dupuytren's contracture patients with multiple palpable cords. The study demonstrated that two concurrent injections of XIAFLEX in patients with multiple Dupuytren's contractures resulted in comparable improvement in joint contracture and range of motion to those seen in previous studies when XIAFLEX was administered as single injections, 30 days apart. Adverse event (AE) rates were also comparable to single injection administration 30 days apart. The MULTICORD study found that concurrent injections of XIAFLEX reduced total fixed flexion contracture (FFC) by an average of 74.4 percent and improved the total range of motion by a combined average 66.6 degrees.  Hand functionality as measured by the URAM ( U nité R humatologique des A ffections de la M ain) scale, a 9-item validated scale developed to assess functional outcome of patients suffering from Dupuytren’s disease, improved an average of 12.3 points.  The estimated clinically important change of the URAM scale is 2.9 points.(i) The timing of the finger extension procedure was also examined in this study.  XIAFLEX injection is currently followed by the finger extension procedure at 24 hours when needed.  In MULTICORD, finger extension was performed at 24, 48 or 72 hours.  There was no difference in the efficacy or safety profile based upon finger extension times. Based on the results, Auxilium submitted a sBLA to the FDA in the fourth quarter 2014 seeking expansion of labeling for the concurrent treatment of multiple palpable cords and expects to receive approval by the end of 2014. On February 24, 2014, Auxilium reported that the FDA had accepted its submission with a PDUFA date of October 20, 2014.

In its Corporate Overview - 4Q and FY 2013 Financial Results presented on February 28, 2014 (the “Auxilium Presentation”), Auxilium stated that the number of procedures in 2013 were up 10.6 % from 2012 and the XIAFLEX market share of procedures reached 27.0% in 2013. Total XIAFLEX revenues increased by 22% from 2012 to 2013 with an increase from $65.8 million dollars in 2012 to $80.1 million dollars in 2013.

Status of Regulatory Approval of XIAFLEX for Dupuytren’s Contracture Outside of the United States

Sobi has exclusive rights to commercialize XIAPEX for Dupuytren's contracture and Peyronie's disease, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries.  Sobi, via its Partner Products business unit, is primarily responsible for the applicable regulatory, clinical and commercialization activities for XIAPEX in Dupuytren's contracture and Peyronie's disease in these countries. As Auxilium reported in its 10K, “XIAPEX is now available in Austria, Belgium, Czech Republic, Denmark, Finland, Hungary, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom.”

XIAFLEX for the treatment of Dupuytren’s contracture has also been approved for sale in Canada and Australia.

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

Approval by the FDA

As announced on December 6, 2013, the FDA approved the sBLA submitted by Auxilium for XIAFLEX, an in-office, biologic for this treatment of Peyronie's disease. This is the first and only FDA-approved biologic therapy indicated for the treatment of Peyronie's disease in men with a palpable plaque and a curvature of 30 degrees or greater at the start of therapy. XIAFLEX is already approved in the U.S., EU, Canada and Australia for the treatment of adult Dupuytren's contracture patients with a palpable cord in the palm.

The approval by the FDA of Auxilium's sBLA for XIAFLEX for the treatment of Peyronie's disease is based on safety and efficacy data from Auxilium's Phase III clinical trials and other controlled and open label clinical studies in which over 1,000 patients with Peyronie's disease were enrolled and received over 7,400 injections of XIAFLEX. In the two identical Phase III double-blind placebo-controlled studies, XIAFLEX demonstrated statistically significant improvement in the co-primary endpoints of penile curvature deformity and patient-reported bother versus placebo. The approved dose of XIAFLEX for the treatment of Peyronie's disease is 0.58 mg per injection administered into a Peyronie's plaque. Up to eight injections (four treatment cycles) may be administered in the course of treatment.  Also, a penile modeling procedure is recommended after every treatment cycle of two injections in an effort to further disrupt the plaque. If more than one plaque is present, it should be injected into the plaque causing the curvature deformity.

Auxilium has created Auxilium Advantage™ to support access to XIAFLEX and provide a single point of contact for health care providers and patients for help accessing the product. A risk evaluation and mitigation strategy (REMS) for XIAFLEX went into effect after the product first received FDA approval in February 2010 for adults with Dupuytren's contracture with a palpable cord, and Auxilium has further collaborated with the FDA to update the REMS with an Elements to Assure Safe Use (ETASU) for XIAFLEX for the treatment of Peyronie's disease in men with a palpable plaque and curvature deformity of 30 degrees or greater at the start of therapy. The goal of the XIAFLEX REMS with an ETASU for Peyronie's disease is to certify that the appropriate physicians and practice sites are trained in the use of XIAFLEX and to attempt to mitigate the serious risk of penile fracture (corporal rupture) and other serious injuries to the penis such as hematoma. These serious risks are highlighted in the Boxed Warning within the Full Prescribing Information (the label).

Commercialization of Peyronie’s Diseases in the United States

The Auxilium Presentation noted that the initial patient focus if 5,000-6,000 invasive treatment patients per year and the initial launch focus is on 400 physicians who perform 90% of all surgeries, with 225 in the first phase of outreach.  To date, 452 physicians and 249 sites have been certified.  With respect to reimbursement, 827 patients have submitted requests for reimbursement and 84% of the 32% for whom decisions have been made received reimbursement.

Collagenase For Treatment of Frozen Shoulder (Adhesive Capsulitis)

Frozen shoulder is a clinical syndrome of pain and decreased motion in the shoulder joint. It is estimated to affect 20 to 50 million people worldwide with a slightly higher incidence in women.  It is estimated that 700,000 patients visit doctors annually in the U.S. in connection with frozen shoulder.  It typically occurs between the ages of 40-70. Individuals with insulin dependent diabetes have been reported to have a 36% higher incidence rate and are more likely to have bilateral symptoms.  No FDA-approved pharmaceutical therapies are currently available for the treatment of frozen shoulder.  The most common treatments for frozen shoulder syndrome are extensive physical therapy, corticosteroids and/or arthroscopy, and some drugs are used to manage pain.
Phase II

In the first quarter of 2013, reported the top-line results of its phase IIa study.  The phase IIa study was an open-label, controlled dose-ranging study designed to assess the safety and efficacy of CCH for the treatment of Stage 2 unilateral idiopathic frozen shoulder in comparison to an exercise-only control group. The study involved 50 adult men and women at 11 sites throughout the U.S.  Four cohorts of 10 patients each received up to three ultrasound-guided extraarticular injections of varying doses of CCH (ranging from 0.29 mg to 0.58 mg in three different volumes; 0.5, 1.0, or 2.0 mL), separated by a minimum of 21 days.  All patients were instructed to perform home shoulder exercises. The fifth cohort of ten patients received no CCH injections and only performed home shoulder exercises. The study’s primary endpoint was the change (in degrees) from baseline to the day 92 follow-up in active forward flexion in the affected shoulder compared to the exercise-only cohort.  Safety assessments were made during all study visits and immunogenicity testing was performed at screening and day 92.

Both the 0.58mg(1mL) and 0.58mg(2mL) dosing arms showed positive, statistically significant improvement from baseline in forward flexion vs. the exercise-only group.  The 0.58mg(1mL) dosing arm also showed statistically significant improvement from baseline in shoulder abduction vs. the exercise-only group.  Positive trends with improvement in degrees were also seen in other active range of motion (“AROM”) assessments vs. the exercise-only group.  Twenty-nine study patients (72.5%) received three CCH injections with 5 subjects receiving two injections and 6 subjects receiving one injection only.

AROM Assessment Results from Phase IIa FSS Study

Patients were also assessed using the American Shoulder and Elbow Surgeons (“ASES”) Scale for function and pain.  Both the 0.58 mg(1mL) and 0.58 mg(2mL) cohort demonstrated statistically significant improvement in pain and function over baseline scores vs. the exercise-only group (p<0.05).

Treatment-related adverse events with CCH were mostly localized bruising, injection site pain and swelling, hematoma, and musculoskeletal pain.  All such events resolved without intervention, and are consistent with XIAFLEX/CCH use in other approved and potential indications.  No subjects discontinued the study due to an adverse event.  A shoulder MRI was performed on all patients at screening and day 92.  Screening MRIs were performed to exclude the presence of other clinically significant conditions such as concomitant rotator cuff injury.  Day 92 MRI evaluations indicated there were no rotator cuff injuries.  There were no drug-related serious adverse events reported.

In the fourth quarter of 2013, Auxilium  reported that it had initiated a phase IIb double-blind, placebo-controlled study of the safety and efficacy of CCH for the treatment of Stage 2 unilateral idiopathic frozen shoulder. The study will enroll approximately 300 adult men and women at approximately 35 sites in the U.S. and Australia. Subjects will be randomized 3:1 to receive CCH or placebo and will receive up to three ultrasound-guided injections of study drug. Each injection will be separated by a minimum of 21 days. All subjects will also perform home shoulder exercises after the first injection.

The primary endpoint of the phase IIb study will be change in degrees from baseline to the Day 95 follow-up visit in active forward flexion in the affected shoulder compared to placebo. Patients will also be assessed using the ASES Scale for function and pain as well as additional patient reported outcome measures.  Safety assessments will be made during all study visits and immunogenicity testing will be performed at screening and at the end of the study.

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

Cellulite has been reported to occur in 85-98% of post-pubertal females and rarely in men, and it is believed to be prevalent in women of all races. (See Avram, Cellulite: a review of its physiology and treatment, Journal of Cosmetic Laser Therapy 2004; 6: 181–185; Khan MH et al. Treatment of cellulite: Part I. Pathophysiology. J Am Acad Dermatol. 2010 Mar;62(3):361-70).  As Auxilium reported in its 10 K, “[c]urrent treatments for cellulite include massage devices, creams, unapproved injectables, laser-based procedures or liposuction.  There are no drugs currently approved by the FDA to treat cellulite, and devices cleared by the FDA to treat the condition have varying degrees of success in eliminating cellulite.”

In December 2012, Auxilium announced top-line 30-day data from its phase Ib, single site, open-label dose escalation study of CCH  for the treatment of cellulite. The study enrolled 99 women between 21 and 60 years of age. Study participants were assigned to one of 11 arms, each of which varied in treatment dose, injection concentration and volume, to receive a single injection of CCH, divided into 10 aliquots over a pre-defined 8x10cm template around a target dimple. The objectives of the study are to assess the safety and effectiveness of a single injection of CCH for the treatment of cellulite at 30, 60 and 90 days across multiple dosing arms. Pharmacokinetic evaluations were made as well. Across all dosing arms, 60 patients (63%) who were treated experienced some improvement in the volume of their target cellulite dimple at Day 30. Overall, 17% of patients had a greater than or equal to 30% improvement in their target dimple at Day 30; however, multiple CCH dosing arms had more than 40 percent of patients experience an improvement greater than or equal to 30% in their target dimple at Day 30. Treatment-related adverse events with CCH were mostly localized bruising, injection site discomfort and swelling, and all such events resolved without intervention, which are all consistent with CCH use in other indications.

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

In October 2013, Auxilium announced the initiation of its phase IIa study of CCH for the treatment of cellulite. The phase IIa study is a randomized, double-blind multiple-dose study expected to enroll approximately 144 women between the ages of 18 and 45 in the U.S. Patients will be evaluated for treatment efficacy by investigator and patient assessments, as well as 3-D photographic imaging techniques. The study will be conducted in two stages and safety will be evaluated through the collection of adverse events. If the safety and local tolerability profile from the first stage has been found to be acceptable, subjects will be enrolled in stage 2.

To qualify for the study, participants must have cellulite in the posterolateral thighs and/or buttocks for at least 12 months prior to a screening visit. Eligible study participants will be assigned to one of four groups that vary in treatment dose (low, medium, high, and placebo) and will be randomized to low-dose CCH, mid-dose CCH, high-dose CCH, or placebo in a 5:5:5:3 ratio. Total treatment doses per treatment session include doses both lower and higher than the dose used in Dupuytren’s contracture with a palpable cord. Each subject may receive up to three treatment sessions of study drug according to randomization and each treatment session will be approximately 21 days apart. In this study, only the dimples treated on Day 1 may be retreated on Day 22 (Treatment Session 2) and Day 43 (Treatment Session 3) if, in the opinion of the investigator, the dimple continues to be evident. A variable number of dimples may be treated within one treatment quadrant. Topline results from the study are expected in the first quarter of 2015.

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

In January 2014, we announced the top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. This phase II open-label single-center dose escalation study assessed the safety and efficacy of CCH in 14 patients with lipoma, divided into four dose cohorts. Each patient received a single injection of CCH in one of four ascending doses based on the current commercial dose of CCH in marketed indications, ranging from 0.058mg (10% of commercial dose) to 0.44mg (75% of commercial dose). The primary efficacy outcome was reduction in lipoma visible surface area as measured by caliper. Data showed patients in the highest dose group (75% of commercial dose) achieved the best efficacy results with an average of 67% reduction of lipoma visible surface area as measured by caliper at six months post-treatment. Additionally, data demonstrated that 75% of patients in the highest dose group achieved reduction of 50% or more in lipoma visible surface area. We anticipate initiating a placebo-controlled trial in the first half of 2014.

There were no drug-related serious adverse events reported during the trial. The most frequent treatment-related adverse events were localized to the injection site and included bruising, injection site swelling and injection site pain. These adverse events are consistent with those seen previously in clinical experience.

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

Chien-804

In December 2013, we announced top-line data from Chien-804, the placebo-controlled, double-blind, randomized phase II trial evaluating the efficacy of CCH in canines with benign subcutaneous lipomas. The Chien-804 trial enrolled 37 dogs in a single injection study randomized 1:1 CCH to placebo with lipoma volume being measured by CT scan and lipoma surface area being measured by caliper at baseline, one month and 90 days. The data at 90 days show a post-treatment difference in the mean percent change in lipoma volume by CT scan between the CCH and placebo-treated groups of -11.58% (p=0.52), which was not statistically significant. The percent change at 90 days in mean visible surface area measured by caliper showed a difference of -24.18% (p=0.09), which approached statistical significance. Among those dogs whose lipomas decreased by 50% or more, the results achieved statistical significance and showed that the visible surface area as measured by caliper decreased by 50% or more in 47.4% of CCH-treated dogs (9 out of 19) versus 5.9% of placebo-treated dogs (1 out of 17), with a p-value of 0.0084. A questionnaire administered to pet owners, while blinded to the study, showed 84.2% satisfaction with the results of CCH treatment versus 33.4% satisfaction with the placebo results (p=0.005). We anticipate providing Auxilium with the Chien-804 final study report in the first quarter of 2014.

There were no drug-related serious adverse events reported during the trial. The most frequent treatment-related adverse events were local injection site reactions including bruising, injection site swelling, injection site pain and injection site edema. These adverse events are consistent with those seen previously in clinical experience in humans.

Uterine Fibroids

In July 2013, we announced that a poster titled, "Biomechanical Evaluation of Human Uterine Fibroids after Exposure to Purified Clostridial Collagenase" was presented at the Society for the Study of Reproduction 46th Annual Meeting in Montreal, Quebec, Canada.  The poster provided data which show that highly purified collagenase can reduce the stiffness of human uterine fibroid tissue in laboratory experiments. Increased tissue rigidity has been implicated as a cause of the morbidity associated with uterine fibroids.

The results of this ex vivo study showed that treatment of fibroids with determined doses of purified collagenase caused a statistically significant decrease in the stiffness of the tissue. This hypothesis was tested in fibroid tissue obtained after hysterectomy or myomectomy surgery from patients.

Tissues were injected with collagenase and compared to control-injected tissue.  The stiffness in the fibroid tissue was reduced in a time and dose dependent manner with a p-value ≤ 0.001.

The study is being led by Dr. Phyllis Leppert, a Professor of Obstetrics and Gynecology and Professor of Pathology and her colleague, Dr. Friederike Jayes at Duke Medicine with our support. We anticipate reporting top-line data from the pre-clinical study in the first half of 2014.

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

Auxilium’s existing agreement with Pfizer terminated as of April 24, 2013. Pursuant to a transition services agreement, Pfizer continued support of the supply of XIAPEX until February 28, 2014. Currently, Sobi has exclusive rights to commercialize XIAPEX for Dupuytren's contracture and Peyronie's disease, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries.

Sobi, via its Partner Products business unit, is primarily responsible for the applicable regulatory, clinical and commercialization activities for XIAPEX in Dupuytren's contracture and Peyronie's disease in these countries. We will receive a certain percentage of milestone payments that Sobi pays to Auxilium.  We will also receive royalties from net sales and payments on costs of goods sold in Sobi territories from Auxilium, which will be a specified percentage of what Auxilium receives from Sobi.

Auxilium has granted to Asahi the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium has granted to Actelion the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.  XIAFLEX has been approved for sale for Dupuytren’s contracture in Canada and Australia.

Through December 31, 2013, Auxilium has paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $26.4 million, including amounts in connection with Auxilium’s agreements with Pfizer, Asahi and Actelion. In addition to the payments already received by us and to be received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments to us, with respect to each of frozen shoulder and cellulite indications, upon the acceptance of the regulatory filing  and upon receipt by Auxilium, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Auxilium in respect of frozen shoulder and cellulite are $3.0 million. To the extent there is sub-licensing income as defined in the Auxilium Agreement, Auxilium will also be obligated to make sublicense fee payments to us if it out-licenses to third parties the right to market and sell XIAFLEX for the treatment of frozen shoulder or cellulite. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional indications, such as human and canine lipoma. In the first quarter 2014, we anticipate we will present the opt-in study for canine lipoma to Auxilium and Auxilium will have 120 days to exercise its option and pay the associated option amount.

We will receive a certain percentage of milestone payments that Sobi pays to Auxilium.  We will also receive royalties from net sales and payments on costs of goods sold in Sobi territories from Auxilium, which will be a specified percentage of what Auxilium receives from Sobi. To the extent Auxilium enters into an agreement or agreements related to other territories, the percentage of sublicense income that Auxilium would pay us will depend on the stage of development and approval of XIAFLEX for the particular indication at the time such other agreement or agreements are executed.

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

DFB

In connection with a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), we expect to receive in March 2014 the final earn out payment of $3.5 million which was recognized as income in 2013.

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

Peyronie’s Disease

On August 27, 2008, we entered into an agreement with Dr. Martin K. Gelbard to improve the deal terms related to our future royalty obligations for Peyronie’s disease by buying down our future royalty obligations with a one-time cash payment.  A redacted copy of the agreement was filed on Form 8-K with the SEC on September 5, 2008. On March 31, 2012, we entered into an amendment to this agreement, which enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments. A redacted copy of the amendment was filed on Form 8-K/A with the SEC on August 8, 2012.  The foregoing descriptions of the agreement with Dr. Gelbard and the amendment to that agreement do not comport to be complete and are qualified in their entirety by reference to the full text of that agreement, as amended.

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

Redacted copies of the Cellulite License Agreement and the Gerut License Agreement were filed on our Form 10-K filed with the SEC March 15, 2013. The foregoing descriptions of the Cellulite License Agreement and the Gerut License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

During fiscal years 2013 and 2012, the Company invested $1.5 million dollars and $1.2 million dollars, respectively, in research and development activities.

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

We licensed to Auxilium our injectable collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite.  We have two use patents in the U.S. covering the enzyme underlying our injectable collagenase, one for the treatment of Dupuytren’s contracture, which issued from a reissue proceeding in December 2007, and one for the treatment of Peyronie’s disease. The Dupuytren’s patent expires in 2014, and the Peyronie’s patent expires in 2019. Both the Dupuytren’s and Peyronie’s patents are limited to the use of the enzyme for the treatment of Dupuytren’s contracture and Peyronie’s disease within certain dose ranges.  An application to extend the term of the Dupuytren’s patent to August 22, 2019 based upon regulatory delay in granting approval to sell XIAFLEX was filed in the USPTO on April 1, 2010. A letter was issued by the Food and Drug Administration on March 11, 2013, indicating that XIAFLEX was subject to a regulatory review period before its commercial marketing or use, and that submission of the application was timely.  However, the USPTO has not taken any action on the request for extension, and we cannot be certain how much of an extension, if any, will be granted by the USPTO.

Orphan Drug Designations

Two indications, Dupuytren’s contracture and Peyronie’s disease, have received orphan drug designation from the OOPD.  These indications did not receive the European equivalent of orphan drug designation.

The OOPD administers the major provisions of the Orphan Drug Act, an innovative program that provides incentives for sponsors to develop products for rare diseases.  The incentives for products that qualify under the Orphan Drug Act include seven-year exclusive marketing rights post-FDA approval (which means, with respect to Dupuytren’s contracture, exclusivity until February 2, 2017 and Peyronie’s Disease until December 6, 2020), tax credits for expenses associated with clinical trials including a 20 year tax carry-forward, availability of FDA grants, and advice on design of the clinical development plan.

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

Patient Protection and Affordable Care Act

 As Auxilium reported in its 10 K, “the Patient Protection and Affordable Care Act (“PPACA”, which was enacted in 2010, includes provisions covering biological product exclusivity periods and a specific reimbursement methodology for biosimilars. As a new biological product, we expect that XIAFLEX will be eligible for 12 years of marketing exclusivity from the date of its approval by the FDA (although this could change as the regulations are enacted) which was February 2, 2010.  PPACA also establishes an abbreviated licensure pathway for products that are biosimilar to or interchangeable with FDA-approved biological products, such as XIAFLEX. As a result, we could face competition from other pharmaceutical companies that develop biosimilar versions of XIAFLEX that do not infringe our patents or other proprietary rights.  Similar legislation has been adopted in the EU.”

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

Risks Related to Our Limited Sources of Revenue

Our future revenue is primarily dependent upon option, milestone and contingent royalty payments from Auxilium.

Our primary sources of revenues are from option, milestone, mark-up on cost of goods sold and contingent royalty payments from Auxilium under the Auxilium Agreement. In 2013, we recognized the final earnout  payment of $3.5 million from DFB, which will be received in March 2014.

Auxilium

As described in Item 1 above, under the Auxilium Agreement, in exchange for the right to receive royalties and other payments, we granted to Auxilium the right to develop, manufacture, market and sell worldwide products (other than dermal formulations for topical administration) that contain collagenase for the treatment of Dupuytren’s contracture, Peyronie’s disease, frozen shoulder and cellulite. However, we have no control over Auxilium’s ability to successfully market, sell and manufacture candidate products for the treatment of Dupuytren’s contracture, or, in the case of Peyronie’s disease, frozen shoulder and cellulite, to pursue commercialization, and we may receive limited, if any, royalty payments from Auxilium. We have received in the past, and are entitled to receive in the future, certain milestone payments from Auxilium in respect of its efforts to commercialize candidate products, but we have no control over Auxilium’s ability to achieve the milestones. As also described in Item 1 above, Auxilium has sublicensed to third parties some of the development and commercialization rights it licenses from us. We have received in the past a percentage of sublicense income that Auxilium receives from these third parties based on the achievement of certain regulatory and sales related milestones. There is no guarantee that these third parties will continue to pursue development and commercialization of XIAFLEX. As in the case with Pfizer, if any third party stops pursuing such development and commercialization, sublicense income would no longer be payable to Auxilium or us.

Even if Auxilium or its sublicensees pursues development and commercialization, there is no guarantee that the FDA or equivalent foreign regulatory body will approve XIAFLEX for a given indication or that commercialization will be successful, if the FDA or equivalent foreign regulatory body does approve XIAFLEX for a given indication. Moreover, under the Auxilium Agreement, royalty payments are subject to set-off for certain expenses we owe Auxilium related to development and patent costs. We anticipate that the amount of royalties due to us will exceed the amount of any set-offs on a going forward basis.

In addition, we have granted to Auxilium an option to expand its license and development rights to one or more additional indications for injectable collagenase not currently licensed to Auxilium, including for the treatment of human and canine lipoma. If Auxilium exercises its option with respect to an additional indication, we are entitled to receive a one-time license fee for the rights to, as well as potential milestone, royalty and other payments with respect to, such new indication. If Auxilium does not exercise its option as to any additional indication, we may offer to any third party such development rights with regard to products in the Auxilium Territory (as defined in the Auxilium Agreement), provided that we first offer the same terms to Auxilium, or develop the product ourselves. Auxilium has no obligation to exercise its option with respect to any such additional indication, and its decision to do so is in its complete discretion. Clinical trials can be expensive and the results are subject to different interpretations, therefore, there is no assurance that after conducting phase II clinical trials on any additional indication, and incurring the associated expenses, Auxilium will exercise its option or we will receive any revenue from it. Under the Auxilium Agreement, we may only offer to a third party development rights with regard to products in the Auxilium Territory and not in Europe and certain Eurasian countries. Even if Auxilium exercises its option as to any additional indication, its obligations to develop the product for such indication are limited to initiating Stage II Development (as defined in the Auxilium Agreement) for such additional indication within one year of exercising the option as to such indication. Auxilium may decide to allocate its resources other than to the development of XIAFLEX, and we have no control over that decision. For instance, Auxilium has acquired Actient Holdings LLC, a private urology specialty therapeutics company, for $585 million in upfront cash plus certain contingent consideration and warrants to purchase Auxilium common stock. Any such non-XIAFLEX related acquisition may result in Auxilium reallocating its priorities away from XIAFLEX.

DFB

As part of the sale of our topical collagenase business to DFB, we were entitled to receive earn out payments in respect of sales of certain products developed and manufactured by DFB that contain collagenase for topical administration  through the end of August 2013.  A final payment of $3.5 million was recognized in 2013, but will be received in March 2014.

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

If we are unable to obtain option, milestone, mark-up on cost of goods sold and royalty payments from Auxilium or meet our needs for additional funding from other sources, we may be required to limit, scale back or cease our operations.

Our business strategy contains elements that we will not be able to implement if we do not receive the anticipated option, milestone, royalty or earn out payments from Auxilium, or secure additional funding from other sources. While we anticipate being profitable on an ongoing, annual basis, our future funding requirements will depend on many factors, including:

•	Auxilium’s ability to manufacture and commercialize XIAFLEX for which we would receive milestone, mark-up on cost of goods sold and royalty payments;

•	Sobi’s ability to commercialize XIAPEX in its territory and Actelion’s ability to commercialize XIAFLEX in Canada or Australia;

•	the amount actually owed to Auxilium for certain patent costs;

•
the scope, rate of progress, cost and results of our clinical trials on additional indications, including human  lipoma, for which Auxilium could exercise its option to acquire rights to them, and whether Auxilium exercises the option for canine lipoma;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or defending against any other litigation;

•	the extent to which Auxilium’s acquisition of Actient and in-licensing of STENDRA™ results in Auxilium’s reallocation of priority away from XIAFLEX; and

•	the extent to which Auxilium focuses on men’s health and away from orthopedic or dermatology (Dupuytren’s contracture, frozen shoulder, cellulite).

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

Under the Auxilium Agreement, we have the right to conduct trials, studies or development work for, among other things, indications in canine lipomas and human lipomas, and, upon approval by the parties’ joint development committee (“JDC”), additional indications.  Auxilium has pre-approved our protocols for canine lipomas and human lipomas.  However, certain material changes to the protocols must be approved by the JDC, and the JDC may decide not to approve such changes if the JDC has reasonable safety concerns.  In addition, the JDC has the right to stop a study or trial in canine lipomas and human lipomas if the rate of serious adverse events exceeds certain thresholds.  If the JDC fails to approve changes to our protocols for canine lipomas and human lipomas or if the JDC stops our studies or trials in canine lipomas and human lipomas due to safety concerns, our ability to obtain option, milestone and royalty payments with respect to those indications would be limited.  We may only conduct in vivo trials, studies or development work for additional indications beyond the pre-approved indications upon submission to and approval by the JDC of our development plan which includes in vivo studies of uterine fibroids.  In the case of indications in keloids, capsular contraction after breast augmentation, arthrofibrosis following total joint replacement in humans and equine suspensory ligament desmitis, the JDC may reject our submission only for reasonable safety concerns.  The JDC may reject our submission for any other additional indications for safety or commercial concerns.  If the JDC rejects our submissions in any additional indications, our ability to obtain option, milestone and royalty payments with respect to those additional indications would be limited.

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

Conducting clinical trials for human drugs and, in certain circumstances, veterinarian trials for animal drugs, and the testing, development and manufacturing and distribution of product candidates are subject to regulation by numerous governmental authorities in the U.S. and other jurisdictions, if we desire to export the resulting products to such other jurisdictions. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, advertising and promotion of product candidates, as well as safe working conditions. Noncompliance with any applicable regulatory requirements can result in suspension or termination of any ongoing clinical trials of a product candidate or refusal of the government to approve a product candidate for commercialization, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. The FDA and comparable governmental authorities have the authority to suspend or terminate any ongoing clinical trials of a product candidate or withdraw product approvals that have been previously granted. Even after a product candidate has been approved, the FDA and comparable governmental authorities subject such product to continuing review and regulatory requirements including, for example, requiring the conducting and reporting of the results of certain clinical studies or trials and commitments to voluntarily conduct additional clinical trials.  In addition, regulatory approval could impose limitations on the indicated or intended uses for which product candidates may be marketed.  With respect to its approval of XIAFLEX for the treatment of adult Dupuytren’s contracture patients with a palpable cord, for example, the FDA and Auxilium agreed upon a REMS program consisting of a communication plan and a medication guide. With respect to its approval of XIAFLEX for Peyronie’s disease, Auxilium has further collaborated with the FDA to update the REMS with an Elements to Assure Safe Use (“ETASU”) for XIAFLEX for the treatment of Peyronie's disease in men with a palpable plaque and curvature deformity of 30 degrees or greater at the start of therapy. The goal of the XIAFLEX REMS with an ETASU for Peyronie’s disease is to certify that the appropriate physicians and practice sites are trained in the use of XIAFLEX and to attempt to mitigate the serious risk of penile fracture (corporal rupture) and other serious injuries to the penis such as hematoma. Currently, there is a substantial amount of congressional and administrative review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S. In addition, the regulatory requirements relating to the development, manufacturing, testing, promotion, marketing and distribution of product candidates may change in the U.S.  Such changes may increase our costs and adversely affect our operations.

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

The prescribing information for XIAFLEX for Dupuytren’s contracture made available by Auxilium lists “tendon ruptures or other serious injury to the injected extremity” and one “anaphylactic reaction reported in a post-marketing clinical study in a patient who had previous exposure to XIAFLEX for the treatment of Dupuytren’s contracture” as a reported serious adverse reaction to XIAFLEX and states that the most frequently reported adverse drug reactions in XIAFLEX clinical trials included swelling of the injected hand, contusion, injection site reaction, injection site hemorrhage, and pain in the treated extremity.  The prescribing information notes that adverse reaction rates observed in clinical trials of a drug may not reflect those observed in practice because such trials “are conducted under widely varying conditions.”

In the case of Peyronie’s disease, the serious risks include penile fracture (corporal rupture) and other serious injuries to the penis such as hematoma. These serious risks are highlighted in the Boxed Warning within the Full Prescribing Information (the label).

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

We are a party to a number of license agreements by which we have acquired rights to use the intellectual property of third parties that are necessary for us to operate our business. If any of the parties terminates its agreement, whether by its terms or due to our breach, our right to use the party’s intellectual property may negatively affect our licenses to Auxilium, and, in turn, their obligation to make option, milestone, contingent royalty or other payments to us.

Our ability and the ability of our licensors, licensees and collaborators to develop and license products based on our patents may be impaired by the intellectual property of third parties.

Auxilium’s, and our commercial success in developing and manufacturing collagenase products based on our patents is dependent on these products not infringing the patents or proprietary rights of third parties. While we currently believe that we, our licensees, licensors and collaborators have freedom to operate in the collagenase market, others may challenge that position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

Third parties could bring legal actions against us, our licensees, licensors or collaborators claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. A third party might request a court to rule that the patents we in-licensed or licensed to others, or those we may in-license in the future, are invalid or unenforceable. In such a case, even if the validity or enforceability of those patents were upheld, a court might hold that the third party’s actions do not infringe the patent we in-license or license to others, which could, in effect, limit the scope of our patent rights and those of our licensees, licensors or collaborators. Our agreements with Auxilium require us to indemnify them against any claims for infringement based on the use of our technology. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If Auxilium becomes involved in such litigation, it could also consume a substantial portion of their resources, regardless of the outcome of the litigation, thereby jeopardizing their ability to commercialize candidate products and/or their ability to make option, milestone or royalty payments to us. If any of these actions is successful, in addition to any potential liability for damages, we could be required to obtain a license to permit ourselves, our licensees, licensors or our collaborators to conduct clinical trials, manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we, our licensees, licensors or collaborators could be prevented from commercializing a product, or forced to cease some aspect of their or our business, as a result of patent infringement claims, which could harm our business or right to receive option, milestone and contingent royalty payments.

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

Market prices for securities of pharmaceutical, biotechnology and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of our clinical trials;

•	failure of any product candidates we have licensed to Auxilium to achieve commercial success;

•	failure of Auxilium to exercise any opt in rights to new indications including canine lipoma;

•	regulatory developments in the U.S. and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	litigation involving us or our general industry, or both;

•	future sales of our common stock by the estate of our former Chairman and CEO, directors,officers, or others;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	termination of agreements with our licensees or their sublicensees;

•	announcements of material events by those companies that are our competitors or perceived to be similar to us;

•	changes in estimates of our financial results;

•	investors’ general perception of us;

•	general economic, industry and market conditions; and

•	the reallocation by Auxilium of its priorities away from XIAFLEX or orthopedic or dermatological indications.

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

As of December 31, 2013, options to purchase 1,167,000 shares of common stock were outstanding. In addition, as of December 31, 2013 a total of 239,098 options were available for grant under our stock option plans.  The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

In addition, during May 2002, the Board implemented a rights agreement (commonly known as a “Poison Pill”), which effectively discourages or prevents acquisitions of more than 15% of our common stock in transactions (mergers, consolidations, tender offer, etc.) that have not been approved by our Board. The Board amended the Poison Pill in February 2011 to increase the threshold from 15% to 18% and extended the expiration date of the Poison Pill for an additional two years, to May 31, 2014.  In February 2014, the Board amended the Poison Pill again to extend the term for an additional two years, to May 31, 2016. These provisions could make it more difficult for common stockholders to replace members of the Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our operations, acting in their own best interests and not necessarily those of other stockholders.

As of March 3, 2014 our executive officers, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 28.5% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	DESCRIPTION OF PROPERTY.

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563.  On November 21, 2013, the Company entered into an Agreement of Lease (the “New Lease”) with 35 Wilbur Street Associates, LLC (“New Landlord”) for the Company’s corporate headquarters located at 35 Wilbur Street, Lynbrook, New York 11563 (the “Premises”). Neither the Company nor its affiliates have a material relationship or affiliation with the New Landlord. As previously reported, the Company formerly leased the Premises from Wilbur St. Corp. (“WSC”). On November 21, 2013, WSC sold the Premises to the New Landlord, and the Company entered into the New Lease with the New Landlord and simultaneously terminated the existing lease. The term of the New Lease is twenty-four months, provided, however, that the Company has the option to cancel the New Lease after the first year by giving three months’ notice, which may be given before the expiration of the first year. Pursuant to the New Lease, the Company’s monthly base rent is $12,000.00. The Company is required to pay as additional rent an amount equal to the increase in taxes over a specified base year.

Item 3.	LEGAL PROCEEDINGS.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades under the symbol BSTC on Nasdaq.

The table below sets forth the high and low closing sale prices for our common stock for each of the quarterly periods in 2013 and 2012 as reported by and as quoted by Nasdaq, as applicable:

2013	HIGH	LOW
Fourth Quarter	$22.94	$18.42
Third Quarter	$19.47	$15.98
Second Quarter	$17.29	$15.17
First Quarter	$17.20	$14.64

2012	HIGH	LOW
Fourth Quarter	$19.43	$12.75
Third Quarter	$20.27	$17.53
Second Quarter	$19.06	$13.70
First Quarter	$21.10	$15.76

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Record

As of February 26, 2014, there were approximately 71 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,167,000	$9.03	239,098
Equity compensation plans not approved by security holders	-	-	-
Total	1,167,000	$9.03	239,098

(1) Please see Note 10, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Recent Sales of Unregistered Securities

For the year ended December 31, 2013, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

On December 10, 2013, our Board of Directors reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

The following table presents a summary of share repurchases made by us during the quarter ended December 31, 2013.

Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan
October 1, 2013 to October 31, 2013	3,539	$18.88	169,472	$997,271
November 1, 2013 – November 30, 2013	-	-	-	-
December 1, 2013 to December 31, 2013	-	-	-	$2,000,000	(5)
Total	3,539

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

(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	On November 15, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.
(5)	On December 10, 2013, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Biotechnology Index, and (ii) the NASDAQ Composite Index, assuming an investment of $100 on December 31, 2008, in each of our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among BioSpecifics Technologies Corp, the NASDAQ Biotechnology Index and the NASDAQ Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Biospecifics Technologies Corp
Nasdaq Biotechnology Index
Nasdaq Composite Index

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Biospecifics Technologies Corp	$100.00	$137.15	$119.63	$77.66	$69.86	$101.26
Nasdaq Biotechnology Index	$100.00	$115.60	$132.98	$148.69	$196.12	$324.80
Nasdaq Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84

*Total return assumes $100 invested on December 31, 2008 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Consolidated Statement of Operations Data	2013	2012	2011	2010	2009

Net revenues	$14,467,240	$11,145,078	$11,395,726	$5,661,348	$3,155,757

Operating expenses:
Research and development	1,484,416	1,249,755	972,078	1,223,931	488,646
General and administrative	5,038,363	4,774,828	5,231,881	6,470,449	4,832,019
Total operating expenses	6,522,779	6,024,583	6,203,959	7,694,380	5,320,665
Operating income (loss)	7,944,461	5,120,495	5,191,767	(2,033,032)	(2,164,908)

Other income (expense):
Interest income	26,202	34,634	55,780	86,310	55,693
Interest expense	-	-	-	-	(39)
Other	-	-	15,823	13,130	(8,863)
Qualifying Therapeutic Credit	-	-	-	426,403	-
	26,202	34,634	71,603	525,843	46,791

Income (loss) before income tax	7,970,663	5,155,129	5,263,370	(1,507,189)	(2,118,117)
Income tax benefit (expense)	(2,684,816)	(2,174,054)	1,338,256	(1,351)	161,574
Net income (loss)	$5,285,847	$2,981,075	$6,601,626	$(1,508,540)	$(1,956,543)

Basic net income (loss) per share	$0.83	$0.47	$1.04	$(0.24)	$(0.32)

Diluted net income (loss) per share	$0.76	$0.43	$0.95	$(0.24)	$(0.32)

Shares used in computation of basic net income (loss) per share	6,345,615	6,351,245	6,340,648	6,261,214	6,065,939
Shares used in computation of diluted net income (loss) per share	6,922,274	6,981,527	6,952,386	6,261,214	6,065,939

	Years Ended December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
Cash and cash equivalents	$5,624,860	$3,383,737	$3,196,831	$2,470,852	$3,950,389
Short-term investments	6,966,964	5,120,000	5,000,000	5,360,970	4,548,541
Total assets	23,252,244	18,390,264	16,265,073	11,518,701	11,748,478
Total stockholders’ equity	22,322,439	17,458,346	14,872,314	6,700,723	6,092,107

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX®) for marketed indications and collagenase clostridium histolyticum (“CCH”) for indications in development. Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease. Following the termination of the agreement between Auxilium and Pfizer, Inc. (“Pfizer”),  Auxilium entered into an agreement with Swedish Orphan Biovitrum AB (“Sobi”) pursuant to which Sobi has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling XIAPEX in Europe for the treatment of Dupuytren’s contracture. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

Peyronie’s Disease.  In December 2013, the U.S. Food and Drug Administration (“FDA”) approved Auxilium’s supplemental Biologics License Application (“sBLA”) for XIAFLEX for the treatment of Peyronie's disease. As a result, we recognized a $2.0 million milestone payment from Auxilium. This is the first and only FDA-approved biologic therapy indicated for the treatment of Peyronie's disease in men with a palpable plaque and a curvature of 30 degrees or greater at the start of therapy.

Dupuytren’s Contracture.  In the fourth quarter of 2013, Auxilium presented results from Year 4 of the Collagenase Optimal Reduction of Dupuytren’s Long-term Evaluations of Success Study (“CORDLESS”). CORDLESS is a five-year observational study designed to assess the rates of recurrence following treatment with XIAFLEX, as well as long-term safety and progression of disease in patients from earlier Auxilium studies. Also in the fourth quarter of 2013, Auxilium announced positive results from the open label, phase IIIb MULTICORD (Multiple Treatment Investigation of Collagenase Optimizing the Resolution of Dupuytren's) study evaluating XIAFLEX for the concurrent treatment of adult Dupuytren's contracture patients with multiple palpable cords. The study demonstrated that two concurrent injections of XIAFLEX in patients with multiple Dupuytren's contractures resulted in comparable improvement in joint contracture and range of motion to those seen in previous studies when XIAFLEX was administered as single injections, 30 days apart. Adverse event (AE) rates were also comparable to single injection administration 30 days apart. Based on the results, Auxilium submitted a sBLA to the FDA in the fourth quarter 2013 seeking expansion of labeling for the concurrent treatment of multiple palpable cords and hopes to receive approval by the end of 2014.  On February 24, 2014, Auxilium reported that the FDA had accepted the submission with a PDUFA date of October 20, 2014.

Cellulite.  Auxilium expanded the field of its license for injectable collagenase to include the potential treatment of cellulite by exercising, in January 2013, its exclusive option under our development and license agreement. In October 2013, Auxilium dosed the first patient in its phase IIa clinical trial of collagenase clostridium histolyticum (“CCH”)  for the treatment of cellulite. Auxilium anticipates top-line results from the study in the first quarter of 2015.  No FDA-approved pharmaceutical therapies are currently available for the treatment of cellulite.

Frozen Shoulder.  Auxilium reported positive top-line data in the first quarter of 2013 from its phase IIa clinical trial of XIAFLEX for the potential treatment of frozen shoulder (adhesive capsulitis). In December 2013, Auxilium dosed the first patient in its phase IIb study of CCH for the treatment of frozen shoulder.  Auxilium anticipates top-line results from the study in the first quarter of 2015. No FDA-approved pharmaceutical therapies are currently available for the treatment of frozen shoulder.

Human Lipoma.  In the first quarter 2014, we announced top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. The primary efficacy outcome of active reduction of the visible surface area of the lipoma as measured by caliper was met, combining all patients (p<0.0001). There were no serious adverse events reported during the trial.

Canine Lipoma.  In fourth quarter 2013, we announced top-line data from Chien-804, the placebo-controlled, double-blind, randomized phase II trial evaluating the efficacy of CCH in canines with benign subcutaneous lipomas. The trial did not meet its primary endpoint of a statistically significant post-treatment difference in the mean percent change in lipoma volume by CT scan; however, in the responder analysis there was a statistically significant reduction in lipoma surface area among dogs treated with CCH (p=0.0084). Auxilium has the option to exclusively license development and marketing rights to the canine lipoma indication, which would trigger an opt-in payment and potential future milestone and royalty payments from Auxilium. We anticipate submitting a final study report to Auxilium in the first quarter of 2014, which will trigger the 120 day opt-in period. If Auxilium does not opt-in, then the rights will revert back to us.

Uterine Fibroids.  In third quarter 2013, we announced that a poster titled, “Biomechanical Evaluation of Human Uterine Fibroids after Exposure to Purified Clostridial Collagenase” was presented at the Society for the Study of Reproduction 46th Annual Meeting in Montreal, Quebec, Canada.  The poster provided data which show that highly purified collagenase can reduce the stiffness of human uterine fibroid tissue in laboratory experiments. Increased tissue rigidity has been implicated as a cause of the morbidity associated with uterine fibroids. We anticipate releasing top-line data from a pre-clinical study in the second quarter of 2014.

Outlook

We generated revenue from two primary sources: in connection with the Auxilium Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX/XIAPEX as described below in Part II, Item 7, "Auxilium Agreement". Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we received earn out payments based on the sales of certain products, but our right to receive these payments expired at the end of August 2013. We expect to receive the final of these earn out payments in March 2014.

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

Auxilium’s existing agreement with Pfizer terminated as of April 24, 2013. Pursuant to a transition services agreement, Pfizer continued support of the supply of XIAPEX until February 28, 2014. Currently, Sobi has exclusive rights to commercialize XIAPEX for Dupuytren's contracture and Peyronie's disease, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries. As Auxilium reported in its 10K, “XIAPEX is now available in Austria, Belgium, Czech Republic, Denmark, Finland, Hungary, Iceland, Ireland, Italy, Luxembourg, Netherlands, Norway, Poland, Portugal, Romania, Spain, Sweden, Switzerland and the United Kingdom.”

Sobi, via its Partner Products business unit, is primarily responsible for the applicable regulatory, clinical and commercialization activities for XIAPEX in Dupuytren's contracture and Peyronie's disease in these countries. We will receive a certain percentage of milestone payments that Sobi pays to Auxilium.  We will also receive royalties from net sales and payments on costs of goods sold in Sobi territories from Auxilium, which will be a specified percentage of what Auxilium receives from Sobi.

Auxilium has granted to Asahi the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium has granted to Actelion the exclusive right to develop and commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.  XIAFLEX has been approved for sale for Dupuytren’s contracture in Canada and Australia.

Through December 31, 2013, Auxilium has paid us up-front licensing and sublicensing fees and milestone payments under the Auxilium Agreement of $26.4 million, including amounts in connection with Auxilium’s agreements with Pfizer, Asahi and Actelion. In addition to the payments already received by us and to be received by us with respect to the Dupuytren’s contracture indication, Auxilium will be obligated to make contingent milestone payments to us, with respect to each of frozen shoulder and cellulite indications, upon the acceptance of the regulatory filing and upon receipt by Auxilium, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Auxilium in respect of frozen shoulder and cellulite are $3.0 million. To the extent there is sub-licensing income as defined in the Auxilium Agreement, Auxilium will also be obligated to make sublicense fee payments to us if it out-licenses to third parties the right to market and sell XIAFLEX for the treatment of frozen shoulder or cellulite. Additional milestone obligations will be due if Auxilium exercises its option to develop and license XIAFLEX for additional indications, such as human and canine lipoma. In the first quarter 2014, we anticipate we will present the opt-in study for canine lipoma to Auxilium and Auxilium will have 120 days to exercise its option and pay the associated option amount.

We will receive a certain percentage of milestone payments that Sobi pays to Auxilium.  We will also receive royalties from net sales and payments on costs of goods sold in Sobi territories from Auxilium, which will be a specified percentage of what Auxilium receives from Sobi. To the extent Auxilium enters into an agreement or agreements related to other territories, the percentage of sublicense income that Auxilium would pay us will depend on the stage of development and approval of XIAFLEX for the particular indication at the time such other agreement or agreements are executed.

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

DFB

In connection with a March 2006 agreement (the “DFB Agreement”), pursuant to which we sold our topical collagenase business to DFB Biotech, Inc. and its affiliates (“DFB”), we expect to receive in March 2014 the final earn out payment of $3.5 million which was recognized as income in 2013.

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

Peyronie’s Disease

On August 27, 2008, we entered into an agreement with Dr. Martin K. Gelbard to improve the deal terms related to our future royalty obligations for Peyronie’s disease by buying down our future royalty obligations with a one-time cash payment.  A redacted copy of the agreement was filed on Form 8-K with the SEC on September 5, 2008. On March 31, 2012, we entered into an amendment to this agreement, which enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments. A redacted copy of the amendment was filed on Form 8-K/A with the SEC on August 8, 2012.  The foregoing descriptions of the agreement with Dr. Gelbard and the amendment to that agreement do not comport to be complete and are qualified in their entirety by reference to the full text of that agreement, as amended.

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

Significant Risks

We are dependent to a significant extent on third parties, and our principal licensee, Auxilium, may not be able to continue successfully commercializing XIAFLEX for Dupuytren’s contracture and Peyronie’s Disease, successfully develop CCH for additional indications, obtain required regulatory approvals, manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and as a result we may not achieve sustained profitable operations.

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

Cash, Cash Equivalents and Short-term Investments. Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper which are held to maturity.

Fair Value Measurements. Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

Concentration of Credit Risk and Major Customers. The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash. The Company maintains its investment in FDIC insured certificates of deposits with several banks.

At December 31, 2013, the accounts receivable balance of $5.0 million was primarily from two customers, comprised of $3.5 million (70% of total) from DFB and $1.5 million (30% of total) from Auxilium. The Company has been dependent in each year on two customers who generate almost all its revenues. (With the expiration of right to receive payments on Santyl sales in August 2013, the primary source of our revenues is Auxilium Pharmaceutical, Inc.)

Treasury Stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

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

Royalty/ Mark-up on Cost of Goods Sold / Earn-Out Revenue. For those arrangements for which royalty, mark-up on cost of goods sold or earn-out payment information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured but a reasonable estimate of royalty, mark-up on cost of goods sold or earn-out payment revenues cannot be made, the royalty, mark-up on cost of goods sold or earn-out payment revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us.

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

Reimbursable Third Party Development Costs. We accrued patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of collagenase clostridium histolyticum (“CCH”). We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that are reimbursable under the Auxilium Agreement. We agreed and have reimbursed Auxilium by offsetting future royalties payable for the amount invoiced us for third party development costs related to the development of the lyophilization of the injection formulation. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.

As of December 31, 2013 our net reimbursable third party patent expense accrual was approximately $60,000.

Receivables and Deferred Revenue. Accounts receivable as of December 31, 2013 is approximately $5.0 million, which consists of approximately $3.5 million due from DFB in accordance with the earn-out under the DFB Agreement and approximately $1.5 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.2 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for CCH.

Third-Party Royalties. We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications.  We accrue third-party royalty expenses on net sales reported to us by Auxilium. Third-party royalty expense is generally expensed in the quarter that Auxilium provides the written reports and related information to us, that is, generally one quarter following the quarter in which the underlying sales by Auxilium occurred. We expect our third party royalty expense under General and Administrative expenses will continue to increase as net sales by Auxilium for XIAFLEX increase and potential new indications for CCH are approved.

Royalty Buy-Down. On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments, one of which was paid in December 2013.

As of December 31, 2013, we have capitalized $3.35 million related to this agreement which will be amortized over approximately five years beginning on the date in which we receive our quarterly royalty report from Auxilium reporting the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method. We perform an evaluation of the recoverability of the carrying value of our intangible assets to determine if facts and circumstances indicate that the carrying value of intangible assets may be impaired and if any adjustment is warranted. Based on our evaluation as of December 31, 2013, no impairment existed for intangible assets.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012

Net revenues

Net revenues for the two years ended December 31, 2013 and 2012 comprise the following:

	Year Ended December 31
	2013	2012	Change	% Change

Net sales	$37,458	$18,219	19,239	106%
Royalties	11,767,758	9,155,654	2,612,104	29%
Licensing revenue	2,662,024	1,971,205	690,819	35%
Total net revenues	$14,467,240	$11,145,078	3,322,162	30%

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the calendar years ended 2013 and 2012 product revenues were $37,458 and $18,219, respectively. This increase of $19,239, or 106%, was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for year ended December 31, 2013 were $11.8 million as compared to $9.2 million in the 2012 period, an increase of $2.6 million, or 29%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $8.2 million for the 2013 period and $6.3 million for the 2012 period. The increase of $1.9 million, or 32%, was due to increased net sales of XIAFLEX during 2013 reported to us by Auxilium.

We received earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $3.5 million for the year ended December 31, 2013 and $2.9 million for the same period in 2012. This increase of $0.6 million, or 22%, is mainly related to the increase in net sales during the 2013 period reported to us by DFB. We expect to receive the final earn-out payment for revenue recognized during 2013 in March 2014.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the years ended December 31, 2013 and 2012, we recognized total licensing and milestone revenue of $2.7 million and $2.0 million, respectively, an increase of $0.7 million, or 35%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the years ended December 31, 2013 and 2012 were $0.6 million and $0.4 million, respectively. The increase of $0.2 million was mainly due to licensing fees recognized of $0.5 million related to the exercise by Auxilium of its exclusive option to expand the field of its license for injectable collagenase to include the potential treatment of adult patients with edematous fibrosclerotic panniculopathy, commonly known as cellulite, partially offset by lower license fees recognized related to development of $0.1 million as compared to $0.4 million in the comparable period of 2012. Sublicensing fees recognized in 2013 were zero compared to $0.6 million in the same period in 2012. In 2012, we recognized $0.6 million in sublicensing fees, which were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico.

Milestone revenue recognized for the years ended December 31, 2013 and 2012 were $2.0 million and $1.0 million, respectively. In 2013, we recognized a $2.0 million milestone related to the FDA’s approval of XIAFLEX for the treatment of Peyronie's disease. In addition, a $28,500 milestone was recognized in the 2013 period related to product approval for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Australia granted to Actelion. In the 2012 period, we recognized a $1.0 million milestone related to the FDA’s December 2012 acceptance of Auxilium’s sBLA for XIAFLEX for the potential treatment of Peyronie's disease. We also, recognized a milestone of $28,500 related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Auxilium.

Under current accounting guidance, nonrefundable upfront license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. The remaining balance will be recognized over the respective development periods or when we determine that we have no ongoing performance obligations.

Research and Development Activities

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $1.5 million and $1.2 million, respectively, for calendar years 2013 and 2012, representing an increase in 2013 of $0.3 million, or 19%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs partially offset by lower stock-based compensation.

We are currently working to develop CCH for the treatment of human and canine lipoma and have begun a pre-clinical study in uterine fibroids.

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

In January 2014, we announced the top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. This phase II open-label single-center dose escalation study assessed the safety and efficacy of CCH in 14 patients with lipoma, divided into four dose cohorts. Each patient received a single injection of CCH in one of four ascending doses based on the current commercial dose of CCH in marketed indications, ranging from 0.058mg (10% of commercial dose) to 0.44mg (75% of commercial dose). The primary efficacy outcome was reduction in lipoma visible surface area as measured by caliper. Data showed patients in the highest dose group (75% of commercial dose) achieved the best efficacy results with an average of 67% reduction of lipoma visible surface area as measured by caliper at six months post-treatment. Additionally, data demonstrated that 75% of patients in the highest dose group achieved reduction of 50% or more in lipoma visible surface area. We anticipate initiating a placebo-controlled trial in the first half of 2014.

There were no drug-related serious adverse events reported during the trial. The most frequent treatment-related adverse events were localized to the injection site and included bruising, injection site swelling and injection site pain. These adverse events are consistent with those seen previously in clinical experience.

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

Chien-804

In December 2013, we announced top-line data from Chien-804, the placebo-controlled, double-blind, randomized phase II trial evaluating the efficacy of CCH in canines with benign subcutaneous lipomas. The Chien-804 trial enrolled 37 dogs in a single injection study randomized 1:1 CCH to placebo with lipoma volume being measured by CT scan and lipoma surface area being measured by caliper at baseline, one month and 90 days. The data at 90 days show a post-treatment difference in the mean percent change in lipoma volume by CT scan between the CCH and placebo-treated groups of -11.58% (p=0.52), which was not statistically significant. The percent change at 90 days in mean visible surface area measured by caliper showed a difference of -24.18% (p=0.09), which approached statistical significance. Among those dogs whose lipomas decreased by 50% or more, the results achieved statistical significance and showed that the visible surface area as measured by caliper decreased by 50% or more in 47.4% of CCH-treated dogs (9 out of 19) versus 5.9% of placebo-treated dogs (1 out of 17), with a p-value of 0.0084. A questionnaire administered to pet owners, while blinded to the study, showed 84.2% satisfaction with the results of CCH treatment versus 33.4% satisfaction with the placebo results (p=0.005). We anticipate providing Auxilium with the Chien-804 final study report in the first quarter of 2014.

There were no drug-related serious adverse events reported during the trial. The most frequent treatment-related adverse events were local injection site reactions including bruising, injection site swelling, injection site pain and injection site edema. These adverse events are consistent with those seen previously in clinical experience in humans.

Uterine Fibroids

In July 2013, we announced that a poster titled, "Biomechanical Evaluation of Human Uterine Fibroids after Exposure to Purified Clostridial Collagenase" was presented at the Society for the Study of Reproduction 46th Annual Meeting in Montreal, Quebec, Canada.  The poster provided data which showed that highly purified collagenase can reduce the stiffness of human uterine fibroid tissue in laboratory experiments. Increased tissue rigidity has been implicated as a cause of the morbidity associated with uterine fibroids.

The results of this ex vivo study showed that treatment of fibroids with determined doses of purified collagenase caused a statistically significant decrease in the stiffness of the tissue. This hypothesis was tested in fibroid tissue obtained after hysterectomy or myomectomy surgery from patients. Tissues were injected with collagenase and compared to control-injected tissue.  The stiffness in the fibroid tissue was reduced in a time and dose dependent manner with a p-value ≤ 0.001.

The study is being led by Dr. Phyllis Leppert, a Professor of Obstetrics and Gynecology and Professor of Pathology and her colleague, Dr. Friederike Jayes at Duke Medicine with our support. We anticipate reporting top-line data from the pre-clinical study in the first half of 2014.

The following table summarizes our research and development expenses related to our pre-clinical and clinical development programs:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$463,208	$442,741	$1,436,196
Human Lipoma	333,230	168,879	738,099
Uterine Fibroids	157,630	-	157,630

Successful development of drugs is inherently difficult and uncertain.  Our business requires investments in research and development over many years, often for drug candidates that may fail during the research and development process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX and CCH, to continue to successfully commercialize these drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $5.0 million and $4.8 million for calendar years 2013 and 2012, respectively, an increase of $0.2 million or 6%, from 2012. The increase in general and administrative expenses was mainly due to increased third party licensing and royalty fees,  investor relations, professional fees, consulting services partially offset by lower legal fees, stock-based compensation and director  fees.

Other Income and expense

Other income for calendar year 2013 was $26,202 compared to $34,634 for calendar year 2012. For calendar year 2013 and 2012, other income consisted of interest earned on our investments.

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

The provision for income taxes and corresponding taxes payable in 2013 was $2.7 million as compared to $2.2 million in 2012. In 2013, we utilized tax assets of $0.1 million related to deferred licensing revenue and stock based compensation and a $17,000 research and development credit to reduce our taxes payable which was partially offset by an increase to our deferred taxes for employee based compensation. The amount of refundable federal income taxes as of December 31, 2013 is approximately $0.2 million.

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

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty, mark-up on cost of goods sold and earn-out revenues for year ended December 31, 2012 were $9.2 million as compared to $6.3 million in the 2011 period, an increase of $2.9 million, or 45%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $6.3 million for the 2012 period and $4.0 million for the 2011 period. The increase of $2.3 million, or 55%, was due to increased net sales of XIAFLEX during 2012 reported to us by Auxilium.

We receive earn-out revenues from DFB under the earn-out payment provision of the DFB Agreement after certain net sales levels are achieved. Revenues recognized under the DFB Agreement were $2.9 million for the year ended December 31, 2012 and $2.3 million for the same period in 2011. This increase of $0.6 million, or 27%, is mainly related to the increase in net sales during the 2012 period reported to us by DFB.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the years ended December 31, 2012 and 2011, we recognized total licensing and milestone revenue of $2.0 million and $5.0 million, respectively, a decrease of $3.0 million, or 61%. Certain licensing revenues recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. Licensing revenue recognized for the years ended December 31, 2012 and 2011 were $372,705 and $437,102, respectively. The decrease of $64,397, or 15%, was mainly due to the completed recognition of licensing revenue associated with the Dupuytren’s contracture indication during the first quarter of 2010 and a slight change in the development timeline associated with the Peyronie’s indication. Sublicensing fees recognized in 2012 were $0.6 million compared to $0.8 million in the same period in 2011. In 2012, we recognized $0.6 million in sublicensing fees, which were related to the $10.0 million paid to Auxilium by Actelion for the rights to develop and commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Canada, Australia, Brazil and Mexico. In the 2011 period, we recognized $0.8 million of the $15.0 million paid to Auxilium by Asahi for the rights to commercialize XIAFLEX for the treatment of Dupuytren's contracture and Peyronie's disease in Japan.

Milestone revenue recognized for the years ended December 31, 2012 and 2011 were $1.0 million and $3.8 million, respectively. In the 2012 period, we recognized a $1.0 million milestone related to the FDA’s December 2012 acceptance of Auxilium’s sBLA for XIAFLEX for the potential treatment of Peyronie's disease. We also, recognized a milestone of $28,500 related to the Notice of Compliance (approval) by Health Canada for XIAFLEX for the treatment of Dupuytren's contracture in adults with a palpable cord in Canada granted to Auxilium. In the 2011 period, we recognized a $2.6 million milestone related to the first sale of XIAFLEX in Europe, a $0.6 million milestone related to the first sale of XIAFLEX in Germany, and a $0.6 million milestone related to the first sale of XIAFLEX in Spain.

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

Research and Development Activities

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $1.2 million and $1.0 million, respectively, for calendar years 2012 and 2011, representing an increase in 2012 of $0.2 million, or 29%. This increase in research and development expenses was primarily due to expenses related to our clinical development programs.

We were working to develop CCH for the treatment of human and canine lipoma. We initiated a placebo controlled randomized study to evaluate the efficacy of CCH for the treatment of subcutaneous benign lipomas in canines. The treatment was a single injection of CCH or placebo. The primary efficacy endpoint was the relative change in lipoma volume from baseline to 3 months, as determined by CT scan. We completed this study, and top-line data were released in December 2013.

Also, we initiated a 14-patient, single center dose escalation, phase II clinical trial of CCH for the treatment of human lipomas. The study was a single injection, open-label trial, and CCH was being administered in four ascending doses (0.058 mg to 0.44 mg). The primary efficacy endpoint was a change in the visible surface area of the target lipoma, as determined at six months post-injection. In January 2014, we announced the top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma.

The following table summarizes our research and development expenses related to our clinical development programs:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Accumulated Expenses Since January 1, 2010
Program
Canine Lipoma	$442,741	$332,217	$972,988
Human Lipoma	168,879	110,800	404,869

Successful development of drugs is inherently difficult and uncertain.  Our business requires investments in research and development over many years, often for drug candidates that may fail during the research and development process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX and CCH, to continue to successfully commercialize these drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $4.8 million and $5.2 million for calendar years 2012 and 2011, respectively, a decrease of $0.5 million or 9%, from 2011. The decrease in general and administrative expenses was due to lower general legal fees and stock based compensation partially offset by third party royalty fees and consulting fees.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At December 31, 2013, 2012 and 2011, we had cash and cash equivalents and short-term investments in the aggregate of approximately $12.6 million, $8.5 million and $8.2 million, respectively.

Sources and Uses of Cash

Net cash provided by (used in) operating activities was $5.1 million, $2.4 million and $(0.7) million for 2013, 2012 and 2011.  Net cash provided by operating activities for 2013 was primarily due to our net income, net of stock compensation expenses and other non-cash charges. Net cash provided by operations for 2012 was primarily due to our net income, net of stock compensation expenses and other non-cash charges. Net cash used in operations for 2011 was mainly due to a decrease in accrued expenses, increases in deferred tax assets and accounts receivable, net of stock compensation expense and other non-cash charges

The majority of our cash expenditures in 2013, 2012, and 2011 were to fund research and development, our business activities and our stock repurchase program.

Net cash used in investing activities was $2.4 million in 2013 and $1.6 million in 2012, as compared to net cash provided by investing activities of $0.4 million in 2011. The net cash used in investing activities in the 2013 period reflects the maturing of investments of $9.7 million and reinvestment of $11.6 million in marketable securities and a cash payment related to our future royalty obligations for Peyronie's disease of $0.6 million. The net cash used in investing activities in the 2012 period reflects the maturing of investments of $5.1 million and reinvestment of $5.2 million in marketable securities and a one-time cash payment related to our future royalty obligations for Peyronie's disease of $1.5 million. The net cash provided by investing activities in the 2011 period reflects the maturing of investments of $5.4 million and reinvestment of $5.0 million in marketable securities.

Net cash used in financing activities was $0.4 million in 2013 and $0.6 million in 2012, as compared to net cash provided by financing activities of $1.1 million for 2011. In 2013, net cash used in financing activities of was mainly related to the repurchase of our common stock under our 2010 Stock Repurchase Program of $0.7 million partially offset by excess tax benefits related to share-based payments and stock option proceeds of $0.2 million. In 2012, net cash used in financing activities was mainly related to the repurchase of our common stock under our 2010 Stock Repurchase Program of $1.0 million partially offset by excess tax benefits related to share-based payments and stock option proceeds of $0.4 million. In 2011, net cash provided by financing activities was due to excess tax benefits related to share-based payments and stock option proceeds partly offset by the repurchase of our common stock under our 2010 Stock Repurchase Program.

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

Operating Leases

Our operating leases are principally for facilities and equipment. We currently lease approximately 15,000 square feet of space at our headquarters in Lynbrook, New York. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2014 and 2017, respectively.

Operating lease expenses amounted to approximately $143,000 for calendar years 2013, 2012 and 2011, respectively.

Future minimum annual payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2014	$137,000
2015	$4,000
2016	$4,000
2017	$2,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents at December 31, 2013, amounting to approximately $5.6 million, were maintained in bank demand accounts and money market accounts. Our short-term investments of $7.0 million were maintained in certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  We believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on this criteria.

Tabriztchi & Co, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included in Part IV, Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1)

(2)	Financial Statement Schedules
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
ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. BioSpecifics Technologies Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSpecifics Technologies Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework), and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Tabriztchi & Co., CPA, P.C.
Garden City, NY
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
BioSpecifics Technologies Corp.

We have audited BioSpecifics Technologies Corp.'s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BioSpecifics Technologies Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, BioSpecifics Technologies Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of  BioSpecifics Technologies Corp. , as of December 31, 2013 and 2012, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ Tabriztchi & Co., CPA, P.C.
Garden City, NY
March 6, 2014

BioSpecifics Technologies Corp.
Consolidated Balance Sheet

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,624,860	$3,383,737
Short term investments	6,966,964	5,120,000
Accounts receivable, net	5,004,418	5,082,360
Income tax receivable	255,708	51,070
Deferred tax asset	94,992	88,910
Prepaid expenses and other current assets	326,519	149,724
Total current assets	18,273,461	13,875,801

Deferred royalty buy-down	3,350,000	2,750,000
Deferred tax assets –long term	1,412,784	1,484,141
Patent costs, net	215,999	280,322

Total assets	23,252,244	18,390,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	634,277	512,866
Deferred revenue	69,130	133,524
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	781,545	724,528

Deferred revenue - license fees	138,260	207,390

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 6,655,168 and 6,625,168 shares issued at December 31, 2013 and 2012, respectively	6,655	6,625
Additional paid-in capital	20,951,796	20,688,706
Retained earnings (accumulated deficit)	4,975,018	(310,829)
Treasury stock, 300,739 and 260,632 shares at cost as of December 31, 2013 and 2012	(3,601,030)	(2,926,156)
Total stockholders' equity	22,332,439	17,458,346

Total liabilities and stockholders’ equity	$23,252,244	$18,390,264

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenues:
Net sales	$37,458	$18,219	$21,998
Royalties	11,767,758	9,155,654	6,314,959
Licensing revenue	2,662,024	1,971,205	5,012,102
Consulting fees	-	-	46,667
Total revenues	14,467,240	11,145,078	11,395,726

Costs and expenses:
Research and development	1,484,416	1,249,755	972,078
General and administrative	5,038,363	4,774,828	5,231,881
Total costs and expenses	6,522,779	6,024,583	6,203,959
Operating income	7,944,461	5,120,495	5,191,767

Other income (expense):
Interest income	26,202	34,634	55,780
Other	-	-	15,823
	26,202	34,634	71,603

Income before benefit (expense) for income tax	7,970,663	5,155,129	5,263,370
Income tax benefit (expense)	(2,684,816)	(2,174,054)	1,338,256
Net income	$5,285,847	$2,981,075	$6,601,626

Basic net income per share	$0.83	$0.47	$1.04

Diluted net income per share	$0.76	$0.43	$0.95

Shares used in computation of basic net income per share	6,345,615	6,351,245	6,340,648
Shares used in computation of diluted net income per share	6,922,274	6,981,527	6,952,386

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
Net income	$5,285,847	$2,981,075	$6,601,626
Other comprehensive income	-	-	-
Comprehensive income	$5,285,847	$2,981,075	$6,601,626

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
Cash flows from operating activities:	2013	2012	2011
Net income	$5,285,847	$2,981,075	$6,601,626
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	64,323	64,190	50,685
Stock-based compensation expense	111,636	228,485	517,367
Deferred income tax	(10,653)	1,474,904	(3,047,955)
Changes in operating assets and liabilities:
Accounts receivable	77,942	(1,845,443)	(1,250,792)
Prepaid expenses and other current assets	(381,433)	142,160	(65,642)
Accounts payable and accrued expenses	121,411	(242,233)	(3,009,109)
Deferred revenue	(133,524)	(372,705)	(483,769)
Net cash provided by (used in) operating activities from operations	5,135,549	2,430,433	(687,589)

Cash flows from investing activities:
Maturities of marketable securities	9,710,000	5,070,000	5,360,970
Purchases of marketable securities	(11,556,964)	(5,190,000)	(5,000,000)
Payment for royalty buy down	(600,000)	(1,500,000)	-
Net cash provided by (used in) investing activities from operations	(2,446,964)	(1,620,000)	360,970

Cash flows from financing activities:
Proceeds from stock option exercises	30,000	148,425	82,450
Repurchases of common stock	(674,874)	(1,034,647)	(739,551)
Excess tax benefits from share-based payment arrangements	197,412	262,695	1,709,699
Net cash provided by (used in) financing activities from operations	(447,462)	(623,527)	1,052,598

Increase in cash and cash equivalents	2,241,123	186,906	725,979
Cash and cash equivalents at beginning of year	3,383,737	3,196,831	2,470,852
Cash and cash equivalents at end of year	$5,624,860	$3,383,737	$3,196,831

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$2,713,500	$232,000	$190,000

Supplemental disclosures of non-cash transactions:

Under our agreement with Auxilium certain patent costs and expenses paid by Auxilium on behalf of the Company are creditable against future royalties. During the year ended December 31, 2013 we accrued $60,000 related to patent expense which was offset against our royalties’ receivable from Auxilium. The amortization of patent costs was $64,323, $64,190 and $50,685 in the 2013, 2012 and 2011 periods, respectively.

Our deferred tax assets and additional paid in capital decreased by approximately $75,000 as a result of the cancelation of 15,000 stock options.

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)
Balances - December 31, 20010	6,445,743	$6,446	$17,739,765	$(9,893,530)
Issuance of common stock under stock option plans	85,000	85	82,365	-
Stock compensation expense	-	-	517,367	-
Repurchases of common stock	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	1,709,699	-
Net profit	-	-	-	6,601,626
Balances - December 31, 2011	6,530,743	$6,531	$20,049,196	$(3,291,904)
Issuance of common stock under stock option plans	94,425	94	148,330	-
Stock compensation expense	-	-	228,485	-
Repurchases of common stock	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	262,695	-
Net profit	-	-	-	2,981,075
Balances - December 31, 2012	6,625,168	$6,625	$20,688,706	$(310,829)
Issuance of common stock under stock option plans	30,000	30	29,970	-
Effect of expiration of stock options	-	-	(75,928)	-
Stock compensation expense	-	-	111,636	-
Repurchases of common stock	-	-	-	-
Excess tax benefits from share-based payment arrangements	-	-	197,412	-
Net profit	-	-	-	5,285,847
Balances - December 31, 2013	6,655,168	6,655	$20,951,796	$4,975,018

	Treasury Stock	Shareholder Equity Total
Balances - December 31, 2010	$(1,151,958)	$6,700,723
Issuance of common stock under stock option plans	-	82,450
Stock compensation expense	-	517,367
Repurchases of common stock	(739,551)	(739,551)
Excess tax benefits from share-based payment arrangements	-	1,709,699
Net profit	-	6,601,626
Balances - December 31, 2011	$(1,891,509)	$14,872,314
Issuance of common stock under stock option plans	-	148,424
Stock compensation expense	-	228,485
Repurchases of common stock	(1,034,647)	(1,034,647)
Excess tax benefits from share-based payment arrangements	-	262,695
Net profit	-	2,981,075
Balances - December 31, 2012	$(2,926,156)	$17,458,346
Issuance of common stock under stock option plans	-	30,000
Effect of expiration of stock options	-	(75,928)
Stock compensation expense	-	111,636
Repurchases of common stock	(674,874)	(674,874)
Excess tax benefits from share-based payment arrangements	-	197,412
Net profit	-	5,285,847
Balances - December 31, 2013	$(3,601,030)	$22,332,439

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (which Auxilium has named XIAFLEX®) for marketed indications and collagenase clostridium histolyticum (“CCH”) for indications in development. Auxilium has an option to acquire additional indications that we may pursue, including human and canine lipoma. Auxilium is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease. Following the termination of the agreement between Auxilium and Pfizer, Inc. (“Pfizer”),  Auxilium entered into an agreement with Swedish Orphan Biovitrum AB (“Sobi”) pursuant to which Sobi has marketing rights for XIAPEX® (the EU trade name for collagenase clostridium histolyticum) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling XIAPEX in Europe for the treatment of Dupuytren’s contracture. In addition, Auxilium has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Auxilium also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”) pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.

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

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, U.S. government securities, or short-term commercial paper which are held to maturity.

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

At December 31, 2013, the accounts receivable balance of $5.0 million was primarily from two customers, comprising of $3.5 million (70% of total) from DFB Biotech, Inc. and $1.5 million (30% of total) from Auxilium Pharmaceutical, Inc.

The Company has been dependent in each year on a two customers who generate almost all its revenues. In the year ended December 31, 2013, the licensing and royalty revenues from Auxilium Pharmaceutical, Inc. were $8.2 million (70% of total) and royalties and consulting revenues from DFB Biotech, Inc. were $3.5 million (30% of total). (With the expiration of right to receive payments on Santyl sales in August 2013, the primary source of our revenues is Auxilium Pharmaceutical, Inc.)

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

Accounts receivable as of December 31, 2013 is approximately $5.0 million, which consists of approximately $3.5 million due from DFB in accordance with the expired earn-out under the DFB Agreement and approximately $1.5 million in royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.2 million consist of  licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for CCH. We recorded no material bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was $30,095, at December 31, 2013 and 2012.

Reimbursable Third Party Development Costs

We accrued patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. In August 2011, through the amendment and restatement of our development and license agreement with Auxilium, we have clarified the rights and responsibilities of the joint development of XIAFLEX and CCH. We resolved what had been an on-going dispute with Auxilium concerning the appropriate amount of creditable third party development expenses related to the lyophilization of the injection formulation and certain patent expenses for research and development costs that are reimbursable under the Auxilium Agreement. We agreed and have reimbursed Auxilium by offsetting future royalties payable for the amount invoiced us for third party development costs related to the development of the lyophilization of the injection formulation. We do not expect any additional third party development cost related to the lyophilization of the injection formulation.

As of December 31, 2013 our net reimbursable third party patent expense accrual was approximately $60,000.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications.  We accrue third-party royalty expenses on net sales reported to us by Auxilium. Third-party royalty expense is generally expensed in the quarter that Auxilium provides the written reports and related information to us, that is, generally one quarter following the quarter in which the underlying sales by Auxilium occurred. We expect our third party royalty expense under General and Administrative expenses will continue to increase as net sales by Auxilium for XIAFLEX increase and potential new indications for CCH are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments, one of which was paid in December 2013.

As of December 31, 2013, we have capitalized $3.35 million related to this agreement which will be amortized over approximately five years beginning on the date of the first commercial sale of XIAFLEX for the treatment of Peyronie’s disease, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method. We perform an evaluation of the recoverability of the carrying value of our intangible assets to determine if facts and circumstances indicate that the carrying value of intangible assets may be impaired and if any adjustment is warranted. Based on our evaluation as of December 31, 2013, no impairment existed for intangible assets.

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

Stock Based Compensation

The Company has two stock-based compensation plans in effect which are described more fully in Note 10. Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and common stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. The company granted 30,000, 15,000 and zero stock options in 2013, 2012 and 2011, respectively.
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

Stock-based compensation expense recognized under ASC 718 was as follows:

	December 31,
	2013	2012	2011
Research and development	$92,249	$171,217	$96,849
General and administrative	19,387	57,268	420,518
Total stock-based compensation expense	$111,636	$228,485	$517,367

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Accounting Standards Codification 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”).  Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2013, 2012 and 2011 was $79,049, $109,479, and zero, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years.

Patent Costs

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 1 to 13 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

As of December 31, 2013, the Company’s capitalized costs related to certain patents paid by Auxilium on behalf of the Company and are reimbursable to Auxilium under the Auxilium Agreement.  These patent costs are creditable against future royalty revenues. At December 31, net patent costs consisted of:

	2013	2012	2011
Patents, net	$215,999	$280,322	$190,416

The amortization expense for patents was $64,323, $64,190and $50,685, for the years ended December 31, 2013, 2012 and 2011. The estimated aggregate amortization expense for each of the next five years is as follows:

2014	$53,000
2015	25,000
2016	20,000
2017	20,000
2018	20,000

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

As of December 31, 2013, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2013, 2012 and 2011:

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,624,860	$5,624,860	-	-
Certificates of Deposit	6,966,964	6,966,964	-	-

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,383,737	$3,383,737	-	-
Certificates of Deposit	5,120,000	5,120,000	-	-

December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,196,831	$3,196,831	-	-
Certificates of Deposit	5,000,000	5,000,000	-	-

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares, resulting from option exercises, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period.

	2013	2012	2011

Net income for diluted computation	$5,285,847	$2,981,075	$6,601,626

Weighted average shares:
Basic	6,345,615	6,351,245	6,340,648
Effect of dilutive securities:
Stock options	576,659	630,282	611,738

Diluted	6,922,274	6,981,527	6,952,386

Net income per share:
Basic	$0.83	$0.47	$1.04
Diluted	$0.76	$0.43	$0.95

5. INVENTORIES, NET

None.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from continuing operations consist of:

	December 31,
	2013	2012	2011
Machinery and equipment	$562,610	$562,610	$562,610
Furniture and fixtures	91,928	91,928	91,928
Leasehold improvements	1,185,059	1,185,059	1,185,059
	1,839,597	1,839,597	1,839,597
Less accumulated depreciation and amortization	(1,839,597)	(1,839,597)	(1,839,597)
	$-	$-	$-

Total depreciation expense amounted to zero for each calendar year 2013, 2012 and 2011, respectively.

7. COMPREHENSIVE INCOME

For the years ended 2013, 2012, 2011, we had no components of other comprehensive income other than net income itself.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2013	2012	2011
Trade accounts payable and accrued expenses	$409,617	$304,635	$407,954
Accrued legal and other professional fees	61,538	61,147	50,000
Accrued payroll and related costs	163,122	147,084	143,048
	$634,277	$512,866	$601,002

9. INCOME TAXES

The provision for income taxes consists of the following:

Year ended December 31,

	2013	2012	2011
Current taxes:
Federal	$2,724,597	$686,968	$-
State	25,491	12,182	3,525
Total current taxes	2,750,088	699,150	3,525
Deferred taxes:
Federal	(68,298)	1,134,532	(1,219,190)
State	3,023	340,372	(122,593)
Total deferred taxes	(65,274)	1,474,904	(1,341,783)
Total provision for income taxes	$2,684,814	$2,174,054	$(1,338,258)

The effective income tax rate of the Company differs from the federal statutory tax rate of 34% due to the following items:

Year ended December 31,

	2013	2012	2011
Statutory rate	34.00%	34.00%	34.0%
State income taxes, net of federal income tax benefit	0.21%	0.16%	7.1%
Stock-based compensation	0.11%	1.51%	4.0%
Change in effective state tax rate	0.02%	6.59%	-
Other, net	(0.66)%	(0.08)%	(5.9)%
Increase (decrease) in valuation allowance	-	-	(64.6)%
Effective tax rate (benefit)	33.68%	42.18%	(25.4%)

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

Year ended December 31,

	2013	2012	2011

Tax credit carry forward	$-	$-	$1,027,633
Deferred revenues	71,062	132,514	293,297
Other	71,304	27,322	17,253
Options	1,365,409	1,413,214	1,687,780
Net operating loss carry forward	-	-	21,992
Net deferred tax assets before valuation allowance	1,507,776	1,573,050	3,047,955
Valuation allowance	-	-	-
Net deferred tax asset	$1,507,776	$1,573,050	$3,047,955

Company considers all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. Based on the results of our operations in 2011, the growth in the market for XIAFLEX, and the trend in actual and anticipated royalty income, we had determined that it was more likely than not that the benefit of our deferred tax assets would be realized. Consequently, in 2011, we eliminated the valuation allowance of $3.6 million.

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

We recognized $0.6 million, $0.8 million and $0.7 million of tax deductible expenses from the exercise of non-qualified or a disqualified disposition of incentive stock options, in 2013, 2012 and 2011 respectively. The windfall tax benefits of $0.2 million, $0.3 million and $1.7 million realized upon exercise of stock-based awards were classified as additional paid in capital and recorded under cash flows from financing activities, in 2013, 2012 and 2011, respectively.

The provision for income taxes and corresponding taxes payable in 2013 was $2.7 million. We utilized tax assets of $0.1 million related to deferred licensing revenue and stock based compensation and a $17,000 research and development credit to reduce our taxes payable which was partially offset by an increase to our deferred taxes for employee based compensation. The amount of refundable federal income taxes as of December 31, 2013 is approximately $0.2 million.

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

As of December 31, 2013, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded for interest and penalties. The Company does not expect that it would be required to record a liability related to an uncertain tax position. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include fiscal years 2010 through 2012.

10. STOCKHOLDERS’ EQUITY

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

In August 2001, the Company's stockholders approved a stock option plan (the “2001 Plan”), with terms similar to the 1997 Plan. The 2001 Plan authorizes the granting of awards of up to an aggregate of 750,000 shares of the Company's common stock, subject to certain anti-dilution provisions. On December 16, 2003, stockholders approved an amendment to the 2001 Plan, which increased the number of shares authorized for grant from 750,000 shares to 1,750,000 shares, an increase of 1,000,000 shares. On June 17, 2009, our stockholders approved an amendment to the 2001 Plan to extend the term of the 2001 Plan from April 6, 2011 to April 23, 2019 and to authorize an additional 300,000 shares of our common stock for issuance under the 2001 Plan.  A total of 2,050,000 shares of common stock are now authorized for issuance under the amended 2001 Plan.  The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 for the 2001 Plan on October 5, 2007 and on July 15, 2009 as amended to register these securities. As of December 31, 2013 options to purchase 1,167,000 shares of common stock were outstanding under the 1997 Plan and 2001 Plan, and a total of 239,098 shares remain available for grant under the 2001 Plan.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	September 2013	April 2013	May 2012
Risk-free interest rate	1.73%	0.68%	0.69%
Expected volatility	33%	37%	54%
Expected life (in years)	5	5	5
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the year	$85,000	$79,000	$110,000

The summary of the stock options activity is as follows for year ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,182,000	$8.90
December 31, 2013
Options granted	30,000	$16.88
Options exercised	(30,000)	1.00
Options canceled or expired	15,000	30.79
Outstanding at end of year	1,167,000	9.03
Options exercisable at year end	1,132,000	8.55
Shares available for future grant	239,098	--

The following table summarizes information relating to stock options by exercise price at December 31, 2013:

	Outstanding Shares			Exercisable Shares
Option Exercise Price	Number of Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Option Price
$0.83 - 2.00	467,500	2.10	$1.01	467,500	$1.01
4.00 - 6.00	242,000	3.41	4.69	242,000	4.69
13.00 - 16.00	155,000	5.24	13.96	155,000	13.96
17.00 - 19.00	85,000	5.77	17.73	70,000	17.69
20.00 - 21.00	112,500	4.75	20.57	112,500	20.57
26.00 - 30.00	105,000	5.82	28.02	85,000	27.74
	1,167,000	3.72	$9.03	1,132,000	$8.55

We granted 30,000 stock options during 2013. The weighted-average grant-date fair value for options granted during 2013 was $16.88 per share. During the 2013, 2012 and 2011, $30,000, $148,425and $82,450 were received from stock options exercised by employees, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was approximately $14.8 million. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $21.67 on December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of December 31, 2013 was approximately $79,000 which we expect to recognize over a weighted-average period of 3.75 years.

11. COMMITMENTS AND CONTINGENCIES

Lease Agreements

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563.  On November 21, 2013, the Company entered into an Agreement of Lease (the “New Lease”) with 35 Wilbur Street Associates, LLC (“New Landlord”) for the Company’s administrative headquarters located at 35 Wilbur Street, Lynbrook, New York 11563 (the “Premises”). Neither the Company nor its affiliates have a material relationship or affiliation with the New Landlord. As previously reported, the Company formerly leased the Premises from Wilbur St. Corp. (“WSC”). On November 21, 2013, WSC sold the Premises to the New Landlord, and the Company entered into the New Lease with the New Landlord and simultaneously terminated the existing lease. The term of the New Lease is twenty-four months, provided, however, that the Company has the option to cancel the New Lease after the first year by giving three months’ notice, which may be given before the expiration of the first year. Pursuant to the New Lease, the Company’s monthly base rent is $12,000.00. The Company is required to pay as additional rent an amount equal to the increase in taxes over a specified base year.

The Company's operations are principally conducted on leased premises. Future minimum annual rental payments required under non-cancelable operating leases are $132,000.

Rent expense under all operating leases amounted to approximately $135,000 for calendar years 2013, 2012 and 2011, respectively.

12. RELATED PARTY TRANSACTIONS

As described above in Note 11, the Tenant and the Landlord were parties to the Lease Agreement. The rent expense, under the lease agreement, were $120,000, $135,000 and $135,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 there were no remaining related party transactions.

13. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for calendar years 2013, 2012 or 2011.

14. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission on March 7, 2014.

15. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2013 and 2012. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2013
Net revenues	$3,980,024	$3,269,983	$3,145,123	$4,072,110
Operating profit	2,066,668	1,563,685	1,738,501	2,575,607
Net income	1,353,084	1,028,186	1,178,775	1,725,802
Basic earnings per share	$0.21	$0.16	$0.19	$0.27
Diluted earnings per share	$0.19	$0.15	$0.17	$0.25

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2012
Net revenues	$2,586,748	$2,601,834	$2,448,225	$3,508,271
Operating profit	1,248,474	1,047,562	779,527	2,044,932
Net income	742,390	666,682	471,047	1,100,956
Basic earnings per share	$0.12	$0.11	$0.07	$0.17
Diluted earnings per share	$0.11	$0.10	$0.07	$0.16

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Number	Description
3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
3.2*	Registrant’s Amended and Restated By-laws as amended February 25, 2014*
3.3	Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Commission on February 26, 2014)
4.1	Rights Agreement dated as of May 14, 2002 (incorporated by reference as Exhibit 1 to the Registrant’s Form 8-A filed with the Commission on May 30, 2002)
4.2	Amendment No. 1 to Rights Agreement, dated June 19, 2003 (incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
4.3
Amendment No. 2 to Rights Agreement, dated as of February 3, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011)

4.4*	Amendment No.3 Rights Agreement, dated as of March 5, 2014*
10.1*	Agreement of Lease, dated as of November 21, 2013, between the Company, ABC-NY and 35 Wilbur Street Associates, LLC*
10.2*	Lease Termination Agreement, dated as of November 21, 2013, between the Company, ABC-NY and Wilbur St. Corp.*
10.3	Asset Purchase Agreement between the Company, ABC-NY and DFB dated March 3, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the Commission on March 9, 2006)
10.4
Amendment to Asset Purchase Agreement between the Company, ABC-NY and DFB dated January 8, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on January 12, 2007)

10.5
Dupuytren’s License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)

10.6
Frozen Shoulder License Agreement dated November 21, 2006 between the Company and the Research Foundation (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Commission on November 28, 2006)

10.7
Cellulite License Agreement dated August 23, 2007 between the Company and the Research Foundation (incorporated by reference as Exhibit 10.7 of the Registrant’s Form 10-KSB filed with the Commission on March 15, 2013)

10.8
License Agreement dated March 27, 2010 between the Company and Zachary Gerut, M.D. (incorporated by reference as Exhibit 10.8 of the Registrant’s Form 10-KSB filed with the Commission on March 15, 2013)

10.9	Form of 1997 Stock Option Plan of Registrant (incorporated by reference as Exhibit 4.1 of the Registrant’s Form S-8 filed with the Commission on September 26, 1997)
10.10	Amended and Restated 2001 Stock Option Plan of Registrant (incorporated by reference to Appendix D of the Registrant’s Schedule14A filed with the Commission on April 30, 2009)
10.11
Change of Control Agreement, dated June 18, 2007 between the Company and Henry Morgan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

10.12
Change of Control Agreement, dated June 18, 2007 between the Company and Michael Schamroth (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

10.13
Change of Control Agreement, dated June 18, 2007 between the Company and Dr. Paul Gitman (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-KSB filed with the Commission on September 26, 2007)

10.14
Amendment and Restated Agreement between the Company and Dr. Marty Gelbard dated March 31, 2012 between the Company and Marty Gelbard (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-KA filed with the Commission on August 8, 2012)

10.15
Amended and Restated Development and License Agreement dated December 11, 2008 and effective December 17, 2008 between the Company and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on December 19, 2008)

10.16
Executive Employment Agreement, dated August 5, 2008 between the Company and Thomas L. Wegman (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Commission on August 8, 2008)

10.17
Change of Control Agreement, dated October 1, 2008 between the Company and Dr. Matthew Geller (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K filed with the Commission on March 31, 2009)

10.18*	Change of Control Agreement, dated as of September 17, 2013, between the Company and George Gould*
10.19
Second Amended and Restated Development and License Agreement, dated as of August 31, 2011, by and between BioSpecifics Technologies Corp. and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on September 1, 2011)

10.20
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

Date: March 7, 2014

BIOSPECIFICS TECHNOLOGIES CORP.

	By:	/s/ Thomas L. Wegman
	Name:	Thomas L. Wegman
	Title:	President

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Thomas L. Wegman	President, Director, and Principal Executive, Financial
Name: Thomas L. Wegman	and Accounting Officer
Date: March 7, 2014

/s/ Paul Gitman	Director
Name: Dr. Paul Gitman
Date: March 7, 2014

/s/ George Gould	Director
Name: George Gould
Date: March 7, 2014

/s/ Henry G. Morgan	Director
Name: Henry G. Morgan
Date: March 7, 2014

/s/ Michael Schamroth	Director
Name: Michael Schamroth
Date: March 7, 2014

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date March 7, 2014

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 7, 2014