Form 10-Q
period 2014-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2014-05-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding May 6, 2014
Common Stock ($.001 par value)	6,395,312

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp. (“ABC-NY”).

Introductory Comments – Forward-Looking Statements – Bingham to Update

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements”. The forward-looking statements in this Report include statements concerning, among other things, the size of the market for Peyronie’s disease; and the projected receipt of payments from Auxilium. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “may,” “will,” “could,” “continue,” “project,” “predict,” “goal,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on BioSpecifics’ current expectations and its projections about future events. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of BioSpecifics’ partner, Auxilium Pharmaceuticals, Inc., and its partners, Asahi Kasei Pharma Corporation, Actelion Pharmaceuticals Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma and canine lipoma and uterine fibroids, all of which will determine the amount of milestone, royalty, mark-up on cost of goods sold and sublicense income BioSpecifics may receive; the potential of CCH to be used in additional indications; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2013, and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,934,794	$5,624,860
Short-term investments	7,973,002	6,966,964
Accounts receivable, net	1,921,810	5,004,418
Income tax receivable	293,976	255,708
Deferred tax assets	97,537	94,992
Prepaid expenses and other current assets	327,947	326,519
Total current assets	19,549,066	18,273,461

Deferred royalty buy-down	3,350,000	3,350,000
Deferred tax assets - long term	1,405,219	1,412,784
Patent costs, net	322,607	215,999

Total assets	24,626,892	23,252,244

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	877,084	634,277
Deferred revenue	69,130	69,130
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	1,024,352	781,545

Long-term deferred revenue	120,978	138,260

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized ; 6,706,167 and 6,655,168 shares issued at March 31, 2014 and December 31, 2013, respectively	6,706	6,655
Additional paid-in capital	21,427,849	20,951,796
Retained earnings	5,729,008	4,975,018
Treasury stock, 303,964 and 300,739 shares at cost at March 31, 2014 and December 31, 2013, respectively	(3,682,001)	(3,601,030)
Total stockholders' equity	23,481,562	22,332,439

Total liabilities and stockholders’ equity	$24,626,892	$23,252,244

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net sales	$3,678	$2,243
Royalties	2,740,318	3,432,900
Licensing revenues	17,283	544,881
Total Revenues	2,761,279	3,980,024

Costs and expenses:
Research and development	382,704	294,874
General and administrative	1,246,305	1,618,482
Total Cost and Expenses	1,629,009	1,913,356

Operating income	1,132,270	2,066,668

Other income (expense):
Interest income	6,971	5,866
Other income	1,150	-
	8,121	5,866

Income before expense for income tax	1,140,391	2,072,534
Income tax benefit (expense)	(386,402)	(719,450)

Net income	$753,989	$1,353,084

Basic net income per share	$0.12	$0.21
Diluted net income per share	$0.11	$0.19

Shares used in computation of basic net income per share	6,378,859	6,356,954
Shares used in computation of diluted net income per share	7,022,172	6,955,452

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$753,989	$1,353,084
Other comprehensive income (loss)	-	-
Comprehensive income	$753,989	$1,353,084

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2014	2013
Net income	$753,989	$1,353,084
Adjustments to reconcile net income to net cash provided By operating activities:
Depreciation and amortization	44,845	16,081
Stock-based compensation expense	5,354	26,400
Deferred tax assets	5,020	18,831
Gain on the sale of fixed assets	(1,150)	-
Changes in operating assets and liabilities:
Accounts receivable	3,082,608	2,172,214
Prepaid expenses and other current assets	(39,696)	(214,129)
Accounts payable and accrued expenses	91,356	253,070
Accrued taxes payable	-	332,924
Deferred revenue	(17,283)	(44,881)
Net cash provided by operating activities	3,925,043	3,913,594

Cash flows from investing activities:
Maturity of marketable investments	2,206,964	3,200,000
Purchases of marketable investments	(3,213,002)	(3,042,964)
Proceeds from sale of fixed asset	1,150	-
Net cash provided by (used in) investing activities	(1,004,888)	157,036

Cash flows from financing activities:
Proceeds from stock option exercises	66,100	-
Payments for repurchase of common stock	(80,971)	(205,949)
Excess tax benefits from share-based payment arrangements	404,650
Net cash used in in financing activities	389,779	(205,949)

Increase in cash and cash equivalents	3,309,934	3,864,681
Cash and cash equivalents at beginning of year	5,624,860	3,383,737
Cash and cash equivalents at end of period	$8,934,794	$7,248,418

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$15,000	$378,500

Supplemental disclosures of non-cash transactions:
Under our agreement with Auxilium certain patent costs paid by Auxilium on behalf of the Company are creditable against future royalties. For the three month period ended March 31, 2014, we accrued approximately $151,000 related to certain patent costs of which we amortized approximately $45,000 in the 2014 period. For the three months ended March 31, 2013, we accrued approximately $10,000 related to these costs of which approximately $16,000 was amortized in the 2013 period.

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
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

Operational Highlights

On January 8, 2014, we announced top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. The primary efficacy outcome of active reduction of the visible surface area of the lipoma as measured by caliper was met, combining all patients (p<0.0001). There were no serious adverse events reported during the trial.

In January 2014, our partner Auxilium launched XIAFLEX, the first and only proven safe and effective FDA-approved treatment for Peyronie’s disease in men with a palpable plaque and a curvature deformity of >30° at the start of therapy. Peyronie’s disease can be a devastating disease for patients and their partners and is estimated to be prevalent in 3-9% of adult men.

On February 24, 2014, Auxilium announced that the FDA accepted their submission of a supplemental Biologics License Application (“sBLA”) requesting approval of XIAFLEX for the treatment of two Dupuytren’s contracture cords concurrently. The PDUFA date for the sBLA filing is October 20, 2014.

On April 7, 2014, our partner Auxilium and Sobi announced that Sobi became the Market Authorisation Holder (MAH) for XIAPEX in 28 EU member countries, Norway, and Iceland on April 3, 2014. As the MAH, Sobi has now elected to file for market authorization for XIAPEX for the treatment of Peyronie’s disease and work is on-going for that filing in the EU.

On April 14, 2014, our partner Auxilium and Sobi announced that encore data were presented from multiple clinical trials evaluating the use of XIAFLEX /XIAPEX in adult patients with Peyronie’s disease. These data were presented at the 29th Annual European Association of Urology (EAU) Congress held April 11-15, 2014 in Stockholm, Sweden.

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

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are stated at market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, and U.S. government securities.

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

At March 31, 2014, the accounts receivable balance of $1.9 million was from one customer, Auxilium.

The Company is dependent on one customer who generates almost all its revenues. In the quarter ended March 31, 2014, the licensing and royalty revenues from Auxilium were $2.7 million.

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

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we had the right to receive earn-out payments based on sales of certain products. This right to receive payments on Santyl sales expired in August 2013. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB had sold the royalty-bearing product. DFB provided us earn-out reports on a quarterly basis. In 2013, BioSpecifics recognized all income from the Santyl sales under the DFB agreement, and in March 2014 we received the corresponding cash payment for the income recognized in 2013.

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

Receivables, Deferred Revenue and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from our one large pharmaceutical customer.  This company has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

At March 31, 2014, the accounts receivable balance of $1.9 million was from one customer, Auxilium.

Deferred revenue of $0.2 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

We recorded no material bad debt expense for the period ended March 31, 2014.  The allowance for doubtful accounts balance was approximately $30,000 at March 31, 2014 and 2013.

Reimbursable Third Party Development Costs

We estimate our accrual for patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We increased our reimbursable third party patent cost based on the most recent information provided to us by Auxilium for the period ended March 31, 2014. We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2014, our net reimbursable third party patent cost was approximately $192,000.

Third Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications.  We accrue third party royalty expenses on net sales reported to us by Auxilium. Third party royalty expense is generally expensed in the quarter that Auxilium provides the written reports and related information to us, that is, generally one quarter following the quarter in which the underlying sales by Auxilium occurred. We expect our third party royalty expense under General and Administrative expenses will continue to increase as net sales by Auxilium for XIAFLEX increase and potential new indications for CCH are approved.

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

As of March 31, 2014, we have capitalized $3.35 million related to this agreement which will be amortized over approximately five years, beginning in the second quarter of 2014, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method. We perform an evaluation of the recoverability of the carrying value of our intangible assets to determine if facts and circumstances indicate that the carrying value of intangible assets may be impaired and if any adjustment is warranted. Based on our evaluation as of March 31, 2014, no impairment existed for intangible assets.

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

Under the ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. When there is uncertainty in the factors used to determine the expected term of an award, we use the simplified method. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. No stock options were granted during the three month period ended March 31, 2014.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	Three Months Ended March 31,
	2014	2013
Research and development	$-	$13,200
General and administrative	5,354	13,200
Total stock-based compensation expense	$5,354	$26,400

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2014 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2013	1,167,000	$9.03
Granted	-	-
Forfeited	-	-
Exercised	(51,000)	1.30
Expired	-	-
Outstanding as of March 31, 2014	1,116,000	$9.38

Exercisable as of March 31, 2014	1,081,000	$8.90

During the three months ended March 31, 2014 and 2013, $66,100 and zero, respectively, were received from stock options exercised by option holders.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2014 was approximately $18.4 million. Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $25.92 on March 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $74,000 in unrecognized compensation cost related to stock options outstanding as of March 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
Stock options	643,313	598,498

4. COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2014 and 2013, we had no components of other comprehensive income or loss other than net income itself.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Trade accounts payable and accrued expenses	$551,189	$ $ 409,617
Accrued legal and other professional fees	145,531	61,538
Accrued payroll and related costs	180,365	163,122

Total	$877,085	$634,277

6. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 1 to 13 years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

For the three months ended March 31, 2014, we increased our capitalized patent costs by $151,000 based on the most current information reported to us by Auxilium. As of March 31, 2014, the Company’s estimated capitalized costs related to certain patent costs paid by Auxilium on behalf of the Company are approximately $192,000, which are reimbursable to Auxilium under the Auxilium Agreement.  These patent costs are creditable against future royalty revenues. For each period presented below net patent costs consisted of:

	March 31,	December 31,
	2014	2013
Patents	$623,828	$472,375
Accumulated Amortization	(301,221)	(256,376)
	$322,607	$215,999

The amortization expense for patents for the three months ended March 31, 2014 was approximately $45,000. In the comparable period of 2013, the amortization expense for patents was approximately $16,000. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2015	$38,000
2016	32,000
2017	32,000
2018	32,000
2019	32,000

7. PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company's deferred tax assets pursuant to Accounting Standards Codification 740-10-50 consist of stock-based compensation and deferred revenues. For the three month period ended March 31, 2014, the provision for income taxes was $0.4 million.  For the three month period ended March 31, 2014, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of March 31, 2014, our remaining deferred tax assets were approximately $1.5 million.

For the three month period ended March 31, 2013, the provision for income taxes was $0.7 million.  For the three month period ended March 31, 2013, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of March 31, 2013, our remaining deferred tax assets were approximately $1.6 million.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on May 9, 2014.

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

Operational Highlights

On January 8, 2014, we announced top-line data from the phase II dose escalation clinical trial of CCH for the treatment of human lipoma. The primary efficacy outcome of active reduction of the visible surface area of the lipoma as measured by caliper was met, combining all patients (p<0.0001). There were no serious adverse events reported during the trial.

In January 2014, our partner Auxilium launched XIAFLEX, the first and only proven safe and effective FDA-approved treatment for Peyronie’s disease in men with a palpable plaque and a curvature deformity of >30° at the start of therapy. Peyronie’s disease can be a devastating disease for patients and their partners and is estimated to be prevalent in 3-9% of adult men.

On February 24, 2014, Auxilium announced that the FDA accepted their submission of a supplemental Biologics License Application (“sBLA”) requesting approval of XIAFLEX for the treatment of two Dupuytren’s contracture cords concurrently. The PDUFA date for the sBLA filing is October 20, 2014.

On April 7, 2014, our partner Auxilium and Sobi announced that Sobi became the Market Authorisation Holder (MAH) for XIAPEX in 28 EU member countries, Norway, and Iceland on April 3, 2014. As the MAH, Sobi has now elected to file for market authorization for XIAPEX for the treatment of Peyronie’s disease and work is on-going for that filing in the EU.

On April 14, 2014, our partner Auxilium and Sobi announced that encore data were presented from multiple clinical trials evaluating the use of XIAFLEX /XIAPEX in adult patients with Peyronie’s disease. These data were presented at the 29th Annual European Association of Urology (EAU) Congress held April 11-15, 2014 in Stockholm, Sweden.

Outlook

For the quarter ended March 31, 2014, we generated revenue from one primary source: in connection with the Auxilium Agreement.  Under the Auxilium Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX as described above.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The information at March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2013 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014. While our significant accounting policies are described in more detail in the notes to our unaudited consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Under the DFB Agreement, pursuant to which we sold our topical collagenase business to DFB, we had the right to receive earn-out payments based on sales of certain products. This right to receive payments on Santyl sales expired in August 2013. Generally, under the DFB Agreement we would receive payments and a report within ninety (90) days from the end of each calendar year after DFB had sold the royalty-bearing product. DFB provided us earn-out reports on a quarterly basis. In 2013, BioSpecifics recognized all income from the Santyl sales under the DFB agreement, and, in March 2014 we received the corresponding cash payment for the income recognized in 2013.

Reimbursable Third Party Development Costs. We accrue patent expenses for research and development that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2014 our estimated net reimbursable third party patent costs accrual was approximately $192,000.

Receivables and Deferred Revenue. Accounts receivable as of March 31, 2014 is approximately $1.9 million, which consists of royalties and mark-up on costs of goods sold due from Auxilium in accordance with the terms of the Auxilium Agreement. Deferred revenue of $0.2 million consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

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

As of March 31, 2014, we have capitalized $3.35 million related to this agreement which will be amortized over approximately five years, beginning in the second quarter of 2014, which represents the period estimated to be benefited using the straight-line method. In accordance with Accounting Standards Codification 350, Intangibles, Goodwill and Other, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method. We perform an evaluation of the recoverability of the carrying value of our intangible assets to determine if facts and circumstances indicate that the carrying value of intangible assets may be impaired and if any adjustment is warranted. Based on our evaluation as of March 31, 2014, no impairment existed for intangible assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Revenues

Product Revenues, net

Product revenues include the sales of the collagenase for laboratory use recognized at the time it is shipped to customers. We had a small amount of revenue from the sale of collagenase for laboratory use.  For the three months ended March 31, 2014 and 2013 product revenues were $3,678 and $2,243, respectively. This decrease was primarily related to the amount of material required to perform testing and additional research by our customers.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement and earn-out revenues associated with the DFB Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended March 31, 2014 were $2.7 million as compared to royalty, mark-up on cost of goods sold and earn-out revenues of $3.4 million in the 2013 period, a decrease of $0.7 million or 20%. Royalty and the mark-up on cost of goods sold revenues recognized under the Auxilium Agreement were $2.7 million for the 2014 period compared to $2.4 million in the 2013 period. The increase of $0.3 million was due to increased net sales of XIAFLEX during 2014 period reported to us by Auxilium.

Under the earn-out payment provision of the DFB Agreement, we had the right to receive earn-out revenues from DFB after certain net sales levels were achieved. This right to receive payments on Santyl sales expired in August 2013. Revenues recognized under the DFB Agreement were zero for the three months ended March 31, 2014 as compared to $1.0 million in the 2013 period. The change in revenue was entirely due to the August 2013 expiration of the right to receive payments on Santyl.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three months ended March 31, 2014 and 2013, we recognized total licensing and milestone revenue of approximately $17,283 and $544,881, respectively. Certain licensing fees recognized are related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period. For the three months ended March 31, 2014, we recognized licensing revenue related to the development of XIAFLEX of approximately $17,283 as compared to $44,881 in the 2013 period. In the 2013 period, licensing fees recognized of $0.5 million were related to the exercise by Auxilium of its exclusive option to expand the field of its license for injectable collagenase to include the potential treatment of adult patients with edematous fibrosclerotic panniculopathy, commonly known as cellulite.

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

Research and Development Activities and Expenses

Research and development expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. Research and development expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. Research and development expenses were $382,704 and $294,874, respectively, for the three months ended March 31, 2014 and 2013, representing an increase in 2014 of $87,830, or 30%. This increase in research and development expenses was primarily due to expenses related to our clinical development and research programs.

We are currently working to develop CCH for the treatment of human and canine lipoma and have begun a pre-clinical study in uterine fibroids.

The following table summarizes our research and development expenses related to our clinical development programs.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Program
Canine Lipoma	$116,864	$90,071
Human Lipoma	76,315	43,837
Uterine Fibroids	50,959	1,640

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.2 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of approximately $0.4 million, or 23%, from 2013. The decrease in general and administrative expenses was due to lower third party licensing fees, legal, consulting services and investor relations partially offset by third party royalty fees.

Other Income and expense

Other income for the three months ended March 31, 2014 was $8,121 compared to $5,866 in the 2013 period. Other income in both periods consisted mostly of interest earned on our investments.

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

For the three month period ended March 31, 2014 our provision for income taxes was $0.4 million. The provision for income taxes for the three month period ended March 31, 2014 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. For the three month period ended March 31, 2014, the valuation allowance with respect to our net deferred tax assets remained unchanged.  As of March 31, 2014, our remaining deferred tax assets were approximately $1.5 million.

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

Net Income

For the three months ended March 31, 2014 we recorded net income of $0.8 million, or $0.12 per basic common share and $0.11 per diluted common share, compared to net income of $1.4 million, or $0.21 per basic common share and $0.19 per diluted common share for the same period in 2013.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2014 and December 31, 2013, we had cash and cash equivalents and investments in the aggregate of approximately $16.9 million and $12.6 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $3.9 million. Cash provided by operations in the 2014 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and royalties and mark-up on cost goods sold revenues under the Auxilium Agreement. Cash provided by operations in the 2013 period resulted primarily from our operating income for the period, a payment of earn-out royalties due under the DFB Agreement on an annual basis and licensing fees, milestones, royalties and mark-up on cost goods sold revenues under the Auxilium Agreement.

Net cash used in investing activities for the three months ended March 31, 2014 was $1.0 million as compared to net cash provided by investing activities of $157,000 for the 2013 period. The net cash used in investing activities in the 2014 reflects the maturing of $2.2 million and reinvestment of $3.2 million in marketable securities. The net cash provided by investing activities in the 2013 period reflects the maturing of $3.2 and reinvestment of $3.0 million in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2014 was $0.4 million as compared to net cash used in financing activities of $0.2 million in the compared period of 2013. In the 2014 period, net cash provided by financing activities was mainly due to excess tax benefits related to share-based payments and proceeds received from stock option exercises partially offset by the repurchase of our common stock under our stock repurchase program of $81,000. In the 2013 period, net cash used in financing activities was mainly due to the repurchase of our common stock under our stock repurchase program.

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

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and short-term investments at March 31, 2014, amounting to approximately $16.9 million, were maintained in bank demand accounts, money market accounts, and certificates of deposit. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the nine month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2014, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
				$2,000,000	(5)
January 1, 2014 – January 31, 2014	-	-	-	$2,000,000
February 1, 2014 – February 28, 2014	960	$20.77	170,432	$1,980,058
March 1, 2014 – March 31, 2014	2,265	$26.94	172,697	$1,919,028

(1)	On June 4, 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Exchange Act of up to $2.0 million of our outstanding common stock over a period of 12 months. On June 20, 2011, we announced that our Board of Directors had reauthorized this stock repurchase program. On November 15, 2012, we announced that our Board of Directors had reauthorized this stock repurchase program.
(2)	The purchases were made in open-market transactions.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.
(4)	On November 15, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.
(5)	On December 10, 2013, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-KSB filed with the Commission on March 2, 2007)
3.2	Registrant’s Amended and Restated By-laws as amended February 25, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed with the Commission on March 7, 2014)
3.3	Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Commission on February 26, 2014)
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

 * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 9, 2014	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and
Principal Financial Officer