Form 10-Q
period 2015-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2015-05-11
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding May 5, 2015
Common Stock ($.001 par value)	6,739,712

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this quarterly report on Form 10-Q (this “Report”), the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp.

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things, successful commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease; successful development of CCH for additional indications including human lipoma; the timing and nature of the next trial by Endo with respect to the use of XIAFLEX for the treatment of frozen shoulder; the timing and plans for a phase IIb trial of CCH in cellulite; the ability to successfully develop and commercialize our drug candidates; the funding of research and development at medical institutions; Endo’s willingness to exclusively license the human lipoma indication upon completion of the appropriate opt-in study; future development of uterine fibroids; the projected receipt and amounts of royalty, milestone and opt-in payments from Endo; the provision for estimated uncollectible accounts; the buy-down of royalty obligations; cost accrual amounts; the adoption of new accounting pronouncements and their impact; the effect of changes in interest rates on the Company’s results of operations, financial position and cash flow; changes in internal controls; the ability of internal controls and procedures to achieve desired control objectives; the certainty of tax positions; the sufficiency of our available funds to meet our operational cash needs; the fair value of our carrying amounts and stock option awards; whether the Company’s bank account balances will exceed insured limits; the Company’s maintenance of allowances for doubtful accounts; the measurement of costs charged to research and development; the increase in general and administrative expenses; the recognition of currently unrecognized compensation cost related to stock options; the valuation assumptions used to value employee stock-based awards; the credit risk on our cash; our revenue recognition policies; our milestone achievements and payments; the timing and length of our development period; the nature of our accounts receivable balance; increases in our third-party royalty expenses; and our accounting policies. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “assume,” “potential,” “plan,” “estimate,” “likely,” “may,” “will,” “can,” “could,” “continue,” “project,” “predict,” “goal,” “should,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions.  There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Pharmaceuticals Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma, canine lipoma and uterine fibroids, all of which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income BioSpecifics may receive; the potential of CCH to be used in additional indications; Endo modifying its objectives or allocating resources other than to CCH; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2014, and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,733,859	$9,810,816
Short term investments	13,010,685	10,900,436
Accounts receivable, net	3,656,516	2,938,731
Investment interest receivable	66,576	48,316
Income tax receivable	639,120	653,116
Deferred tax asset	16,907	16,907
Deferred royalty buy-down	628,723	569,641
Prepaid expenses	236,730	210,847
Total current assets	28,989,116	25,148,810

Long-term Investments	1,250,000	1,250,000
Deferred royalty buy-down – long term	3,085,706	3,271,120
Deferred tax assets –long term	1,062,705	1,061,864
Patent costs, net	284,193	295,030

Total assets	$34,671,720	$31,026,824

Liabilities and stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	783,581	543,696
Deferred revenue	49,378	49,378
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	911,097	671,212

Long-term deferred revenue	86,412	98,757

Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,074,209 and 7,062,209 shares issued, 6,739,712 and 6,730,622 outstanding as of March 31, 2015 and December 31, 2014, respectively	7,074	7,062
Additional paid-in capital	26,260,165	25,059,458
Retained earnings	11,951,878	9,620,978
Treasury stock, 334,497 and 331,587 shares at cost as of March 31,2015 and December 31, 2014, respectively	(4,544,906)	(4,430,643)
Total stockholders’ equity	33,674,211	30,256,855

Total liabilities and stockholders’ equity	$34,671,720	$31,026,824

See accompanying notes to condensed consolidated financial statements

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Royalties	$5,594,109	$2,740,318
Licensing revenues	12,345	17,283
Total Revenues	5,606,454	2,757,601

Costs and expenses:
Research and development	239,465	382,704
General and administrative	1,803,122	1,246,305
Total Cost and Expenses	2,042,587	1,629,009

Operating income	3,563,867	1,128,592

Other income:
Interest income	13,720	6,971
Other income	4,633	4,828
	18,353	11,799

Income before income tax expense	3,582,220	1,140,391
Income tax expense	(1,251,320)	(386,402)

Net income	$2,330,900	$753,989

Basic net income per share	$0.35	$0.12
Diluted net income per share	$0.32	$0.11

Shares used in computation of basic net income per share	6,739,047	6,378,859
Shares used in computation of diluted net income per share	7,218,033	7,022,172

See accompanying notes to condensed consolidated financial statements

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2015	2014
Net income	$2,330,900	$753,989
Adjustments to reconcile net income to net cash provided By operating activities:
Amortization	172,554	44,845
Stock-based compensation expense	5,354	5,354
Deferred tax expense (benefit)	(841)	5,020
Gain on the sale of fixed assets	-	(1,150)
Changes in operating assets and liabilities:
Accounts receivable	(717,785)	3,072,312
Income tax receivable	13,996	(38,268)
Investment interest receivable	(18,260)	10,296
Prepaid expenses	(25,883)	(1,428)
Patent costs	-	(151,453)
Accounts payable and accrued expenses	239,885	242,809
Deferred revenue	(12,345)	(17,283)
Net cash provided by operating activities	1,987,575	3,925,043

Cash flows from investing activities:
Maturity of marketable investments	5,197,986	2,206,964
Purchases of marketable investments	(7,343,620)	(3,213,002)
Proceeds from sale of fixed asset	-	1,150
Net cash used in investing activities	(2,145,634)	(1,004,888)

Cash flows from financing activities:
Proceeds from stock option exercises	37,200	66,100
Payments for repurchase of common stock	(114,263)	(80,971)
Excess tax benefits from share-based payment arrangements	1,158,165	404,650
Net cash provided by financing activities	1,081,102	389,779

Increase in cash and cash equivalents	923,043	3,309,934
Cash and cash equivalents at beginning of year	9,810,816	5,624,860
Cash and cash equivalents at end of period	$10,733,859	$8,934,794

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	-	-
Taxes	$80,000	$15,000

See accompanying notes to condensed consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015
(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum, or CCH, for multiple indications. We have a development and license agreement with Auxilium Pharmaceuticals, Inc. (“Auxilium”) for injectable collagenase (named XIAFLEX®) for marketed indications and CCH for indications in development.  On January 29, 2015, Auxilium was acquired by Endo International plc (“Endo”) (the “Acquisition”) and is now a wholly owned subsidiary of Endo. Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for XIAPEX® (the EU trade name for XIAFLEX) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling XIAPEX in Europe for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Endo also has an agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.  Endo has an option to acquire the rights to additional indications that we may pursue, including human lipoma, and acquired this option in connection with the Acquisition. Prior to the Acquisition, Auxilium had this option and exercised its option  to acquire the rights to frozen shoulder, cellulite and canine lipoma indications.

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

The information included in this Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its deferred tax assets and deferred royalty buydown. For further details see notes “Provision for Income Taxes” and “Third Party Royalties and Royalty Buy-Down.” Actual results could differ from those estimates.

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit and pre-refunded municipal bonds. All investments are classified as held to maturity. As of March 31, 2015 and December 31, 2014, the aggregate fair value of these investments was $14.3 million and $12.2 million, respectively. No unrealized gains or losses were recorded in the balance sheet in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the nature of those instruments. As of March 31, 2015 and 2014, there were no recorded unrealized gains or losses on our held to maturity investments as they are held to maturity.

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

At March 31, 2015 and 2014, our accounts receivable balances were $3.7 million and $2.9 million, respectively. Our accounts receivables until January 29, 2015 were from one customer, Auxilium, and due to the Acquisition, our accounts receivables from January 29, 2015 on have been from one customer, Endo.

The Company is dependent on one customer who generates almost all its revenues. This one customer was Auxilium until the Acquisition on January 29, 2015. From January 29, 2015 on, this one customer has been Endo. In the quarters ended March 31, 2015 and 2014, the licensing, sublicensing, milestones and royalty revenues were $5.6 million and $2.7, respectively.

Revenue Recognition

We currently recognize revenues resulting from the licensing and sublicensing of the use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

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

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Royalty / Mark-Up on Cost of Goods Sold

For those arrangements for which royalty and mark-up on cost of goods sold information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period in which it is earned. For interim quarterly and year-end reporting purposes, when collectability is reasonably assured, but a reasonable estimate of royalty and mark-up on cost of goods sold cannot be made, the royalty and mark-up on cost of goods sold are generally recognized in the quarter that the applicable licensee provides the written report and related information to us.

Under our Second Amended and Restated Development and Licensing Agreement with Auxilium (the “Auxilium Agreement”), which Endo assumed in the Acquisition, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up on the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Endo provides the written reports and related information to us; that is, royalty and mark-up on cost of goods sold revenues are generally recognized one quarter following the quarter in which the underlying sales by Endo occurred. The royalties payable by Endo to us are subject to set-off for certain patent costs.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, is primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our or our partners’ submission, assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the three months ended March 31, 2015, we repurchased 2,910 shares at an average price of $39.27 as compared to 3,225 shares at an average price of $25.10 in the 2014 period.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Prior to January 29, 2015, our accounts receivable balance was typically due from Auxilium and from January 29, 2015 on, due to the Acquisition, our accounts receivable balance has been due from Endo, our one large pharmaceutical customer.  Auxilium and Endo have historically paid timely and have been a financially stable as organizations.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a credit to accounts receivable.

Deferred Revenue

Nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. For the three months ended March 31, 2015 and 2014, we recognized deferred revenue of $12,345 and $17,283, respectively. At March 31, 2015 and December 31, 2014, our remaining deferred revenue balances were $135,790 and $148,135, respectively.

Reimbursable Third Party Development Costs

We accrued patent expenses for research and development (“R&D”) that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2015 and December 31, 2014 our net reimbursable third party patent expense accrual was approximately $15,000 and $34,000, respectively.

Third Party Royalties

We have entered into licensing and royalty agreements with the Research Foundation of the State University of New York at Stony Brook and Dr. Martin K. Gelbard and have agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that the disclosed royalty rates payable to a particular third party are the same or similar with respect to the royalty rates payable to other third parties.  We accrued third party royalty expenses on net sales reported to us by Auxilium through January 29, 2015 and we have accrued third party royalty expenses on net sales reported to us by Endo since January 29, 2015. Third party royalty costs are generally expensed in the quarter that Auxilium provided or Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Auxilium, or Endo due to the Acquisition, occurred. For the three months ended March 31, 2015 and 2014, third party royalty expenses were $0.4 million and $0.1 million, respectively. We expect our third party royalty expenses under general and administrative expenses will continue to increase if net sales by Endo for XIAFLEX increase and potential new indications for CCH are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, two of which have been paid as of March 31, 2015.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion to the total estimated sales over the five year period. For the three months ended March 31, 2015, we amortized approximately $126,000 related to this agreement. As of March 31, 2015, the remaining capitalized balance was $3.10 million. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of March 31, 2015, no impairment existed.

R&D Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. We may fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

Stock-Based Compensation

The Company has one stock-based compensation plan in effect. Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock options including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

Under the ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. No stock options were granted in each of the periods ended March 31, 2015 and 2014.

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

Stock-based compensation expense of $5,354 was recognized for the three months ended March 31, 2015 and 2014 in general and administrative expenses.

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	759,958	$11.04	3.12	$23,483,235
Grants	-	-	-	-
Exercised	(12,000)	3.10	-	450,467
Forfeitures or expirations	-	-	-	-
Outstanding at March 31, 2015	747,958	11.16	2.91	23,924,725

Exercisable at March 31, 2015	716,708	$10.55	2.77	$20,494,302

During the three months ended March 31, 2015 and 2014, the Company received $37,200 and $66,100, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $39.15 on March 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $52,000 in unrecognized compensation cost related to stock options outstanding as of March 31, 2015, which we expect to recognize over 2.5 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. As of March 31, 2015 and December 31, 2014, property and equipment were fully depreciated.

Comprehensive Income

For the three months ended March 31, 2015 and 2014, we had no components of other comprehensive income other than net income itself.

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

We use the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification. Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax basis of assets and liabilities at the statutory rates enacted for future periods. We classify interest associated with income taxes under interest expense and tax penalties under other.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of March 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

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

	Three Months Ended March 31,
	2015	2014
Stock options	20,000	105,000

At March 31, 2015, the Company had 20,000 options outstanding which vest upon the achievement of certain performance criteria, which has not yet been met.  These options expire on December 2, 2019 and have an exercise price of $29.21.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Trade accounts payable and accrued expenses	$470,075	$309,188
Accrued legal and other professional fees	133,631	65,205
Accrued payroll and related costs	179,875	169,303
Total	$783,581	$543,696

5.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their remaining estimated useful lives, ranging from one to twelve years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of March 31, 2015, there was no indicator that an impairment existed.

We capitalized legal patent costs related to patent prosecution and maintenance. For the three months ended March 31, 2015, we did not increase our capitalized patent costs as no information was reported to us by Auxilium through January 29, 2015 or Endo from January 29, 2015 on. These patent costs are creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	March 31, 2015	December 31, 2014
Patents	$671,326	$671,326
Accumulated Amortization	(387,133)	(376,296)
	$284,193	$295,030

The amortization expense for patents for the three months ended March 31, 2015 was approximately $11,000. In the comparable period of 2014, the amortization expense for patents was approximately $192,000. The estimated aggregate amortization expense for the, in dollars, for the remaining nine months of 2015 and each of the years below is approximately as follows:

2015	$33,000
2016	35,000
2017	35,000
2018	35,000
2019	35,000
2020	24,000

6.	PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company’s deferred tax assets consist of stock-based compensation and deferred revenues. For the three month period ended March 31, 2015, the provision for income taxes was $1.3 million. As of March 31, 2015 and December 31, 2014, our remaining deferred tax assets were approximately $1.1 million.

For the three month period ended March 31, 2014, the provision for income taxes was $0.4 million.  For the three month period ended March 31, 2014, the valuation allowance with respect to the Company’s net deferred tax assets remained unchanged.  As of March 31, 2014, our remaining deferred tax assets were approximately $1.5 million.

As of March 31, 2015, the Company believes that there are no significant uncertain tax positions and no amounts have been recorded for interest and penalties.

7.	SUBSEQUENT EVENTS

On April 22, 2015, we announced the appointment of two new members to our Board of Directors, Ms. Jennifer Chao and Jyrki Mattila, M.D., Ph.D.  Ms. Jennifer Chao will serve as the Audit Committee financial expert.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum, or CCH, for multiple indications. We have a development and license agreement with Auxilium for injectable collagenase (named XIAFLEX®) for marketed indications and CCH for indications in development.  On January 29, 2015, Auxilium was acquired by Endo and is now a wholly owned subsidiary of Endo. Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Sobi, pursuant to which Sobi has marketing rights for XIAPEX® (the EU trade name for XIAFLEX) for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling XIAPEX in Europe for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi, pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Endo also has an agreement with Actelion, pursuant to which Actelion has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Canada, Australia, Brazil and Mexico.  Endo has an option to acquire the rights to additional indications that we may pursue, including human lipoma, and acquired this option in connection with the Acquisition. Prior to the Acquisition, Auxilium had this option and exercised its option  to acquire the rights to frozen shoulder, cellulite and canine lipoma indications.

Operational Highlights

In January 2015, the EU Commission approved Sobi’s expansion to market XIAPEX for the treatment of adult men with Peyronie’s disease with a palpable plaque and curvature deformity of at least 30 degrees at the start of therapy.  XIAFLEX and XIAPEX are currently approved in the U.S. and EU for the treatment of Peyronie’s disease.

On March 12, 2015, Endo provided an update on the results of the phase IIb study of CCH for the treatment of frozen shoulder without releasing all of the top-line data.  Endo noted that a full-scale analysis of the data is ongoing and they anticipate being ready to move into the next trial by the end of the year. No FDA-approved pharmaceutical therapies are currently available for the treatment of frozen shoulder.

On March 12, 2015, Endo announced that it had fully transitioned all FDA interactions from Auxilium to Endo and that Endo had met directly with the FDA to discuss protocols, endpoints and timelines.  Endo further noted that they expect to start the phase IIb clinical trial of CCH for the treatment of cellulite by the end of the year.

Outlook

We generated revenue from primarily one source, the Auxilium Agreement.  Under the Auxilium Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale and approval of XIAFLEX as described above.

Significant Risks

We are dependent to a significant extent on third parties, and our principal licensee, Endo, may not be able to continue successfully commercializing XIAFLEX for Dupuytren’s contracture and Peyronie’s disease, successfully develop CCH for additional indications, obtain required regulatory approvals, manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and as a result we may not achieve sustained profitable operations. For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item 1A of Part 2 within this report and under item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The financial information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2014 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2014 audited condensed consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

            Revenue Recognition

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

We recognize revenues from product sales in other income when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and payment is reasonably assured.

            Royalty / Mark-up on Cost of Goods Sold

For those arrangements for which royalty and mark-up on cost of goods sold information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes, when collectability is reasonably assured, but a reasonable estimate of royalty and mark-up on cost of goods sold cannot be made, the royalty and mark-up on cost of goods sold revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us.

Under the Auxilium Agreement, we do not participate in the selling, marketing or manufacturing of products for which we receive royalties and a mark-up on the cost of goods sold revenues. The royalty and mark-up on cost of goods sold revenues will generally be recognized in the quarter that Endo provides the written reports and related information to us; that is, royalty and mark-up on cost of goods sold revenues are generally recognized one quarter following the quarter in which the underlying sales by Endo occurred. The royalties payable by Endo to us are subject to set-off for certain patent costs.

            Reimbursable Third Party Development Costs

We accrue patent expenses for R&D that are reimbursable by us under the Auxilium Agreement.  We capitalize certain patent costs related to estimated third party development costs that are reimbursable under the Auxilium Agreement. As of March 31, 2015 and December 31, 2014, our estimated net reimbursable third party patent costs accrual was approximately $15,000 and $34,000, respectively.

            Receivables and Deferred Revenue

Accounts receivable as of March 31, 2015 was approximately $3.7 million, which consists of royalties and mark-up on costs of goods sold due from Auxilium until January 29, 2015 and from Endo from January 29, 2015 on in accordance with the terms of the Auxilium Agreement. Deferred revenue of approximately $136,000 consists of licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX.

Third Party Royalties

We have entered into licensing and royalty agreements with the Research Foundation of the State University of New York at Stony Brook and Dr. Martin K. Gelbard and have agreed to pay certain royalties on net sales of products for specific indications.  The royalty rates differ from agreement to agreement and in certain cases have been redacted with the permission of the SEC.  No assumptions should be made that the disclosed royalty rates payable to a particular third party are the same or similar with respect to the royalty rates payable to other third parties. We accrued third party royalty expenses on net sales reported to us by Auxilium until January 29, 2015 and have accrued third party royalty expenses on net sales reported to us by Endo from January 29, 2015 on. Third party royalty costs are generally expensed in the quarter that Auxilium or Endo provided the written reports and related information to us, that is, generally one quarter following the quarter in which the underlying sales by Auxilium or Endo, due to the Acquisition, occurred. For the three months ended March 31, 2015 and 2014, third party royalty expenses was $0.4 million and $0.1 million, respectively. We expect our third party royalty expenses under general and administrative expenses will continue to increase if net sales by Endo for XIAFLEX increase and potential new indications for CCH are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations for Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, two of which have been paid as of March 31, 2015.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion to the total estimated sales over the five year period. For the three months ended March 31, 2015, we amortized approximately $126,000 related to this agreement. As of March 31, 2015, the remaining capitalized balance was $3.10 million. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of March 31, 2015, no impairment existed.

            Stock Based Compensation

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

Further, ASC 718 requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and are revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the Auxilium Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended March 31, 2015 were $5.6 million as compared to $2.7 million in the 2014 period, an increase of $2.9 million or 107%. This increase in royalties and the mark-up on cost of goods sold revenue was primarily due to the increase in sales of XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease, which, in the case of Peyronie’s disease, Auxilium began selling in the first quarter of 2014 in the United States.  Given the one quarter lag in reporting, the royalties reported do not include sales of XIAPEX for the treatment of Peyronie’s disease in Europe, which only began in February of 2015.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized certain licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized them over the expected development period. For the three months ended March 31, 2015, we recognized licensing revenue related to the development of injectable collagenase clostridium histolyticum, or CCH of $12,345, as compared to $17,283 in the 2014 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. R&D expenses were $0.2 million and $0.4 million, respectively, for the three months ended March 31, 2015 and 2014, representing a decrease in 2015 of $0.2 million, or 50%. This decrease in R&D expenses was primarily due to the completion of the canine lipoma trials, the completion of the human lipoma phase I clinical trial and a decrease in pre-clinical costs associated with the uterine fibroid program, which was partially offset by the initiation of the phase II clinical trial of CCH for the treatment of human lipoma.

We are currently working to develop CCH for the treatment of human lipoma and have completed a pre-clinical study in uterine fibroids. Our development work related to CCH for the treatment of canine lipoma has been completed and Auxilium exercised its exclusive option to expand the field of its license for CCH to include the potential treatment of canine lipomas.

The following table summarizes our R&D expenses related to our clinical development programs:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Program
Canine Lipoma	$-	$116,864
Human Lipoma	56,767	76,315
Uterine Fibroids	-	50,959
Other	182,698	138,566

Successful development of drugs is inherently difficult and uncertain.  Our business requires investments in R&D over many years, often for drug candidates that may fail during the R&D process. Even if we are able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX and CCH, to continue to successfully commercialize these drug candidates.

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidate projects;

•	the anticipated completion dates for our drug candidate projects;

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future with respect to our drug candidate projects;

•	the scope, rate of progress of our pre-clinical studies and other R&D activities related to our drug candidate projects;

•	clinical trial results for our drug candidate projects;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our drug candidate projects;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our drug candidate projects;

•	the cost and timing of regulatory approvals with respect to our drug candidate projects; and

•	the cost of establishing clinical supplies for our drug candidate projects.

Our current resources and liquidity are sufficient to advance our significant current R&D projects and Endo will have the option to exclusively license the human lipoma indication upon completion of the appropriate opt-in study.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses were $1.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, an increase of approximately $0.6 million, or 50%, from 2014. The increase in general and administrative expenses was mainly due to increased third party royalty fees, consulting fees, the amortization of the deferred royalty buy-down partially offset by lower legal fees and the amortization of certain patents costs.

Other Income

Other income for the three months ended March 31, 2015 was $18,353 compared to $4,828 in the 2014 period. Other income in both periods consisted of product sales of collagenase for laboratory use and interest earned on our investments.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items.

For the three month period ended March 31, 2015, our provision for income taxes was $1.3 million. The provision for income taxes for the three month period ended March 31, 2015 is based on an estimated effective tax rate derived from an estimate of condensed consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year 2015. As of March 31, 2015, our deferred tax assets were approximately $1.1 million.

Net Income

For the three months ended March 31, 2015, we recorded net income of $2.3 million, or $0.35 per basic common share and $0.32 per diluted common share, compared to a net income of $0.8 million, or $0.12 per basic and $0.11 per diluted common share, for the same period in 2014.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, debt instruments, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2015 and December 31, 2014, we had cash and cash equivalents and investments in the aggregate of approximately $25.0 million and $22.0 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $2.0 million and $3.9 million, respectively. Net cash provided by operating activities in the 2015 period was primarily attributable our net income of $2.3 million, adjustments to reconcile net income to net cash provided by operating activities of $0.2 million and changes in operating assets and liabilities of $0.5 million. Non-cash items included amortization, stock-based compensation expense, deferred taxes and deferred revenue. Net cash provided by operating activities in the 2014 period was primarily attributable our net income of $0.8 million, adjustments to reconcile net income to net cash provided by operating activities of $0.1 million and changes in operating assets and liabilities of $3.1 million. Non-cash items included amortization, stock-based compensation expense, deferred taxes and deferred revenue.

Net cash used in investing activities for the three months ended March 31, 2015 was $2.1 million as compared to $1.0 million for the comparable 2014 period. The net cash used in investing activities in the 2015 reflects the maturing of $5.2 million and reinvestment of $7.3 million in marketable securities. The net cash used in investing activities in the 2014 reflects the maturing of $2.2 million and reinvestment of $3.2 million in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2015 was $1.1 million as compared to $0.4 million in the comparable period of 2014. In the 2015 period, net cash provided by financing activities was mainly due to the excess tax benefits related to share-based payments of $1.2 million and the proceeds received from stock option exercises of approximately $37,000 partially offset by the repurchase of our common stock under our stock repurchase program of $0.1 million. In the 2014 period, net cash provided by financing activities was mainly due to excess tax benefits related to share-based payments of $0.4 million and proceeds received from stock option exercises of approximately $66,000 partially offset by the repurchase of our common stock under our stock repurchase program of $81,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.

Our investment portfolio is subject to interest rate risk, although limited given the nature of the investments, and will fall in value in the event market interest rates increase. All our cash and cash equivalents and investments at March 31, 2015, amounting to approximately $25.0 million, were maintained in bank demand accounts, money market accounts, certificates of deposit and pre-refunded municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2015, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2015, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by us during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan (1)
				$1,170,387
January 1, 2015 – January 31, 2015	260	$37.99	200,580	1,160,511
February 1, 2015 – February 28, 2015	-	-	200,580	1,160,511
March 1, 2015 – March 31, 2015	2,650	$39.39	203,230	$1,056,124

(1)	On December 10, 2013, we announced that our Board of Directors had reauthorized the repurchase of up to $2.0 million of our common stock under the stock repurchase program.
(2)	The purchases were made under the company’s 10b-18 plan.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

Item 6.	Exhibits

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from BioSpecifics Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

 * filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 11, 2015	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer