Form 10-Q
period 2016-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2016-11-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding November 8, 2016
Common Stock ($.001 par value)	7,147,159

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

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things, the continued successful commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease; the continued successful marketing and commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease in Europe, Eurasia, Japan, Canada and Australia; Endo’s ability to obtain  required regulatory approvals; Endo’s ability to manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality; successful development of CCH for additional indications; the ability to successfully develop, market and commercialize our drug candidates; the funding of research and development at medical institutions under agreements that are generally cancellable; the future receipt of payments from Endo, including milestone and royalty payments, in connection with the License Agreement; the recognition of the $8.25 million payment from Endo in connection with the First Amendment;  the plans for the repurchase of stock and reacquired stock; the suspension or discontinuation of the stock repurchase plan; the risk of doubtful accounts and how we provide for estimates of uncollectable accounts; the adoption of new accounting pronouncements and their impact; which accounting policies we consider to be critical to the estimates and judgments used to prepare the unaudited condensed consolidated financial statements; the effect of changes in interest rates on the Company’s results of operations, financial position and cash flow; changes in internal controls; the ability of internal controls and procedures to achieve desired control objectives; the existence of significant uncertain tax positions and provision for income taxes; the sufficiency of the Company’s available funds and cash flow from operations to meet our operational cash needs; whether the carrying amounts of the Company’s financial instruments approximate fair value due to the nature of the instruments; the changes in the Company’s exposure to market risk; the fair value of the Company’s stock option awards; whether the Company’s bank account balances will exceed insured limits; whether the Company is exposed to any significant credit risk on our cash; our milestone achievements and payments; whether we will continue to make payments to buy down our future royalty obligations; whether we will experience uneven payment flows due to the variance in financial terms in contracts with third parties to perform clinical trial activities and ongoing development of potential drugs; estimates concerning our development period; our interpretation of the definition of milestone; whether the Company will choose to cancel the lease prior to the expiration of the term; whether and when we will hear from Endo the results of their analysis regarding the CCH pipeline: the timing of Endo’s determination of clinical trial timelines for additional indications; and the nature of our accounts receivable balance. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “estimate,” “likely,” “may,” “will,” “can,” and “could,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions.  There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications including frozen shoulder, cellulite, human lipoma, canine lipoma, uterine fibroids, plantar fibromatosis and lateral  hip fat all of which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income BioSpecifics may receive; the potential of CCH to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX; and other risk factors identified in BioSpecifics’ Quarterly Reports on Form 10Q for the periods ended March 31, 2016 and June 30, 2016 and its Annual Report on Form 10-K for the year ended December 31, 2015 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,747,745	$5,137,875
Short term investments	45,075,570	28,347,542
Accounts receivable	3,846,752	2,547,920
Income tax receivable	-	916,843
Deferred royalty buy-down	1,215,620	1,017,981
Prepaid expenses and other current assets	554,401	383,810
Total current assets	55,440,088	38,351,971

Long-term investments	1,443,099	3,596,541
Deferred royalty buy-down – long term, net	1,913,697	2,851,423
Deferred tax assets, net	3,370,836	622,972
Patent costs, net	268,928	275,206

Total assets	$62,436,648	$45,698,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	991,867	611,009
Income taxes payable	279,333	-
Deferred revenue	1,223,479	149,378
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,572,817	838,525

Long-term deferred revenue	6,642,441	49,379

Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,545,167 and 7,290,167 shares issued, 7,149,559 and 6,918,579 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	7,545	7,290
Additional paid-in capital	32,650,938	31,797,418
Retained earnings	27,694,041	19,238,610
Treasury stock, 395,608 and 371,588 shares at cost as of September 30, 2016 and December 31, 2015, respectively	(7,131,134)	(6,233,109)
Total stockholders’ equity	53,221,390	44,810,209

Total liabilities and stockholders’ equity	$62,436,648	$45,698,113

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Royalties	$6,119,815	$5,277,494	$18,843,273	$15,574,234
Licensing revenues	762,345	1,012,345	787,034	1,037,034
Total Revenues	6,882,160	6,289,839	19,630,307	16,611,268

Costs and expenses:
Research and development	312,907	258,837	1,005,884	755,038
General and administrative	1,843,368	1,709,044	5,909,785	5,307,431
Total Cost and Expenses	2,156,275	1,967,881	6,915,669	6,062,469

Operating income	4,725,885	4,321,958	12,714,638	10,548,799

Other income:
Interest income	80,674	26,744	200,704	58,946
Other income	6,254	1,477	37,448	6,110
	86,928	28,221	238,152	65,056

Income before income tax expense	4,812,813	4,350,179	12,952,790	10,613,855
Provision for income tax expense	(1,759,220)	(1,479,200)	(4,497,359)	(3,654,772)

Net income	$3,053,593	$2,870,979	$8,455,431	$6,959,083

Basic net income per share	$0.43	$0.42	$1.20	$1.02
Diluted net income per share	$0.42	$0.39	$1.16	$0.96

Shares used in computation of basic net income per share	7,062,543	6,892,637	7,031,068	6,797,506
Shares used in computation of diluted net income per share	7,280,375	7,316,287	7,277,780	7,259,338

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2016	2015
Net income	$8,455,431	$6,959,083
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,215,814	647,071
Stock-based compensation expense	100,428	72,305
Deferred tax expense	(2,747,864)	441,211
Changes in operating assets and liabilities:
Accounts receivable	(1,298,832)	(1,273,079)
Income tax receivable	916,843	(521,121)
Prepaid expenses and other current assets	(170,591)	(136,152)
Patent costs	(23,341)	(24,204)
Accounts payable and accrued expenses	380,858	107,372
Income taxes payable	279,333	-
Deferred revenue	7,667,163	(37,034)
Net cash provided by operating activities	14,775,242	6,235,452

Cash flows from investing activities:
Maturity of marketable investments	32,548,040	11,043,544
Purchases of marketable investments	(47,568,734)	(24,422,334)
Net cash used in investing activities	(15,020,694)	(13,378,790)

Cash flows from financing activities:
Proceeds from stock option exercises	529,300	2,813,984
Payments for repurchase of common stock	(898,025)	(1,182,068)
Excess tax benefits from share-based payment arrangements	224,047	3,188,682
Net cash (used in) provided by financing activities	(144,678)	4,820,598

Decrease in cash and cash equivalents	(390,130)	(2,322,740)
Cash and cash equivalents at beginning of year	5,137,875	9,810,816
Cash and cash equivalents at end of period	$4,747,745	$7,488,076

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$5,825,000	$546,000

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016
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

Additionally, we agreed that Endo may opt-in early to indications, prior to our submission of a clinical trial report, with our consent, such consent not to be unreasonably withheld. For early opt-ins, Endo will be required to make an opt-in payment of $0.5 million on a per indication basis. For regular opt-ins, following our submission of a clinical trial report, Endo will be required to make an opt-in payment of $0.75 million on a per indication basis.

The two marketed indications involving our injectable collagenase are Dupuytren’s contracture and Peyronie’s disease. Prior to the Acquisition, Auxilium had, and after the Acquisition, Endo has, opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. We manage the development of CCH for uterine fibroids and initiate the development of CCH in new potential indications, not licensed by Endo.

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

The information included in this Report should be read in conjunction with the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Quarterly Reports on Form 10Q for the periods ended March 31, 2016 and June 30, 2016 filed with the SEC on May 10, 2016 and August 9, 2016, respectively and our Annual Report on Form 10-K for the period ended December 31, 2015 filed with the SEC on March 14, 2016.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit and municipal bonds. All investments are classified as held to maturity. As of September 30, 2016 and December 31, 2015, the aggregate fair value of these investments was $46.5 million and $31.9 million, respectively.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. As of September 30, 2016 and December 31, 2015, there were no recorded unrealized gains or losses on our investments as they are held to maturity. As of September 30, 2016, amortized cost basis of the investments approximate their fair value. At September 30, 2016 and December 31, 2015, the amortized premium included in interest income was $446,000 and $316,000, respectively.

The following table presents the Company’s schedule of maturities at September 30, 2016 and December 31, 2015:

	Maturities as of September 30, 2016		Maturities as of December 31, 2015

	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year

Municipal bonds	$6,917,696	$-	$6,461,216	$155,826

Corporate Bonds	31,218,996	1,194,049	9,882,285	1,597,715

Certificates of deposit	6,938,878	249,050	12,004,041	1,843,000
Total	$45,075,570	$1,443,099	$28,347,542	$3,596,541

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

As of September 30, 2016, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2016 and December 31, 2015:

September 30, 2016	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$1,894,904	$1,894,904	-	-

Investments	Municipal Bonds	6,917,696	-	$6,917,696	-

Investments	Corporate Bonds	32,413,045	-	32,413,045	-

Investments	Certificates of Deposit	7,187,928	7,187,928	-	-

December 31, 2015	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$715,784	$715,784	-	-

Investments	Municipal Bonds	6,617,042	-	$6,617,042	-

Investments	Corporate Bonds	11,480,000	-	11,480,000	-

Investments	Certificates of Deposit	13,847,041	13,847,041	-	-

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

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the three and nine months ended September 30, 2016, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $6.9 million and $19.6 million, respectively, and for the three and nine months ended September 30, 2015, the licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $6.3 million and $16.6 million, respectively.

At September 30, 2016 and December 31, 2015, our accounts receivable balances were $3.8 million and $2.5 million, respectively.

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

Pursuant to the First Amendment with Endo, in exchange for a $8.25 million lump sum payment, we will not receive future additional mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S.; provided, however, that Endo will still be required to pay a mark-up on cost of goods sold for sales made in the “Endo Territory,” which includes sales made in the U.S. and sales made in any other country where Endo sells the product directly or through affiliated sublicensees. We received this $8.25 million lump sum payment in February 2016. We classified this payment as deferred revenue in our balance sheet and began recognizing this income over time in the second quarter of 2016 based on sales by non-affiliated sublicensees of Endo outside of the U.S. according to our revenue recognition policy. We recognized approximately $274,000 and $546,000 for the three and nine months ended September 30, 2016, and zero in each of the 2015 corresponding periods.

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing and milestone payments in “License Revenues” in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q.

Upfront License and Sublicensing Fees

We generally recognize revenue from upfront licensing and sublicensing fees when the license or sublicense agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. We recognized licensing fees related to the exercise of an opt-in right by Endo for the human lipoma indication of $750,000 for the three and nine months ended September 30, 2016 as compared to zero in each of the 2015 periods. Nonrefundable upfront technology license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. We recognized deferred revenue of $12,345 and $37,034 for the three and nine months ended September 30, 2016, respectively, and $12,345 and $37,034 for the three and nine months ended September 30, 2015, respectively.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, are primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our or our partners’ submission, assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period. We did not recognize any milestone revenue in the three and nine month periods ended September 30, 2016. Milestone revenue recognized for the three and nine months ended September 30, 2015 was $1.0 million in each period.  The $1.0 million milestone revenue recognized in the 2015 periods related to the first commercial sale of XIAFLEX by Asahi for the treatment of Dupuytren's contracture in Japan.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the nine months ended September 30, 2016, we repurchased 24,020 shares at an average price of $37.39 as compared to the repurchase of 27,433 shares at an average price of $43.07 in the corresponding 2015 period.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2016 and December 31, 2015 our accounts receivable balance was $3.8 million and $2.5 million, respectively, and was from one customer, Endo.

Deferred Revenue

Deferred revenue consists of the remaining $7.7 million related to the First Amendment with Endo of mark-up on cost of goods sold revenue for sales by non-affiliated sublicensees, approximately $62,000 related to nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development and $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. Currently, the Company expects to recover the full amount. As of September 30, 2016 and December 31, 2015, deferred revenue was $7.9 million and $0.2 million, respectively.

Reimbursable Third-Party Development Costs

We accrued patent expenses for that are reimbursable by us under the License Agreement.  We capitalize certain patent costs related to estimated third-party development costs that are reimbursable under the License Agreement. As of September 30, 2016 and December 31, 2015, our net reimbursable third party patent expense accrual was approximately $25,000 and $20,000, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed in the quarter that Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Endo occurred. For the three and nine month periods ended September 30, 2016, third-party royalty expenses were $0.4 million and $1.2 million , respectively, and for the three and nine month periods ended September 30, 2015, third-party royalty expenses were $0.3 million and $1.0 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and XIAPEX increase and potential new indications for CCH are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, three of which have been paid as of September 30, 2016.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. Related to this agreement, we amortized approximately $247,000 and $740,000 for the three and nine months ended September 30, 2016, respectively, and $221,000 and $420,000 for the three and nine months ended September 30, 2015, respectively. The remaining capitalized balance as of September 30, 2016 was $3.1 million. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of September 30, 2016, no impairment existed and no adjustment was warranted.

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

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. No stock options were granted during the nine months ended September 30, 2016 and 2015.

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

Stock-based compensation expense recognized in general and administrative expenses was approximately $33,000 and $100,000 for the three and nine months ended September 30, 2016, respectively, and $33,000 and $72,000 for the three and nine months ended September 30, 2015, respectively.

Stock Option Activity

A summary of our stock option activity during the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	562,000	$11.91	2.51	$17,456,220
Grants	-	-	-	-
Exercised	(255,000)	2.08	-	-
Forfeitures or expirations	-	-	-	-
Outstanding at September 30, 2016	307,000	$20.08	3.33	$7,857,070
Exercisable at September 30, 2016	260,750	$17.89	2.83	$7,243,095

During the nine months ended September 30, 2016 and 2015, the Company received $0.5 million and $2.8 million, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $45.67 on September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $301,000 in unrecognized compensation cost related to stock options outstanding as of September 30, 2016, which we expect to recognize over the next 2.40 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. As of September 30, 2016 and December 31, 2015, respectively, property and equipment were fully depreciated.

Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015, respectively, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of September 30, 2016 and 2015, respectively, the Company has not recorded any unrecognized tax benefits.

Commitments and Contingencies

On November 1, 2016, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “Extended Lease Agreement”). The one year extension will end on November 30, 2017. Pursuant to the Extended Lease Agreement, the base rent is $10,757 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2016.

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued in May 2014, in August 2015, March 2016 and April 2016, respectively, Accounting Standards Updates No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 (the “ASUs”). These ASUs were issued in connection with revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of the guidance to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our consolidated financial statements and related disclosures. We are currently evaluating the expected impact that the standard could have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We are currently evaluating the expected impact that the standard could have on our consolidated financial statements and related disclosures.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	20,000	20,000	20,000	20,000

At September 30, 2016, the Company had 20,000 options, which have an exercise price of $29.21, and will vest upon the achievement of certain performance criteria, which have not yet been met.  These options expire on December 2, 2019.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Trade accounts payable and accrued expenses	$728,425	$372,367
Accrued legal and other professional fees	66,775	74,138
Accrued payroll and related costs	196,667	164,504
Total	$991,867	$611,009

5.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their remaining estimated useful lives, ranging from one to twelve years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We analyze our intangible assets, specifically, capitalized patent costs, on an annual basis for any indicator that an impairment exist.

We capitalized legal patent costs related to patent prosecution and maintenance. For the nine months ended September 30, 2016, we increased our capitalized patent costs by approximately $23,300, based on reports provided to us by Endo. These patent costs are creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	September 30, 2016	December 31, 2015
Patents	$720,600	$697,260
Accumulated amortization	(451,672)	(422,054)
	$268,928	$275,206

The amortization expense for patents for the three and nine months ended September 30, 2016 was approximately $10,300 and $29,600, respectively, and the amortization expense for patents for the three and nine months ended September 30, 2015 was approximately $11,000 and $34,000, respectively. The estimated aggregate amortization expense for the remaining three months of 2016 and each of the years below is approximately as follows:

October 1, 2016 to December 31, 2016	$10,600
2017	38,700
2018	38,700
2019	38,700
2020	27,400
Thereafter	$114,800

6.	PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company’s deferred tax assets consist of stock-based compensation and deferred revenues. For the three and nine months ended September 30, 2016, the provision for income taxes was $1.8 million and $4.5 million, respectively. As of September 30, 2016 and December 31, 2015, our remaining deferred tax assets were approximately $3.4 million and $0.6 million, respectively.

For the three and nine month periods ended September 30, 2015, the provision for income taxes was $1.5 million and $3.7 million, respectively.

As of September 30, 2016, the Company believes that there are no significant uncertain tax positions and no amounts have been recorded for interest and penalties.

7.	SUBSEQUENT EVENTS

On November 1, 2016, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “Extended Lease Agreement”). The one year extension will end on November 30, 2017. Pursuant to the Extended Lease Agreement, the base rent is $10,757 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2016.

On November 8, 2016, following the change in Endo management, Endo announced as part of its earnings call that an analysis is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R & D efforts and determine clinical trial timelines moving forward.

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

The two marketed indications involving our injectable collagenase are Dupuytren’s contracture and Peyronie’s disease. Prior to the Acquisition, Auxilium had, and after the Acquisition, Endo has, opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. We manage the development of CCH for uterine fibroids and initiate the development of CCH in new potential indications, not licensed by Endo.

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

Operational Highlights

On July 29, 2016, Endo notified us that it was exercising its right to opt-in for the human lipoma indication, bringing their total number of licensed indications to eight. As a result of Endo's opt-in for this indication, in addition to an opt-in payment of $750,000 received in the third quarter of 2016, they are now responsible for all costs for future clinical development and will owe potential future milestone, royalty and mark-up on cost of goods payments to us.

Outlook

We generated revenue from primarily one source, the License Agreement.  Under the License Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX as described above.

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item 1A of Part 2 within this report and our Quarterly Reports on Form 10Q for the periods ended March 31, 2016 and June 30, 2016 filed with the SEC on May 10, 2016 and August 9, 2016, respectively, and under item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The financial information at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2015 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2015 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarter of 2016 filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Pursuant to the First Amendment with Endo, in exchange for a $8.25 million lump sum payment, we will not receive future additional mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S.; provided, however, that Endo will still be required to pay a mark-up on cost of goods sold for sales made in the “Endo Territory,” which includes sales made in the U.S. and sales made in any other country where Endo sells the product directly or through affiliated sublicensees. We received this $8.25 million lump sum payment in February 2016. We classified this payment as deferred revenue in our balance sheet and began recognizing this income over time beginning in the second quarter of 2016 based on sales by non-affiliated sublicensees of Endo outside of the U.S. according to our revenue recognition policy. We recognized approximately $274,000 and $546,000 for the three and nine months ended September 30, 2016, respectively, and zero in each of the 2015 corresponding periods.

Reimbursable Third-Party Development Costs

We accrue patent expenses for that are reimbursable by us under the License Agreement.  We capitalize certain patent costs related to estimated third-party development costs that are reimbursable under the License Agreement. As of September 30, 2016 and December 31, 2015, our estimated net reimbursable third party patent costs accrual were approximately $25,000 and $20,000, respectively.

Receivables

At September 30, 2016 and December 31, 2015 our accounts receivable balance which consists of royalties, mark-up on costs of goods sold and a portion of a milestone payment from Endo due to a foreign tax withholding, was $3.8 million and $2.5 million, respectively, and was from one customer, Endo.

Deferred Revenue

Deferred revenue consists of the mark-up on cost of goods sold for sales by non-affiliated sublicensees and will be recognized as income over time based on sales by non-affiliated sublicensees of Endo outside of the U.S in accordance with our revenue recognition policy beginning in the second quarter of 2016. In addition, deferred revenue consists of licensing fees related to the cash payments received under the License Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX and a portion of a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. As of September 30, 2016 and December 31, 2015, deferred revenue was approximately $7.9 million and $0.2 million, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and have agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to any particular third party are the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed in the quarter that Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Endo occurred. For the three and nine month periods ended September 30, 2016, third-party royalty expenses were $0.4 million and $1.2 million, respectively, and for the three and nine month periods ended September 30, 2015, third-party royalty expenses were $0.3 million and $1.0 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and XIAPEX increase and potential new indications for CCH are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, three of which have been paid as of September 30, 2016.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. Related to this agreement, we amortized approximately $247,000 and $740,000 for the three and nine months ended September 30, 2016, respectively, and $221,000 and $420,000 for the three and nine months ended September 30, 2015, respectively. The remaining capitalized balance as of September 30, 2016 was $3.1 million. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of September 30, 2016, no impairment existed and no adjustment was warranted.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended September 30, 2016 were $6.1 million as compared to $5.3 million in the corresponding 2015 period, an increase of $0.8 million or 15%. This increase in royalties and the mark-up on cost of goods sold was primarily due to the increase in sales of XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease.

Licensing Revenue
Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized licensing fees related to the exercise of an opt-in right by Endo for the human lipoma indication of $750,000 for the three months ended September 30, 2016 as compared to zero in the corresponding 2015 period. In addition, we recognized certain licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized them over the expected development period. For each of the three month periods ended September 30, 2016 and 2015, we recognized licensing revenue related to the development of injectable collagenase of approximately $12,000.

Milestone revenue recognized for the three months ended September 30, 2016 was zero as compared to $1.0 million for the corresponding 2015 period.  The $1.0 million milestone revenue recognized in the corresponding 2015 period related to the first commercial sale of XIAFLEX by Asahi for the treatment of Dupuytren's contracture in Japan.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For each of the three months ended September 30, 2016 and 2015, R&D expenses were $0.3 million and are primarily related to the development work associated with our clinical programs, preclinical and other R&D programs.

We manage the development of CCH for uterine fibroids and initiate the development of CCH in new potential indications, not licensed by Endo. We have finished the development work on human lipomas.  On July 29, 2016, Endo exercised its opt-in right under the license agreement with respect to the human lipoma indication.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Program
Human Lipoma	$100,973	$68,606
Uterine Fibroids	18,762	19,915
Pre-clinical/other research projects	193,172	170,316

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended September 30, 2016 and 2015 were $1.8 million and $1.7 million, respectively. The increase in general and administrative expenses was mainly due to the increased amortization of the deferred royalty buy-down, third party royalty and consulting fees.

Other Income

Other income for the three months ended September 30, 2016 was approximately $87,000 compared to $28,000 in the corresponding 2015 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

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

For the three month period ended September 30, 2016, our provision for income taxes was $1.8 million. Our taxes payable as of September 30, 2016 were reduced by $0.2 million due to the windfall associated with the disqualified sale of incentive stock options and the exercise of nonqualified options. Our deferred tax assets remained unchanged as of September 30, 2016.

For the three month period ended September 30, 2015, the provision for income taxes was $1.5 million.

Net Income

For the three months ended September 30, 2016, we recorded net income of $3.1 million, or $0.43 per basic common share and $0.42 per diluted common share, compared to a net income of $2.9 million, or $0.42 per basic common share and $0.39 per diluted common share, for the same period in 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the nine month period ended September 30, 2016 were $18.8 million as compared to $15.6 million in the corresponding 2015 period, an increase of $3.2 million or 21%. This increase in royalties and the mark-up on cost of goods sold was primarily due to the increase in sales of XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized licensing fees related to the exercise of an opt-in right by Endo for the human lipoma indication of $750,000 for the nine months ended September 30, 2016 as compared to zero in the corresponding 2015 period. In addition, we recognized certain licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized them over the expected development period. For each of the nine month periods ended September 30, 2016 and 2015, we recognized licensing revenue related to the development of injectable collagenase of approximately $37,000.

Milestone revenue recognized for the nine months ended September 30, 2016 was zero as compared to $1.0 million for the corresponding 2015 period.  The $1.0 million milestone revenue recognized in the corresponding 2015 period related to the first commercial sale of XIAFLEX by Asahi for the treatment of Dupuytren's contracture in Japan.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees and costs associated with clinical study arrangements. For the nine months ended September 30, 2016 and 2015, R&D expenses were $1.0 million and $0.8 million, respectively. This increase is primarily related to the development work associated with our clinical programs, preclinical and other R&D programs.

We manage the development of CCH for uterine fibroids and initiate the development of CCH in new potential indications, not licensed by Endo. We have finished the development work on human lipomas.  On July 29, 2016, Endo exercised its opt-in right under the license agreement with respect to the human lipoma indication.

The following table summarizes our R&D expenses related to our development programs:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Program
Human Lipoma	$352,073	$193,704
Uterine Fibroids	111,782	26,858
Pre-clinical/other research projects	542,029	534,476

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $5.9 million and $5.3 million, respectively. The increase in general and administrative expenses was mainly due to the increased amortization of the deferred royalty buy-down, third party royalty, patent fees, director fees and stock-based compensation partially offset by lower legal and consulting fees.

Other Income

Other income for the nine months ended September 30, 2016 was approximately $238,000 compared to $65,000 in the corresponding 2015 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

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
For the nine month period ended September 30, 2016, our provision for income taxes was $4.5 million. Our taxes payable as of September 30, 2016 were reduced by $0.2 million due to the windfall associated with the disqualified sale of incentive stock options and the exercise of nonqualified options. Our deferred tax assets increased by $2.7 million due to the deferred revenue associated with the receipt of $8.25 million under the First Amendment with Endo on sales by non-affiliated sublicensees of Endo outside of the U.S. As of September 30, 2016, our remaining deferred tax assets were approximately $3.4 million.
For the nine month period ended September 30, 2015, the provision for income taxes was $3.7 million.

Net Income

For the nine months ended September 30, 2016, we recorded net income of $8.5 million, or $1.20 per basic common share and $1.16 per diluted common share, compared to a net income of $7.0 million, or $1.02 per basic common share and $0.96 per diluted common share, for the same period in 2015.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At September 30, 2016 and December 31, 2015, we had cash and cash equivalents and investments in the aggregate of approximately $51.3 million and $37.1 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $14.8 million and $6.2 million, respectively. Net cash provided by operating activities in the 2016 period was primarily attributable to our net income of $8.5 million, an increase in operating assets and liabilities of $7.8 million of which $7.7 million was related to the First Amendment with Endo for mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S. Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $1.4 million. Net cash provided by operating activities in the 2015 period was primarily attributable to our net income of $7.0 million, adjustments to reconcile net income to net cash provided by operating activities of $1.2 million and changes in operating assets and liabilities of $1.9 million. Non-cash items included amortization, stock-based compensation expense, deferred taxes and deferred revenue.

Net cash used in investing activities for the nine months ended September 30, 2016 was $15.0 million as compared to $13.4 million for the corresponding 2015 period. The net cash used in investing activities in the 2016 period reflects the maturing of $32.5 million and investment of $47.6 million in marketable securities. The net cash used in investing activities in the 2015 period reflects the maturing of $11.0 million and investment of $24.4 million in marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2016 was $0.1 million as compared to net cash provided by financing activities of $4.8 million in the corresponding 2015 period. In the 2016 period, net cash used in financing activities was mainly due to the repurchase of $0.9 million of our common stock under our stock repurchase program partially offset by the excess tax benefits related to share-based payments of $0.2 million and the proceeds received from stock option exercises of approximately $0.5 million. In the 2015 period, net cash provided by financing activities was mainly due to the excess tax benefits related to share-based payments of $3.2 million and the proceeds received from stock option exercises of approximately $2.8 million partially offset by the repurchase of $1.2 million of our common stock under our stock repurchase program.

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

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at September 30, 2016, amounting to approximately $51.3 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The outcome and effects of Endo’s ongoing analysis of the XIAFLEX exercised but non-marketed indications is uncertain.

Following the change in Endo management, Endo has announced an analysis of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R & D efforts and determine clinical trial timelines moving forward.  At the present time, it is unclear how long this analysis will take to complete and the effect that it will have on Endo’s willingness to develop further such exercised but non-marketed indications.  It is also unclear what effect, if any, the analysis will have on the willingness of Endo to exercise its rights to opt in for any additional indications, including uterine fibroid, currently under development by the Company.

In addition to the other information contained elsewhere in this Report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 filed with the SEC on May 10, 2016 and August 9, 2016, respectively, and our Annual Report on Form 10-K for the period ended December 31, 2015 filed with the SEC on March 4, 2016, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2016, we did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by us during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
				$927,193	(1)
July 1, 2016 – July 31, 2016	1,655	$40.62	256,053	859,969
August 1, 2016 – August 31, 2016	2,235	38.66	258,288	773,563
September 1, 2016 – September 30, 2016	1,400	36.84	259,688	721,986

(1)	On August 17, 2015, we announced that our Board of Directors had authorized the repurchase of up to $2.5 million of our common stock under the stock repurchase program.
(2)	The purchases were made in open-market transactions in compliance with rule 10b-18 or under the company’s 10b-18 plan.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

Item 6.	Exhibits

10.1*	Amended Agreement of Lease, dated as of November 1, 2016, among the Company, ABC-NY and 35 Wilbur Street Associates.
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from BioSpecifics Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 9, 2016	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer