Form 10-Q
period 2017-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2017-05-10
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding May 9, 2017
Common Stock ($.001 par value)	7,171,510

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

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things, the continued successful commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease; the continued successful marketing and commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease in Europe, Eurasia, Japan, Canada and Australia; Endo’s ability to obtain required regulatory approvals; Endo’s ability to manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality; successful development of XIAFLEX for additional indications; the ability to successfully develop, market and commercialize our drug candidates; the funding of research and development at medical institutions under agreements that are generally cancellable; the future receipt of payments from Endo, including milestone and royalty payments, in connection with the License Agreement; the recognition of the $8.25 million payment from Endo in connection with the First Amendment;  the plans for the repurchase of stock and reacquired stock; the suspension or discontinuation of the stock repurchase plan; the risk of doubtful accounts and how we provide for estimates of uncollectable accounts; the adoption of new accounting pronouncements and their impact; which accounting policies we consider to be critical to the estimates and judgments used to prepare the unaudited condensed consolidated financial statements; the effect of changes in interest rates on the Company’s results of operations, financial position and cash flow; changes in internal controls; the ability of internal controls and procedures to achieve desired control objectives; the existence of significant uncertain tax positions and provision for income taxes; the sufficiency of the Company’s available funds and cash flow from operations to meet our operational cash needs; whether the carrying amounts of the Company’s financial instruments approximate fair value due to the nature of the instruments; the changes in the Company’s exposure to market risk; the fair value of the Company’s stock option awards; whether the Company’s bank account balances will exceed insured limits; whether the Company is exposed to any significant credit risk on our cash; our milestone achievements and payments; whether we will continue to make payments to buy down our future royalty obligations; whether we will experience uneven payment flows due to the variance in financial terms in contracts with third parties to perform clinical trial activities and ongoing development of potential drugs; estimates concerning our development period; our interpretation of the definition of milestone; whether the Company will choose to cancel the lease prior to the expiration of the term; whether and when we will hear from Endo the results of their ongoing commercial review regarding the XIAFLEX pipeline; the timing of Endo’s determination of clinical trial timelines for additional indications; and the nature of our accounts receivable balance. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “estimate,” “likely,” “may,” “will,” “can,” and “could,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions.  There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actleion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications that will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX; and other risk factors identified in BioSpecifics’ Annual Report on Form 10-K for the year ended December 31, 2016 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$9,031,808	$4,763,364
Short term investments	38,839,967	44,254,862
Accounts receivable	4,928,293	3,810,792
Income tax receivable	282,537	494,711
Deferred royalty buy-down	1,491,948	1,451,893
Prepaid expenses and other current assets	583,636	624,345
Total current assets	55,158,189	55,399,967

Long-term investments	8,101,594	3,771,380
Deferred royalty buy-down – long term, net	1,573,428	1,976,456
Deferred tax assets, net	3,192,614	3,290,122
Patent costs, net	248,193	258,355

Total assets	$68,274,018	$64,696,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	1,161,443	$738,649
Deferred revenue	1,362,890	1,179,848
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,602,471	1,996,635

Long-term deferred revenue	5,974,947	6,417,702

Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,575,167 and 7,555,167 shares issued, 7,172,021 and 7,156,281 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	7,575	7,555
Additional paid-in capital	33,236,946	32,945,240
Retained earnings	33,955,602	30,610,849
Treasury stock, 403,146 and 398,886 shares at cost as of March 31, 2017 and December 31, 2016, respectively	(7,503,523)	(7,281,701)
Total stockholders’ equity	59,696,600	56,281,943

Total liabilities and stockholders’ equity	$68,274,018	$64,696,280

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Royalties	$7,686,210	$6,555,647
Licensing revenues	4,409	12,344
Total Revenues	7,690,619	6,567,991

Costs and expenses:
Research and development	254,781	248,500
General and administrative	2,425,717	2,164,333
Total Cost and Expenses	2,680,498	2,412,833

Operating income	5,010,121	4,155,158

Other income:
Interest income	101,753	52,703
Other income	2,562	21,358
	104,315	74,061

Income before income tax expense	5,114,436	4,229,219
Provision for income tax expense	(1,769,683)	(1,400,095)

Net income	$3,344,753	$2,829,124

Basic net income per share	$0.47	$0.40
Diluted net income per share	$0.46	$0.39

Shares used in computation of basic net income per share	7,164,248	7,011,664
Shares used in computation of diluted net income per share	7,332,736	7,274,966

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2017	2016
Net income	$3,344,753	$2,829,124
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	545,067	414,744
Stock-based compensation expense	33,476	33,476
Deferred tax expense	97,508	(2,819,285)
Changes in operating assets and liabilities:
Accounts receivable	(1,117,501)	(1,239,234)
Income tax receivable	212,174	(12,000)
Prepaid expenses and other current assets	40,709	(83,320)
Patent costs	-	(5,414)
Accounts payable and accrued expenses	422,793	26,739
Deferred revenue	(259,713)	8,237,655
Net cash provided by operating activities	3,319,266	7,382,485

Cash flows from investing activities:
Maturity of marketable investments	18,217,000	12,233,583
Purchases of marketable investments	(17,304,251)	(15,169,104)
Net cash provided by (used in) investing activities	912,749	(2,935,521)

Cash flows from financing activities:
Proceeds from stock option exercises	258,250	177,250
Payments for repurchase of common stock	(221,821)	(398,976)
Excess tax benefits from share-based payment arrangements	-	151,380
Net cash provided by (used in) financing activities	36,429	(70,346)

Increase in cash and cash equivalents	4,268,444	4,376,618
Cash and cash equivalents at beginning of year	4,763,364	5,137,875
Cash and cash equivalents at end of period	$9,031,808	$9,514,493

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$1,460,000	$4,080,000

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017
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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. We are awaiting an update on Endo’s ongoing commercial review.

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

The information included in this Report should be read in conjunction with the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit and municipal bonds. All investments are classified as held to maturity. As of March 31, 2017 and December 31, 2016, the aggregate fair value of these cash, cash equivalents and investments was $56.0 million and $52.8 million, respectively.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. As of March 31, 2017 and December 31, 2016, there were no recorded unrealized gains or losses on our investments as they are held to maturity. As of March 31, 2017, amortized cost basis of the investments approximate their fair value. At March 31, 2017 and December 31, 2016, the amortized premium included in interest income was $172,000 and $610,000, respectively.

The following table presents the Company’s schedule of maturities at March 31, 2017 and December 31, 2016:

	Maturities as of March 31, 2017		Maturities as of December 31, 2016
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$5,386,078	$326,178	$6,967,954	$586,074
Corporate Bonds	28,801,989	7,775,416	30,418,120	2,936,287
Certificates of deposit	4,651,900	-	6,868,788	249,019
Total	$38,839,967	$8,101,594	$44,254,862	$3,771,380

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

As of March 31, 2017, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2017 and December 31, 2016:

March 31, 2017	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$4,472,856	$4,472,856	-	-
Investments	Municipal Bonds	5,712,256	-	$5,712,256	-
Investments	Corporate Bonds	36,578,305	-	36,578,305	-
Investments	Certificates of Deposit	4,651,900	4,651,900	-	-

December 31, 2016	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$2,290,331	$2,290,331	-	-
Investments	Municipal Bonds	7,554,028	-	7,554,028	-
Investments	Corporate Bonds	33,354,407	-	33,354,407	-
Investments	Certificates of Deposit	7,117,807	7,117,807	-	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits with several banks, municipal bonds and corporate bonds.

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the three months ended March 31, 2017 and 2016, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $7.7 million and $6.6 million, respectively.

At March 31, 2017 and December 31, 2016, our accounts receivable balances were $4.9 million and $3.8 million, respectively.

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

Pursuant to the First Amendment with Endo, in exchange for a $8.25 million lump sum payment, we will not receive future additional mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S.; provided, however, that Endo will still be required to pay a mark-up on cost of goods sold for sales made in the “Endo Territory,” which includes sales made in the U.S. and sales made in any other country where Endo sells the product directly or through affiliated sublicensees. We received this $8.25 million lump sum payment in February 2016. We classified this payment as deferred revenue in our balance sheet and began recognizing this income over time in the second quarter of 2016 based on sales by non-affiliated sublicensees of Endo outside of the U.S. according to our revenue recognition policy. We recognized approximately $255,000 and zero for the three months ended March 31, 2017 and 2016, respectively.

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing and milestone payments in “License Revenues” in our condensed consolidated statements of income in this Quarterly Report on Form 10-Q.

Upfront License and Sublicensing Fees

We generally recognize revenue from upfront licensing and sublicensing fees when the license or sublicense agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Nonrefundable upfront technology license fees for product candidates for which we are providing continuing services related to product development are deferred and recognized as revenue over the development period. We recognized deferred revenue of $4,409 and $12,344 for the three months ended March 31, 2017 and 2016, respectively.

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

The timing and amount of revenue that we recognize from licenses of technology, either from upfront fees or milestones where we are providing continuing services related to product development, are primarily dependent upon our estimates of the development period. We define the development period as the point from which research activities commence up to regulatory approval of either our or our partners’ submission, assuming no further research is necessary. As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of our control. Should the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies require additional data or information, we would adjust our development period estimates accordingly. The impact on revenue of changes in our estimates and the timing thereof is recognized prospectively over the remaining estimated product development period. We did not recognize any milestone revenue in the three month periods ended March 31, 2017 and 2016.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the three months ended March 31, 2017, we repurchased 4,260 shares at an average price of $52.07 as compared to the repurchase of 10,615 shares at an average price of $37.59 in the corresponding 2016 period.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2017 and December 31, 2016 our accounts receivable balance was $4.9 million and $3.8 million, respectively, and was from one customer, Endo.

Deferred Revenue

Deferred revenue consists of the remaining $7.2 million related to the First Amendment with Endo of mark-up on cost of goods sold revenue for sales by non-affiliated sublicensees, approximately $53,000 related to nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development and $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. Currently, the Company expects to recover the full amount. As of March 31, 2017 and December 31, 2016, deferred revenue was $7.3 million and $7.6 million, respectively.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of March 31, 2017 and December 31, 2016, our net reimbursable third party patent expense was approximately $222,000 and $25,000, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Endo occurred. For the three month periods ended March 31, 2017 and 2016, third-party royalty expenses were $0.5 million and $0.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, four of which have been paid as of March 31, 2017.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX and Xiapex for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three months ended March 31, 2017 and 2016, we amortized approximately $363,000 and $274,000 related to this agreement, respectively. As of March 31, 2017 and 2016, the remaining capitalized balances were approximately $3.1 million and $3.4 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of March 31, 2017, there was no indicator that an impairment existed.

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

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. No stock options were granted during the three months ended March 31, 2017 and 2016.

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

Stock-based compensation expense recognized in general and administrative expenses was approximately $33,000 for each three month period ended March 31, 2017 and 2016.

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	297,000	$20.14	3.10	10,561,380
Grants	-	-	-	-
Exercised	(20,000)	12.91	-	-
Forfeitures or expirations	-	-	-	-
Outstanding at March 31, 2017	277,000	$20.66	2.99	$9,456,330
Exercisable at March 31, 2017	230,750	$18.31	2.47	$8,420,093

During the three months ended March 31, 2017 and 2016, the Company received $258,250 and $177,250, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $54.80 on March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $234,000 in unrecognized compensation cost related to stock options outstanding as of March 31, 2017, which we expect to recognize over the next 2.0 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of March 31, 2017 and December 31, 2016, property and equipment were fully depreciated.

Comprehensive Income

For each of the three months periods ended March 31, 2017 and 2016, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of March 31, 2017 and December 31, 2016, the Company has not recorded any unrecognized tax benefits.

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

Adopted Accounting Standard

In March 2016, the FASB issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the consolidated statements of operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the consolidated balance sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the consolidated statements of cash flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the consolidated financial statements for the three months ended March 31, 2017.

New Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued in May 2014, in August 2015, March 2016 and April 2016, respectively, Accounting Standards Updates No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 (the “ASUs”). These ASUs were issued in connection with revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the FASB deferred the effective date of the guidance to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our consolidated financial statements and related disclosures. We expect to complete our evaluation by the second half of 2017.

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

	Three Months Ended March 31,
	2017	2016
Stock options	20,000	20,000

At March 31, 2017, the Company had 20,000 options, which have an exercise price of $29.21, and will vest upon the achievement of certain performance criteria, which have not yet been met.  These options expire on December 2, 2019.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Trade accounts payable	$251,648	$505,098
Accrued third party royalties	491,243	-
Accrued legal and other professional fees	189,132	51,000
Accrued payroll and related costs	173,158	182,551
Other accruals	56,262	-
Total	$1,161,443	$738,649

5. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their remaining estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We analyze our intangible assets, specifically, capitalized patent costs, on an annual basis for any indicator that an impairment exist.

We capitalized legal patent costs related to patent prosecution and maintenance. For the three months ended March 31, 2017, we did not increase our capitalized patent costs based on reports provided to us by Endo. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	March 31, 2017	December 31, 2016
Patents	$720,601	$720,601
Accumulated amortization	(472,408)	(462,246)
	$248,193	$258,355

The amortization expense for patents for the three months ended March 31, 2017 and 2016 was approximately $10,200 and $9,600, respectively. The estimated aggregate amortization expense for the remaining nine months of 2017 and each of the years below is approximately as follows:

April 1, 2017-December 31, 2017	$30,500
2018	40,600
2019	40,600
2020	28,600
2021	16,600
Thereafter	$91,200

6. PROVISION FOR INCOME TAXES

In determining our provision for income taxes, we consider all available information, including operating results, ongoing tax planning, and forecasts of future taxable income. The significant components of the Company’s deferred tax assets consist of stock-based compensation and deferred revenues. For the three months ended March 31, 2017 and 2016, the provision for income taxes was $1.8 million and $1.4 million, respectively. As of March 31, 2017 and December 31, 2016, our remaining deferred tax assets were approximately $3.2 million and $3.3 million, respectively.

As of March 31, 2017, the Company believes that there are no significant uncertain tax positions and no amounts have been recorded for interest and penalties.

7. SUBSEQUENT EVENTS

On April 18, 2017, we announced that we initiated an open-label, dose escalation Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids. The Phase 1 open-label dose escalation study is being conducted at the Department of Gynecology & Obstetrics at Johns Hopkins University and will enroll 15 female subjects treated prior to hysterectomy. Three subjects have been injected with saline only to evaluate the safety and effectiveness of the injection method and the remaining 12 subjects will now be injected with increasing doses of XIAFLEX. The primary endpoint will assess the safety and tolerability of a single injection of XIAFLEX directly into the uterine fibroids at one of three doses under transvaginal ultrasound guidance. The secondary endpoints will assess symptoms of pain and bleeding, quality of life throughout the study, shrinkage of XIAFLEX treated fibroids in size, increased rates of apoptosis in treated fibroids and a decrease in the collagen content of treated fibroids.

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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. We are awaiting an update on Endo’s ongoing commercial review.

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

None

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The financial information at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2016 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2016 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Pursuant to the First Amendment with Endo, in exchange for a $8.25 million lump sum payment, we will not receive future additional mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S.; provided, however, that Endo will still be required to pay a mark-up on cost of goods sold for sales made in the “Endo Territory,” which includes sales made in the U.S. and sales made in any other country where Endo sells the product directly or through affiliated sublicensees. We received this $8.25 million lump sum payment in February 2016. We classified this payment as deferred revenue in our balance sheet and began recognizing this income over time beginning in the second quarter of 2016 based on sales by non-affiliated sublicensees of Endo outside of the U.S. according to our revenue recognition policy. We recognized approximately $255,000 and zero for the three months ended March 31, 2017 and 2016, respectively.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of March 31, 2017 and December 31, 2016, our net reimbursable third party patent expense was approximately $222,000 and $25,000, respectively.

Receivables

At March 31, 2017 and December 31, 2016 our accounts receivable balance which consists of royalties, mark-up on costs of goods sold and a portion of a milestone payment from Endo due to a foreign tax withholding, was $4.9 million and $3.8 million, respectively, and was from one customer, Endo.

Deferred Revenue

Deferred revenue consists of the mark-up on cost of goods sold for sales by non-affiliated sublicensees and is being recognized as income over time based on sales by non-affiliated sublicensees of Endo outside of the U.S in accordance with our revenue recognition policy beginning in the second quarter of 2016. In addition, deferred revenue consists of licensing fees related to the cash payments received under the License Agreement in prior years and amortized over the expected development period of certain indications for XIAFLEX and a portion of a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. As of March 31, 2017 and December 31, 2016, deferred revenue was approximately $7.3 million and $7.6 million, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and have agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to any particular third party are the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed in the quarter that Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Endo occurred. For the three month periods ended March 31, 2017 and 2016, third-party royalty expenses were $0.5 million and $0.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, four of which have been paid as of March 31, 2017.  We are currently making the payments to buy down the future royalty obligations, which royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. Related to this agreement, we amortized approximately $363,000 and $274,000 for the three months ended March 31, 2017 and 2016, respectively. The remaining capitalized balance as of March 31, 2017 was $3.1 million. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of March 31, 2017, no impairment existed and no adjustment was warranted.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended March 31, 2017 were $7.7 million as compared to $6.6 million in the corresponding 2016 period, an increase of $1.1 million or 17%. This increase in royalties and the mark-up on cost of goods sold was primarily due to the increase in sales of XIAFLEX for the treatment of Peyronie’s disease and Dupuytren’s contracture.

Licensing Revenue
Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized certain licensing fees related to the cash payments received under the Auxilium Agreement in prior years and amortized them over the expected development period. For the three month periods ended March 31, 2017 and 2016, we recognized licensing revenue related to the development of injectable collagenase of $4,409 and 12,344, respectively.

Milestone revenue recognized for the three months ended March 31, 2017 and 2016 was zero in each period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended March 31, 2017 and 2016, R&D expenses were approximately $255,000 and $249,000, respectively and in each case, are primarily related to the development work associated with our clinical programs, preclinical and other R&D programs.

We manage the development of XIAFLEX for uterine fibroids and initiate the development of XIAFLEX in new potential indications, not licensed by Endo. We have finished the development work on human lipomas.  On July 29, 2016, Endo exercised its opt-in right under the license agreement with respect to the human lipoma indication.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Program
Human Lipoma	$-	$35,969
Uterine Fibroids	120,386	16,337
Pre-clinical/other research projects	134,395	196,194

The successful development of drugs is inherently difficult and uncertain.  Our business requires investments in R&D over many years, often for drug candidates that may fail during the R&D process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX and Xiapex, to continue to successfully commercialize these drug candidates.

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

We believe that our current resources and liquidity are sufficient to advance our current clinical and R&D projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended March 31, 2017 and 2016 were $2.4 million and $2.2 million, respectively. The increase in general and administrative expenses was mainly due to the increased third party patent fees, amortization of the deferred royalty buy-down, third party royalty partially offset by lower legal fees.

Other Income

Other income for the three months ended March 31, 2017 was approximately $104,000 compared to $74,000 in the corresponding 2016 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

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

For the three month period ended March 31, 2017, our provision for income taxes was $1.8 million. Our taxes payable as of March 31, 2017 were reduced by $28,000 due to the windfall associated with the disqualified sale of incentive stock options and the exercise of nonqualified options. Our deferred tax assets as of March 31, 2017 were $3.2 million
For the three month period ended March 31, 2016, the provision for income taxes was $1.4 million.

Net Income

For the three months ended March 31, 2017, we recorded net income of $3.3 million, or $0.47 per basic common share and $0.46 per diluted common share, compared to a net income of $2.8 million, or $0.40 per basic common share and $0.39 per diluted common share, for the same period in 2016.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2017 and December 31, 2016, we had cash and cash equivalents and investments in the aggregate of approximately $56.0 million and $52.8 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $3.3 million and $7.4 million, respectively. Net cash provided by operating activities in the 2017 period was primarily attributable to our net income of $3.3 million, an increase in operating assets and liabilities of $0.7 million of which $1.1 million was related to an increase in accounts receivable due to sales of XIAFLEX. Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $0.7 million. Net cash provided by operating activities in the 2016 period was primarily attributable our net income of $2.8 million, an increase in operating assets and liabilities of $6.9 million of which $8.3 million was related to the First Amendment with Endo for mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S. Non-cash items included amortization, stock-based compensation expense, deferred taxes, deferred revenue which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $2.4 million.

Net cash provided by investing activities for the three months ended March 31, 2017 was $0.9 million as compared to net cash used in investing activities of $2.9 million for the corresponding 2016 period. The net cash provided by investing activities in the 2016 period reflects the maturing of $18.2 million and investment of $17.3 million in marketable securities. The net cash used in investing activities in the 2016 period reflects the maturing of $12.2 million and investment of $15.2 million in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $36,000 as compared to net cash used in financing activities of approximately $70,000 in the corresponding 2016 period. In the 2017 period, net cash provided by financing activities was mainly due to the proceeds received from stock option exercises of approximately $258,000 partially offset by the repurchase of approximately $222,000 of our common stock under our stock repurchase program. In the 2016 period, net cash used in financing activities was mainly due to the repurchase of $0.4 million of our common stock under our stock repurchase program partially offset by the excess tax benefits related to share-based payments of $0.2 million and the proceeds received from stock option exercises of approximately $0.2 million.

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

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at March 31, 2017, amounting to approximately $56.0 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2017, we did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by us during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
				$571,419	(1)
January 1, 2017 – January 31, 2017	1,625	$52.75	264,591	485,708
February 1, 2017 – February 28, 2017	1,915	$50.99	266,506	388,069
March 1, 2017 – March 31, 2017	720	$53.43	267,226	$349,598

(1)	On August 17, 2015, we announced that our Board of Directors had authorized the repurchase of up to $2.5 million of our common stock under the stock repurchase program.
(2)	The purchases were made in open-market transactions in compliance with rule 10b-18 or under the company’s 10b-18 plan.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

Item 6.	Exhibits

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from BioSpecifics Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 10, 2017	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and
Principal Financial Officer