Form 10-K
period 2017-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2018-03-14
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
☐Yes   ☑No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐Yes   ☑No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $276 million.

The number of shares outstanding of the registrant’s common stock as of March 13, 2018 is 7,199,233.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

•	the opportunity for minimally invasive non-surgical treatment XIAFLEX in several potential pipeline indications;

•	whether and when the Company will hear from Endo the results of their full commercial assessment and analysis regarding the XIAFLEX R&D pipeline;

•	the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture;

•	the expansion of the market for XIAFLEX through future growth initiatives;

•	the timing of the Company’s release of data in connection with its Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids;

•	whether treating uterine fibroids with XIAFLEX will achieve the advantages over major surgery identified by the Company;

•	Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids;

•	whether XIAFLEX will be the only FDA approved nonsurgical therapy for adhesive capsulitis;

•	the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships;

•	and the strength of the Company’s IP portfolio.

In some cases, these statements can be identified by forward-looking words such as “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions.

These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX; and other risk factors identified in this Annual Report on Form 10-K for the year ended December 31, 2017, specifically in Part I, Item IA of this Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis.” All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

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

Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for Xiapex for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling Xiapex in Europe and certain Eurasian countries for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi is selling XIAFLEX for the treatment of Dupuytren’s contracture in Japan. Endo is currently distributing XIAFLEX in Canada through Paladin Labs Inc, an operating company of Endo. In December 2016, Endo entered into a new out-licensing agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion obtained marketing and commercial rights for XIAFLEX in Australia and New Zealand.

Operational Highlights

Indications

On February 27, 2018, in Endo’s earnings release for the year ended December 31, 2017, Endo noted that it began its Phase 3 clinical trials for XIAFLEX (CCH in development) for the treatment of cellulite and stated “we view this as a major milestone for a new and important growth driver of our Company.”

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

Cellulite (Edematous Fibrosclerotic Panniculopathy). Edematous fibrosclerotic panniculopathy, commonly known as cellulite, describes a condition, in which lobules of subcutaneous adipose tissue extend into the dermal layer. No FDA-approved pharmaceutical therapies are currently available for the treatment of cellulite. In August 2014, Auxilium announced positive, statistically significant top-line results from the randomized, double-blind Phase 2a study for the treatment of cellulite. The results showed that all three doses of XIAFLEX used in the study, including a low, medium and high dose, demonstrated an improvement in the appearance of cellulite as measured by the trial endpoints of physician and patient-assessed improvements. Endo announced on January 11, 2016 at the J.P. Morgan Healthcare Conference, that Endo had a productive meeting with the FDA in December 2015 concerning its cellulite development program. On February 17, 2016, Endo announced the initiation of a Phase 2b trial of XIAFLEX in cellulite. On November 17, 2016, we announced positive, highly statistically significant results from Endo’s Phase 2b study of XIAFLEX in cellulite. Trial subjects receiving XIAFLEX showed statistically significant levels of improvement in the appearance of the cellulite with treatment, as measured by the trial’s primary endpoint (p<0.001), compared to those subjects receiving placebo. XIAFLEX was well-tolerated in the actively treated subjects with most adverse events being mild to moderate in severity, and primarily limited to the local injection area. Endo announced on February 6, 2018 the initiation of two identical Phase 3 randomized evaluation of cellulite reduction by collagenase clostridium histolyticum (“RELEASE”) clinical trials of XIAFLEX for the treatment of cellulite. The multicenter, randomized, double-blind, placebo-controlled RELEASE studies will evaluate the safety and efficacy of XIAFLEX in reducing the appearance of cellulite.

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

On April 18, 2017, we announced that we had initiated an open-label, dose escalation Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids.  Our Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids is ongoing and we plan to announce the results in 2018. The study, being conducted at the Department of Gynecology & Obstetrics at Johns Hopkins University, is designed to enroll 15 female subjects treated prior to hysterectomy. The primary endpoint of the study will assess the safety and tolerability of a single injection of XIAFLEX directly into the uterine fibroids under transvaginal ultrasound guidance. The secondary endpoints will assess symptoms of pain and bleeding, quality of life throughout the study, shrinkage of XIAFLEX treated fibroids in size, increased rates of apoptosis in treated fibroids and a decrease in the collagen content of the treated fibroids.

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

On February 17, 2016, Endo announced the initiation of a Phase 2b trial of XIAFLEX in cellulite. The Phase 2b trial enrolled 375 women aged 18 years or older in the U.S. Each subject received three treatment sessions of XIAFLEX (0.84 mg / session) or placebo with each treatment session occurring approximately 21 days apart. Twelve injections were administered into cellulite dimples during each session across an entire treatment quadrant - left or right buttock or left or right posterior thigh. At both the outset and conclusion of treatment, cellulite severity was assessed by each patient and clinician using two photonumeric cellulite severity scales developed by Endo and third-party experts and reviewed by the FDA. The scales - the Photonumeric Cellulite Severity Scale (PCSS) - are 5-point scales ranging from 0 (no cellulite) to 4 (severe cellulite) that measure improvement in the appearance of cellulite. In addition to the patient and physician assessments, an independent, blinded five-member panel of trained aesthetic clinicians evaluated pre-treatment and end-of-study photo images of patients using the PCSS. The Phase 2b trial’s primary endpoint was the proportion of composite responders at Day 71 defined as subjects with a 2-point improvement in severity from baseline in the clinician-rated PCSS (CR-PCSS) and a 2-point improvement in the patient-rated PCSS (PR-PCSS). Additional endpoints include assessment of patient and clinician satisfaction using the GAIS and change in the Hexsel cellulite severity scale.

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

On February 6, 2018, Endo announced the initiation of two identical Phase 3 RELEASE clinical trials of XIAFLEX for the treatment of cellulite. The multicenter, randomized, double-blind, placebo-controlled RELEASE studies will evaluate the safety and efficacy of XIAFLEX in reducing the appearance of cellulite. The Phase 3 RELEASE studies are expected to enroll 840 women (420 in each trial) aged 18 years or older with moderate to severe cellulite in the United States. Each subject will receive up to three treatment visits of XIAFLEX (0.84 mg / treatment area, two treatment areas per visit) or placebo, with each treatment visit occurring approximately 21 days apart. Twelve injections will be administered into cellulite dimples during each visit across each treatment area – the left and right buttock. At both the outset and conclusion of treatment, cellulite severity will be assessed by each patient and clinician using two validated photonumeric cellulite severity scales developed by Endo and third-party psychometric experts. The primary endpoint is a composite responder analysis demonstrating at least a 2-level composite improvement, independently reported by both patient and clinician on the photonumeric scales of cellulite severity. Key secondary endpoints include the percentage of subjects that experience at least a 1-level or 2-level improvement in patient reported assessment, percentage of subjects with a 1-level composite improvement, percentage of satisfied subjects, change from baseline in a cellulite impact scale, i.e., patients' self-perception related to their cellulite, as well as the percentage of subjects with at least a 1-level or 2-level improvement in the GAIS.

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

In October 2014, we announced that a paper titled, “Stiffness of Human Uterine Fibroids is Reduced After Treatment with Purified Clostridial Collagenase due to Collagen Degradation” was presented at the Mechanotransduction in the Reproductive Tract conference hosted by the Campion Fund of the Phyllis and Mark Leppert Foundation for Fertility Research in Durham, North Carolina. The data presented showed that highly purified collagenase can reduce the rigidity of human uterine fibroid tissue and potentially shrink uterine fibroid tumors by interrupting the accumulation of poorly aligned and altered collagen. Accumulation of collagen in uterine fibroid tumors is thought to contribute to the many morbidities associated with uterine fibroids. The preclinical results were presented by Dr. Friederike Jayes, D.V.M., Ph.D. of Duke Medicine. In the ex vivo study, uterine fibroid tissues from eight patients were injected with 50 microliters of highly purified XIAFLEX at four different dose levels (0-1-2-4 mg/ml), and compared to uninjected tissue as a control. Following incubation (37º C for 0-24-48-72-96 hours), tissue samples were confirmed for high collagen content through Masson-Trichrome staining and tested by rheometry to measure stiffness. Collagen content degradation was evident at all dose levels after 96 hours and collagen fibrils were undetectable under electron microscopy in tissue treated with the highest dose. Treatment with 1 mg/ml caused statistically significant softening after 24 hours to 4005±608 Pa compared to vehicle-injected controls (7416±801 Pa; p<0.007). The 2 and 4 mg/ml treatments resulted in statistically significant decreased stiffness after 24 hours (3145±689 Pa; p<0.0005) and 96 hours (1440±115 Pa; p<0.0005). A statistically significant decrease in stiffness was achieved with all doses and at all-time points.

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

On April 18, 2017, we announced that we had initiated an open-label, dose escalation Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids.  Our Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids is ongoing and we plan to announce the results in 2018. The study, being conducted at the Department of Gynecology & Obstetrics at Johns Hopkins University, is designed to enroll 15 female subjects treated prior to hysterectomy. The primary endpoint of the study will assess the safety and tolerability of a single injection of XIAFLEX directly into the uterine fibroids under transvaginal ultrasound guidance. The secondary endpoints will assess symptoms of pain and bleeding, quality of life throughout the study, shrinkage of XIAFLEX treated fibroids in size, increased rates of apoptosis in treated fibroids and a decrease in the collagen content of the treated fibroids.

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

Pursuant to the Endo Agreement, we are entitled to receive certain up-front licensing and sublicensing fees, and milestone, mark-up on cost of goods sold and royalty payments. Through December 31, 2017, Auxilium and Endo have collectively paid us up-front licensing and sublicensing fees and milestone, mark-up on cost of goods sold and royalty payments under the Endo Agreement of $133 million, including Endo’s agreements with Pfizer, Sobi , Asahi and Actelion. In addition to the payments already received by us and to be received by us with respect to the Dupuytren’s contracture indication and Peyronie’s indication, Endo will be obligated to make contingent milestone payments to us, with respect to each of frozen shoulder, cellulite and canine lipoma, lateral hip fat, plantar fibromatosis indications and human lipoma, upon the acceptance of the regulatory filing and upon receipt by Endo, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Endo in respect of frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma are $6.0 million.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Cellulite Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Cellulite Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until, the later of (i) the expiration of the last valid claim of a patent pertaining to a Cellulite Licensed Product or (ii) June 3, 2016. Valid claim is defined only to include an issued specified Research Foundation patent.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

During fiscal years 2017 and 2016, the company invested $1.2 million dollars and $1.3 million dollars, respectively, in R&D activities.

GOVERNMENT REGULATION

Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, reporting, marketing, import, and export of biopharmaceutical products such as those we and our partners are developing and have developed. In addition, manufacturers of biopharmaceutical products participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, and rebate requirements, among other requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. In the United States, the FDA regulates our and our partners’ products and product candidates as biologics, a drug subset, under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Services Act, or PHSA, and their implementing regulations.

Any product labeled for use in humans requires regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate their safety purity, and potency, and must comply with additional regulatory requirements of the FDA and similar regulatory authorities in foreign countries, such as the EMA in Europe and the PMDA in Japan. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Clinical and preclinical trials must be conducted in accordance with the applicable regulatory standards, good clinical practices, or GCPs, and good laboratory practices, or GLPs, respectively. Various federal, state, local, and foreign statutes and regulations also govern the activities of biopharmaceutical sponsors and manufacturers, including the testing, manufacturing, labeling, distribution, storage, and record-keeping related to such products and their promotion and marketing. The process of obtaining marketing approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

In addition to FDA review and supervision, each trial must also be reviewed, approved and conducted under the auspices of an independent institutional review board, or IRB, and each trial must include the patient’s informed consent. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the effectiveness of the biologic, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB at each study site participating in the clinical trial or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRB for approval.

 Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap.

•
Phase 1—Studies are initially conducted in healthy human volunteers or subjects with the target disease or condition and test the product candidate for safety, dosage tolerance, structure‑activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.

•
Phase 2—Controlled studies are conducted in limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.

•
Phase 3—These adequate and well‑controlled clinical trials are undertaken in expanded subject populations, generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product. Typically, two Phase 3 trials are required by the FDA for product approval.

There are typically multiple studies conducted within any given phase to collect the data necessary to support a marketing application. The recently passed 21st Century Cures Act, however, provides for FDA acceptance of new kinds of data such as patient experience data and, for appropriate indications sought through supplemental marketing applications, data summaries.  The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved, referred to as Phase 4 studies. Moreover, for certain products, FDA may require pediatric studies either before or after product approval, if the product candidate is not eligible for a waiver.  Concurrent with clinical trials, companies usually complete additional animal studies, develop additional chemistry, manufacturing, and controls information, including stability, and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.

Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their clinicaltrials.gov website. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access.

In addition to requirements concerning the conduct of clinical and preclinical trials, the manufacture of investigational biologics for the conduct of human clinical trials is subject to cGMP requirements. Sponsors of clinical trials must provide FDA annual updates on their development program and more frequent reports in the case of serious adverse events. Investigational biologics and active ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements.

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA monitors the progress of all clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA, an IRB, we or our partners may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, the product has been associated with unexpected serious harm to the subjects, or based on evolving business objectives or competitive climate. The FDA can also request that additional clinical trials be conducted as a condition to product approval. During all clinical trials, physicians monitor the patients to determine effectiveness and/or to observe and report any reactions or other safety risks that may result from use of the product candidate.

Assuming successful completion of the required clinical trials, sponsors submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of a Biologics License Application, or BLA, requesting approval to market the product for one or more indications. In most cases, the BLA must be accompanied by a substantial user fee, which must be paid at the time of the first submission, if not waived. Orphan products, discussed further below, are not subject to application user fees unless the application includes an indication other than the orphan indication.

Within 60 days of receiving an application, the FDA determines if the application will be considered filed, meaning that it is substantially complete to permit a substantive review. If the FDA does not accept an application for filing, it must be resubmitted with the FDA requested information. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review to determine, among other things, whether a product is safe pure and potent and whether the manufacturing methods and controls are adequate. The FDA also will inspect the product manufacturing facilities and selected clinical trial sites. The FDA will not approve the BLA unless Current Good Manufacturing Practices, or cGMP, and GCP compliance is satisfactory. The FDA may further refer a BLA to an advisory committee, which is a panel of experts, that recommend whether the application should be approved and under what conditions. The FDA aims to complete its review of standard BLAs within ten months from the 60‑day filing date. This timeframe, however, may not be met or may be extended.

The FDA will issue an approval letter, authorizing commercial marketing, if it determines that the BLA, clinical and pre-clinical trial conduct, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the BLA, clinical or pre-clinical trial conduct, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in a complete response letter, or CRL, indicating that the application is not ready for approval, and will often request additional testing, clinical trials, or information. If a CRL is issued, the applicant may either: resubmit the BLA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the BLA does not satisfy the regulatory criteria for approval and refuse to approve the BLA.

The testing and approval process requires substantial time, effort and financial resources, which may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We or our partners may encounter difficulties or unanticipated costs in our or their efforts to secure necessary governmental approvals, which could delay or preclude us or them from marketing our products. Furthermore, the FDA may prevent a sponsor from marketing a product under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

If the FDA approves the BLA, the product can be marketed to physicians to prescribe in the U.S. FDA, however, may approve product candidates for fewer or more limited indications or uses than requested, may require significant safety warnings, including black box warnings, contraindications, and precautions, may grant approval contingent on the performance of costly post-marketing clinical trials, surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the product, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for successful commercialization. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals.  For example, XIAFLEX is subject to a REMS which requires health care provider training and certification, healthcare provider risk education, certification of dispensing pharmacies and health care settings, and patient risk education. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the biologic outweigh the risks.

After approval, the sponsor must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with sampling and distribution requirements, including tracking and tracing requirements and suspect and illegitimate product investigation and notification requirements, ensuring products are properly imported and exported, as well as any other requirements set forth in the FDA’s approval (such as REMS and Phase 4 studies). The holder of an approved BLA is further required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. The holder must also ensure compliance with other FDA requirements including requirements related to manufacturing, recordkeeping, advertising, marketing, promotion, and certain electronic records and signatures.  For instance, the holder must ensure that approved products are not promoted for unapproved uses and are otherwise marketed in accordance with FDA’s promotional requirements.  Improper promotion can subject the holder to significant enforcement by FDA, other regulatory authorities, and private parties.

Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Manufacturers and their subcontractors are required to register their facilities with the FDA and certain state agencies, list their products, and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which impose procedural and documentation requirements relating to manufacturing, quality assurance and quality control. In some case, after a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. Changes to the manufacturing process are further strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use.  Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects. There also are continuing annual program user fee requirements for any approved products.  Orphan products, however, may be exempt from program fees under certain circumstances.

In addition to studies requested by the FDA after approval, a sponsor may conduct other trials and studies to explore use of the approved product for treatment of new indications, which require submission of a supplemental or new BLA and FDA approval of the new labeling claims. The purpose of these trials and studies is to broaden the application and use of the product and its acceptance in the medical community.

We use, and will continue to use, third party manufacturers to produce our products in clinical quantities. We additionally use third party contract research organizations, clinical trial sites, and outside laboratories to conduct our clinical and preclinical studies. Future FDA inspections may identify compliance issues at our facilities, at the facilities of our contract manufacturers and other third parties or at those of our partners that may disrupt production or distribution, disrupt clinical or preclinical studies, or require substantial resources to correct. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include restrictions on a product, studies, manufacturer or holder of an approved BLA, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post‑market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls or withdrawals, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and result in adverse publicity, among other adverse consequences.    Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to biologics sponsors to develop and supply products for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product for such disease or condition will be recovered from its sales in the U.S. If there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation. This hypothesis must be demonstrated to obtain orphan exclusivity.  Under the orphan regulations the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication which means the FDA may not approve any other application to market the same product for the same indication except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the case of Dupuytren’s contracture, orphan drug status expired on February 2, 2017; in the case of Peyronie’s Disease, orphan drug status expires on December 6, 2020. Orphan exclusivity would not prevent other products from being approved for the same indication or the same biologic from being approved for different indications. If granted, prior to product approval, orphan designation, companies developing orphan drugs may also be eligible for tax credits for expenses associated with clinical trials including a 20 year tax carry-forward, availability of FDA grants, and advice on design of the clinical development plan. The tax advantages, however, were recently limited in the 2017 Tax Cuts and Jobs Act.

Public Health Service Act and Biologics Price Competition and Innovation Act

XIAFLEX is regulated and marketed as a biologic product pursuant to BLAs. Our and our partners’ other product candidates will also be regulated and marketed as biologic products pursuant to a BLA.  XIAFLEX was licensed based on a determination by the FDA of safety, purity, and potency as required under the Public Health Service Act, or PHSA. In 2010, Congress enacted the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Healthcare Reform Law, which amended the PHSA to create an abbreviated licensure pathway for products deemed to be biosimilar to or interchangeable with FDA-licensed reference biological products as well as protections for reference biologics.

Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure. During this 12 year period, no application for a biosimilar product can be submitted for four years from the date of licensure of the reference product and FDA may not make a biosimilar product approval effective until the expiration of the 12 years. Not all reference product biologic applications and supplements, however, will qualify for 12 years of exclusivity. For instance, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve year exclusivity period. The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

Under the BPCIA, following the expiration of a 12-year reference exclusivity period, the FDA may license under section 351(k) of the PHSA a biologic that it determines is biosimilar to or interchangeable with a reference product. Biosimilarity is defined to mean that the section 351(k) product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the section 351(k) product and the reference product in terms of the safety, purity, and potency of the product. To be considered interchangeable, a product must be biosimilar to the reference product, be expected to produce the same clinical result as the reference product in any given patient, and, if administered more than once to an individual, the risks in terms of safety or diminished efficacy of alternating or switching between use of the product and its reference product is not greater than the risk of using the reference product without such alternation or switch. Interchangeable products may be substituted for the reference product without the intervention of the prescribing doctor. Depending on the product, additional periods of regulatory exclusivity may be available.

Once any reference exclusivity period for our BLA-licensed biologics expires, the FDA may make an approval under section 351(k) of the PHSA for a biosimilar or interchangeable version of our product effective. Licensure of a biosimilar or interchangeable product under section 351(k) generally requires less than the full complement of product-specific preclinical and clinical data required for innovator products licensed under section 351(a). The FDA has considerable discretion over the kind and amount of scientific evidence required to demonstrate biosimilarity and interchangeability.

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

Following the change in Endo management, Endo has announced a commercial review of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. At the present time, except for cellulite, which Endo is advancing in development, it is unclear how long this commercial review will take to complete and the effect that it will have on Endo’s willingness to develop further such exercised but non-marketed indications. It is also unclear what effect, if any, the commercial review will have on the willingness of Endo to exercise its rights to opt in for any additional indications, including uterine fibroid, currently under development by the Company.

Due to our dependence on Endo for future royalty, milestone, cost of goods mark up and sublicense income payments and the commercialization of licensed indications and further development of future indications of XIAFLEX, the restructuring of Endo’s business and Endo’s failure to achieve projected revenues could have a material adverse effect on our business.

Our performance is substantially dependent on Endo’s performance, stability and success. Endo’s operations are substantially dependent on the continued services and performance of its senior management and other key personnel as well as the stability and performance of its various business units. The on-going reshaping of Endo’s business, the restructuring of the generics business and litigation and associated legal reserves could have the effect of distracting the attention of management and other resources away from the commercialization and further development of XIAFLEX, thereby materially and adversely our financial condition by slowing down the growth of, or reducing, XIAFLEX sales and development and payments by Endo to us for royalties, cost of goods sold, milestones, and sublicense income.

Our dependence upon revenue from Endo makes us subject to the commercialization and other risk factors affecting Endo over which we have limited or no control, including those risk factors identified by Endo in their 10-K for the year ended December 31, 2017, filed on February 27, 2018.

We are dependent upon revenue from Endo and Endo’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. The risk factors risks effecting Endo and, consequently us, include the following:

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

Endo acquired Auxilium on January 29, 2015. Auxilium’s Horsham, Pennsylvania facilities and the facilities of the manufacturer that Endo has since qualified as an alternate manufacturer for XIAFLEX® (the “Alternate Manufacturer” and such facility, the “Alternate Facility”) are subject to such regulatory requirements and oversight. If Endo or the Alternate Manufacturer fail to comply with cGMP requirements, Endo may not be permitted to sell its products or may be limited in the jurisdictions in which it is permitted to sell them. Such noncompliance could also impact the Company’s ability to supply the necessary product required for clinical and preclinical development. Further, if an inspection by regulatory authorities indicates that there are deficiencies including non-compliance with regulatory requirements, Endo could be required to take remedial actions, stop production or close Endo’s Horsham or the Alternate Facility, which would disrupt the manufacturing processes, limit the supplies of XIAFLEX and delay clinical trials and subsequent licensure, and/or limit the sale of commercial supplies. In addition, future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of XIAFLEX or any other products or product candidates in clinical trials, refusal of the government to allow distribution of XIAFLEX or any other products or product candidates within the U.S. or other jurisdictions, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts, and follow-on civil litigation.

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

SOX requires us to report annually on our internal controls over financial reporting, and our business and financial results could be adversely affected if we, or our independent registered public accounting firm, determine that these controls are not effective. In addition, any failure or circumvention of our internal controls and procedures or failure to comply with regulations concerning controls and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our committees and as executive officers.

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

On March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims reciting laws of nature/natural principles, natural phenomena, and/or natural products for patent eligibility in view of the Supreme Court decisions in Prometheus and Myriad. The guidance indicates that claims reciting such natural products, even in combination, that do not significantly differ from such natural products could be rejected as directed to non-statutory subject matter. That guidance was replaced by a memorandum issued December 15, 2014, that modified some of the earlier guidance, but a number of the aspects have not substantially changed, and it is too soon to determine how the revised guidance will be applied. These guidelines, and the Myriad discussion that isolation of natural products may not confer eligibility under 35 U.S.C. §101, are relevant to our patent portfolio and thus enforcement of these patents.

A further case relevant to these issues was decided by the Supreme Court on June 19, 2014, in Alice Corp. v. CLS Bank International, 573 U.S. __, 134 S. Ct. 2347 (2014). While the Alice case related to computer-implemented inventions, the holdings in that case, which also related to natural laws or “abstract ideas” have been used to reject claims in applications directed to other technologies. As a result of the Alice case, the March guidance issued by the USPTO was replaced by the memorandum issued December 15, 2014, that modified some of the earlier guidance. In June of 2015, an additional case was decided by the Federal Circuit, namely, Ariosa Diagnostics, Inc. v. Sequenom, Inc., 788 F.3d 1371 (Fed. Cir. 2015). The Federal Circuit affirmed the district court, finding that methods of detecting paternally inherited nucleic acids were not patent eligible. Sequenom’s petition for rehearing en banc and its petition for certiorari to the Supreme Court were both denied.

On July 30, 2015, the USPTO issued a “July 2015 Update on Subject Matter Eligibility,” which provided further guidance, as well as examples of patent-eligible and patent-ineligible subject matter, which was largely directed to computer-implemented inventions. However, in May of 2016, the Patent Office issued an additional “Subject Matter Eligibility Update,” as well as “Subject Matter Eligibility Examples: Life Sciences,” which included examples of eligible and non-eligible claims relating to vaccines, diagnosis and treatment of disease, dietary sweeteners, screening for gene alterations, a paper-making machine, and a process for hydrolysis of fat. Additional business method examples were issued in December of 2016. These examples are useful guidance for drafting eligible claims in the chemical and biological arts. In addition, the Patent Office provided an additional memorandum in November of 2016, summarizing more recent decisions by the Federal Circuit in the area of software claim eligibility.

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

As of December 31, 2017, options to purchase 232,000 shares of common stock were outstanding. In addition, as of December 31, 2017, a total of 229,098 options were available for grant under our stock option plans. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

As of March 13, 2018 our executive officer, directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Item1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563 (the “Headquarters”) and consists of approximately 10,000 square feet of office and lab space.

On August 14, 2015, the Company entered into an agreement with 35 Wilbur Street Associates, LLC (the “Landlord”) to extend the term of the lease to the Headquarters for an additional one year period (the “Extended Lease Agreement”). The one year extension ended on November 30, 2016. Pursuant to the Extended Lease Agreement the base rent was $10,213 per month and the Company was able to cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The Agreement is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.

On November 1, 2016, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “2016 Extended Lease Agreement”). The one year extension ended on November 30, 2017. Pursuant to the 2016 Extended Lease Agreement, the base rent was $10,757 per month and the Company was able to cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The 2016 Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2016.

On November 6, 2017, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “2017 Extended Lease Agreement”). The one year extension will end on November 30, 2018. Pursuant to the 2017 Extended Lease Agreement, the base rent is $11,165 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The 2017 Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2017.

Item 3.	LEGAL PROCEEDINGS.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.
PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades under the symbol BSTC on NASDAQ. On March 13, 2018, the last reported sale price of our common stock was $43.44 per share.

The table below sets forth the high and low closing sale prices for our common stock as reported by and as quoted by NASDAQ for each of the quarterly periods in 2017 and 2016:

2017	HIGH	LOW
Fourth Quarter	$48.93	$42.81
Third Quarter	$52.05	$45.00
Second Quarter	$58.00	$48.15
First Quarter	$57.19	$49.35

2016	HIGH	LOW
Fourth Quarter	$55.70	$41.01
Third Quarter	$46.87	$36.10
Second Quarter	$39.94	$33.79
First Quarter	$40.10	$31.32
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Record

As of March 13, 2018, there were approximately 57 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these nominees and we believe that the total number of beneficial owners is considerably higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	232,000	$21.56	229,098
Equity compensation plans not approved by security holders	-	-	-
Total	232,000	$21.56	229,098
(1) Please see Note 9, “Stockholders’ Equity,” of the notes to the consolidated financial statements for a description of the material features of each of our plans.

Recent Sales of Unregistered Securities

For the year ended December 31, 2017, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

There were no share repurchases made by us during the fourth quarter ended December 31, 2017.

The following table presents a summary of share repurchases made by us during the year ended December 31, 2017:

Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan
				$571,419	(1)
January 1, 2017 – January 31, 2017	1,625	$52.75	264,591	485,708
February 1, 2017 – February 28, 2017	1,915	50.99	266,506	388,069
March 1, 2017 – March 31, 2017	720	53.43	267,226	349,598
April 1, 2017 – April 30, 2017	773	53.48	267,999	359,929
May 1, 2017 – May 31, 2017	1,195	53.36	269,194	296,162
June 1, 2017 – June 30, 2017	3,055	49.70	272,249	144,328
July 1, 2017 – July 31, 2017	1,555	50.77	273,804	65,384
August 1, 2017 – August 31, 2017	1,210	48.59	275,014	6,590
September 1, 2017 – September 30, 2017	-	-	-	-

(1)	On August 17, 2015, we announced that our Board of Directors had authorized the repurchase of up to $2.5 million of our common stock under the stock repurchase program.
(2)	The purchases were made under the company’s 10b-18 plan.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the NASDAQ Biotechnology Index, and (ii) the NASDAQ Composite Index, assuming an investment of $100 on December 31, 2012, in our common stock; the stocks comprising the NASDAQ Composite Index; and the stocks comprising the NASDAQ Biotechnology Index.

Comparison of Cumulative Total Return* Among BioSpecifics Technologies Corp, the NASDAQ Biotechnology Index and the NASDAQ Composite Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Biospecifics Technologies Corp	$100.00	$144.95	$258.33	$287.42	$372.58	$289.83
Nasdaq Biotechnology Index	$100.00	$165.61	$222.08	$247.44	$193.79	$234.60
Nasdaq Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63

*Total return assumes $100 invested on December 31, 2012 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and reinvestment of dividends through fiscal year ended December 31, 2017.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Report. The consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statement of income data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited financial statements which do not appear in this Report. The historical results presented are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Income Data	Years Ended December 31,
	2017	2016	2015	2014	2013

Total revenues	$27,443,752	$26,250,955	$22,750,135	$14,044,624	$14,429,782

Operating expenses:
Research and development	1,223,277	1,327,923	1,034,288	1,263,512	1,484,416
General and administrative	8,542,324	7,896,616	7,272,532	5,814,185	5,038,363
Total costs and expenses	9,765,601	9,224,539	8,306,820	7,077,697	6,522,779
Operating income	17,678,151	17,026,416	14,443,315	6,966,927	7,907,003

Other income:
Interest income	636,568	295,783	92,926	32,158	26,202
Other	51,074	52,805	14,719	33,582	37,458
	687,642	348,588	107,645	65,740	63,660
Income before income tax	18,365,793	17,375,004	14,550,960	7,032,667	7,970,663
Provision for income tax expense	(7,037,527)	(6,002,765)	(4,933,328)	(2,386,707)	(2,684,816)
Net income	$11,328,266	$11,372,239	$9,617,632	$4,645,960	$5,285,847

Earnings per common share:
Basic	$1.58	$1.61	$1.41	$0.72	$0.83
Diluted	$1.55	$1.56	$1.32	$0.66	$0.76

Shares used in calculation of net income per common share:
Basic	7,170,701	7,061,404	6,827,355	6,477,457	6,345,615
Diluted	7,321,805	7,283,262	7,272,989	7,079,570	6,922,274

	Years Ended December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
Cash and cash equivalents	$7,333,810	$4,763,364	$5,137,875	$9,810,816	$5,624,860
Investments	57,719,945	48,026,242	31,944,083	12,150,436	6,966,964
Total assets	74,996,394	64,696,280	45,698,113	31,026,824	23,252,244
Total stockholders’ equity	67,516,838	56,281,943	44,810,209	30,256,855	22,332,439

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for Xiapex for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling Xiapex in Europe and certain Eurasian countries for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi is selling XIAFLEX for the treatment of Dupuytren’s contracture in Japan. Endo is currently distributing XIAFLEX in Canada through Paladin Labs Inc, an operating company of Endo. In December 2016, Endo entered into a new out-licensing agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion obtained marketing and commercial rights for XIAFLEX in Australia and New Zealand.

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

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.  The Company maintains its investment in FDIC insured certificates of deposits with several banks, and invests in municipal bonds and corporate bonds.

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item. 1A of Part 1 within this Report for the year ended December 31, 2017.

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

Revenue Recognition. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and payment is reasonably assured. We currently recognize revenues resulting from the licensing, sublicensing and use of our technology.

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

Royalty and Mark-up on Cost of Goods Sold. For those arrangements for which royalty and mark-up on cost of goods sold revenue information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. For interim quarterly reporting purposes and year end, when collectability is reasonably assured but a reasonable estimate of royalty and mark-up on cost of goods sold revenues cannot be made, the royalty, and mark-up on cost of goods sold revenues are generally recognized in the quarter that the applicable licensee provides the written report and related information to us.

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

Deferred revenue consists of the remaining $6.3 million related to the First Amendment with Endo of mark-up on cost of goods sold revenue for sales by non-affiliated sublicensees, approximately $40,000 related to nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development and $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. Currently, the Company expects to recover the full amount. As of December 31, 2017 and 2016, deferred revenue was $6.4 million and $7.6 million, respectively.

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

Royalty Buy-Down. On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enabled us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of December 31, 2017.  Royalty obligations terminate five years after first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted. Based on our evaluation as of December 31, 2017, no impairment existed and no adjustment was warranted.

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

Clinical Trial Expenses. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with various clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial, and other similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual cost of services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized beginning upon entry into the trial and over the course of the patient’s continued participation in the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

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

Adopted Accounting Standard. In March 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the consolidated statements of operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ equity in the consolidated balance sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the consolidated statements of cash flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the consolidated financial statements for the year ended December 31, 2017.

New Accounting Pronouncements. FASB, issued several accounting standards updates establishing ASC Topic 606, “Revenue from Contracts with Customers”.  ASC 606 requires retrospective implementation, and replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model. It also requires new disclosures, such as qualitative and quantitative information about revenue recognized from contracts with customers (including disaggregated revenue, contract balances, and performance obligations) and significant judgments and changes in judgments.  ASC 606 provides specific guidance for determining whether to recognize licensing revenue at a point in time or over time, and application of this guidance may result in a different pattern of recognition than under current U.S. GAAP.  We plan to adopt this guidance effective January 1, 2018, as required. We are adopting these standards using the modified retrospective approach. We have completed our assessment of the effect of adoption. Based on our assessment, the recognition of royalty revenues will be estimated and recognized in the periods in which the net sales occurred. Previously, these amounts were not recognized until they were fixed and determinable. In addition, prepayment of foreign cost of goods sold revenue will be recognized when the transaction occurred. The cumulative effect of adopting these standards will result in us recording an increase of approximately $10 million to retained earnings on January 1, 2018.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss) for equity securities with readily determinable fair values). In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We do not currently have any available-for-sale equity investments. We do not anticipate that such guidance will have a material impact on our consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We do not anticipate that such guidance will have a material impact on our consolidated financial statements.

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

Results of Operations for Years Ended December 31, 2017, 2016 and 2015

Revenues

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31
	2017	2016	2015
Royalties	$27,426,117	$25,431,012	$20,800,757
Licensing revenue	17,635	819,943	1,949,378
Total revenues	27,443,752	$26,250,955	$22,750,135

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement.

Royalty and the mark-up on cost of goods sold revenues recognized under the License Agreement for years ended December 31, 2017 and 2016 were $27.4 million and $25.4 million, respectively. The increase in 2017 as compared to the same period in 2016 of $2.0 million, or 8%, was primarily due to the increased sales and a slight price increase of XIAFLEX for the treatment of Peyronie’s disease and Dupuytren’s contracture reported to us by Endo.

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

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones.

The following table summarizes our licensing revenues under our agreement with Endo during the periods presented:

	Year Ended December 31
	2017	2016	2015
Licensing fees	$-	$750,000	$1,000,000
Development licensing fees	17,635	41,443	49,378
Milestones	-	28,500	900,000
Total Licensing revenues	$17,635	$819,943	$1,949,378

Licensing fees recognized for the years ended December 31, 2017 were zero, $0.8 million in 2016 and $1.0 million in the 2015 period. In the 2016 period, licensing fees recognized of $0.8 million were related to the exercise of an opt-in right by Endo for the human lipoma indication. In 2015 period, licensing fees recognized of $1.0 million were related to the early opt-in exercise by Endo for XIAFLEX to two new potential indications, lateral hip fat and plantar fibromatosis.

Development licensing fees recognized for XIAFLEX are related to the cash payments received under the License Agreement in prior years and amortized over the expected development period. For the year ended December 31, 2017, we recognized development licensing fees of $17,635 as compared to $41,433 in the 2016 period. This decrease was directly related to the stage of development for certain indications. For the year ended December 31, 2016, we recognized development licensing fees of $41,433 as compared to $49,378 in the 2015 period. This decrease was directly related to the stage of development for certain indications.

Milestone revenue recognized for the years ended December 31, 2017 and 2016 were zero and $28,500, respectively. The $28,500 milestone revenue recognized in the 2016 period related to the approval of XIAFLEX in Australia for the treatment of Peyronie’s Disease by Actelion.

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

R&D expenses were $1.2 million and $1.3 million, respectively, for the years ended December 31, 2017 and 2016, representing a decrease in 2017 of $0.1 million, or 8%. This decrease in R&D expenses are primarily related to the timing of our uterine fibroid clinical program in 2017 and the completion of the phase 2 clinical trial of XIAFLEX for the treatment of human lipoma in 2016.

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

The following table summarizes our R&D expenses related to our pre-clinical and clinical development programs:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Program
Human Lipoma	$-	$412,933	$252,029
Uterine Fibroids	500,719	214,221	65,152
Pre-clinical/other research projects	722,558	700,769	717,108

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

General and administrative expenses were $8.5 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. The increase in general and administrative expenses of $0.6 million, or 8%, in the 2017 period as compared to 2016 was mainly due to the increased amortization of the deferred royalty buy-down, third party royalties, and legal fees partially offset by lower patent, investor relations and consulting fees.

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

Other Income

Other income consists primarily of interest earned on our investments and a limited amount related to product sales of collagenase for laboratory use. Other income for the years ended December 31, 2017, 2106 and 2015 was $0.7 million, $0.3 million and $0.1 million, respectively.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year.

The provision for income taxes in 2017 was $7.0 million as compared to $6.0 million in 2016.

On December 22, 2017, President Trump signed comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act ("Tax Act"). The Tax Act makes complex changes to the tax law which will impact the 2017 year, including but not limited to a re-measurement of deferred tax assets and liabilities as a result of the corporate tax rate change from 35% to 21%.  Based on the initial analysis of the Tax Act, the Company has made reasonable estimates of its 2017 impact and due to the federal corporate rate reduction, a re-measurement of deferred tax assets and liabilities resulted in the recording of a charge of approximately $1.1 million.

The Tax Act will also affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35% to 21%,  elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses ("NOL’s") generated after December 31, 2017,  and various other items.  The Company has evaluated the above provisions and other than the reduction in corporate tax rate, it does not believe that the new provisions will have a material impact on the provision for income taxes.

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

Financial Condition, Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At December 31, 2017, 2016 and 2015, we had cash and cash equivalents and investments in the aggregate of approximately $65.1 million, $52.8 million, and $37.1 million, respectively.

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $13.2 million, $16.4 million and $10.6 million for the 2017, 2016 and 2015 periods.

Net cash provided by operating activities for 2017 was primarily attributable to our net income of $11.3 million, adjustments to reconcile net income to net cash provided by operating activities related to amortization, stock-based compensation expense and deferred tax expense of $3.9 million and a decrease in operating assets and liabilities of $2.1 million of which $1.2 million was related to the recognition of revenue from the First Amendment with Endo for mark-up on cost of goods sold for sales by non-affiliated sublicensees and a reduction in our income tax receivable, and an increase in accounts receivable of $0.8 million related to royalties due from Endo.

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

The majority of our cash expenditures in 2017, 2016, and 2015 were to fund R&D, our general and administrative business activities and our stock repurchase program.

Investing Activities

Net cash used in investing activities was $10.4 million, $16.7 million and $20.1 million in 2017, 2016 and 2015, respectively.

The net cash used in investing activities in the 2017 period reflects the reinvestment of $64.7 million in marketable securities offset by the maturing of investments of $54.3 million.

The net cash used in investing activities in the 2016 period reflects the reinvestment of $59.9 million in marketable securities and the maturing of investments of $43.2 million.

The net cash used in investing activities in the 2015 period reflects the reinvestment of $34.2 million in marketable securities and the maturing of investments of $14.1 million.

Financing Activities

Net cash used in financing activities for 2017 was approximately $0.2 as compared to net cash used in financing for 2016 of approximately $34,000 and net cash provided by financing activities of $4.8 million in 2015.

In 2017, net cash used in financing activities was mainly related to the repurchase of our common stock under our stock repurchase program of $0.6 million offset stock option exercise proceeds of $0.4 million.

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

Operating Leases

Our operating leases are principally for facilities and equipment. We currently lease approximately 10,000 square feet of space at our headquarters in Lynbrook, New York which expires in November 2018. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2022 and 2020, respectively.

Operating lease expenses amounted to approximately $132,000, $127,000 and $130,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum annual payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,
2018	$124,000
2019	6,500
2020	3,400
2021	2,300
2022	600

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we invested our cash in a variety of financial instruments, principally money market funds, certificates of deposit, municipal bonds, and corporate bonds. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 100 basis points the fair value of our investment portfolio would (decrease) increase by approximately ($70,000) and $468,000, respectively. All investments are classified as held to maturity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  We believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on this criteria.

EisnerAmper LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included in Part IV, Item 15 of this Report.

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

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference and is also included in under the heading “Securities Authorized for Issuance under Equity Compensation Plans”, in Item 5 of Part II of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

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
ENDED DECEMBER 31, 2017, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSpecifics Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. and subsidiary (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014
EISNERAMPER LLP
New York, New York
March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders BioSpecifics Technologies Corp.

Opinion on the Internal Control over Financial Reporting

We have audited BioSpecifics Technologies Corp. and subsidiary’s (the “Company") internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of BioSpecifics Technologies Corp. as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2107, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 14, 2018

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,333,810	$4,763,364
Short term investments	51,973,971	44,254,862
Accounts receivable	4,655,105	3,810,792
Income tax receivable	-	494,711
Deferred royalty buy-down	1,794,126	1,451,893
Prepaid expenses and other current assets	623,503	624,345
Total current assets	66,380,515	55,399,967

Long-term investments	5,745,974	3,771,380
Deferred royalty buy-down – long term, net	732,206	1,976,456
Deferred tax assets, net	1,739,706	3,290,122
Patent costs, net	397,993	258,355
Total assets	$74,996,394	$64,696,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$933,998	$738,649
Income tax payable	68,733	-
Deferred revenue	1,057,979	1,179,848
Accrued liabilities of discontinued operations	78,138	78,138
Total current liabilities	2,138,848	1,996,635

Long-term deferred revenue	5,340,708	6,417,702

Commitments and contingencies (Note 10)

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,600,167 and 7,555,167 shares issued, 7,189,233 and 7,156,281 outstanding at December 31, 2017 and 2016, respectively	7,600	7,555
Additional paid-in capital	33,468,323	32,945,240
Retained earnings	41,939,115	30,610,849
Treasury stock, 410,934 and 398,886 shares at cost as of December 31, 2017 and 2016	(7,898,200)	(7,281,701)
Total stockholders' equity	67,516,838	56,281,943
Total liabilities and stockholders’ equity	$74,996,394	$64,696,280

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Income

	Years Ended December 31,
	2017	2016	2015
Revenues:
Royalties	$27,426,117	$25,431,012	$20,800,757
Licensing revenue	17,635	819,943	1,949,378
Total revenues	27,443,752	26,250,955	22,750,135

Costs and expenses:
Research and development	1,223,277	1,327,923	1,034,288
General and administrative	8,542,324	7,896,616	7,272,532
Total costs and expenses	9,765,601	9,224,539	8,306,820
Operating income	17,678,151	17,026,416	14,443,315

Other income:
Interest income	636,568	295,783	92,926
Other	51,074	52,805	14,719
	687,642	348,588	107,645

Income before income tax	18,365,793	17,375,004	14,550,960
Income tax provision	(7,037,527)	(6,002,765)	(4,933,328)
Net income	$11,328,266	$11,372,239	$9,617,632

Earnings per common share:
Basic	$1.58	$1.61	$1.41
Diluted	$1.55	$1.56	$1.32

Shares used in calculation of net income per common share:
Basic	7,170,701	7,061,404	6,827,355
Diluted	7,321,805	7,283,262	7,272,989

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholder Equity Total
Balances - December 31, 2014	7,062,209	7,062	25,059,458	9,620,978	(4,430,643)	30,256,855
Issuance of common stock upon stock option exercise	227,958	228	2,823,755	-	-	2,823,983
Stock compensation expense	-	-	105,782	-	-	105,782
Repurchases of common stock	-	-	-	-	(1,802,466)	(1,802,466)
Excess tax benefits from share-based payment arrangements	-	-	3,808,423	-	-	3,808,423
Net income	-	-	-	9,617,632	-	9,617,632
Balances - December 31, 2015	7,290,167	7,290	31,797,418	19,238,610	(6,233,109)	44,810,209
Issuance of common stock upon stock option exercise	265,000	265	711,135	-	-	711,400
Stock compensation expense	-	-	133,904	-	-	133,904
Repurchases of common stock	-	-	-	-	(1,048,592)	(1,048,592)
Excess tax benefits from share-based payment arrangements	-	-	302,783	-	-	302,783
Net income	-	-	-	11,372,239	-	11,372,239
Balances - December 31, 2016	7,555,167	$7,555	$32,945,240	$30,610,849	$(7,281,701)	$56,281,943
Issuance of common stock upon stock option exercise	45,000	45	395,705	-	-	395,750
Stock compensation expense	-	-	127,378	-	-	127,378
Repurchases of common stock	-	-	-	-	(616,499)	(616,499)
Net income	-	-	-	11,328,266	-	11,328,266
Balances - December 31, 2017	7,600,167	$7,600	$33,468,323	$41,939,115	$(7,898,200)	$67,516,838

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
Cash flows from operating activities:	2017	2016	2015
Net income	$11,328,266	$11,372,239	$9,617,632
Adjustments to reconcile net income to net cash provided in operating activities:
Amortization	2,239,551	1,691,539	933,009
Stock-based compensation expense	127,378	133,904	105,782
Deferred tax expense	1,550,416	(2,667,150)	455,799
Changes in operating assets and liabilities:
Accounts receivable	(844,313)	(1,262,872)	390,811
Income tax receivable	563,444	422,132	(263,727)
Prepaid expenses and other current assets	842	(240,535)	(124,647)
Patent costs	(204,416)	(23,341)	(25,934)
Accounts payable and accrued expenses	195,349	127,640	67,313
Deferred royalty buy-down	(600,000)	(600,000)	(600,000)
Deferred revenue	(1,198,863)	7,398,793	50,622
Net cash provided by operating activities from operations	13,157,654	16,352,349	10,606,660

Cash flows from investing activities:
Maturities of marketable securities	54,320,741	43,242,679	14,070,544
Purchases of marketable securities	(64,687,200)	(59,935,130)	(34,180,085)
Net cash used in investing activities from operations	(10,366,459)	(16,692,451)	(20,109,541)

Cash flows from financing activities:
Proceeds from stock option exercises	395,750	711,400	2,823,983
Repurchases of common stock	(616,499)	(1,048,592)	(1,802,466)
Excess tax benefits from share-based payment arrangements	-	302,783	3,808,423
Net cash (used in) provided by financing activities	(220,749)	(34,409)	4,829,940

Increase (decrease) in cash and cash equivalents	2,570,446	(374,511)	(4,672,941)
Cash and cash equivalents at beginning of year	4,763,364	5,137,875	9,810,816
Cash and cash equivalents at end of year	$7,333,810	$4,763,364	$5,137,875

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Taxes	$5,400,000	$7,945,000	$1,906,000

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for Xiapex for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling Xiapex in Europe and certain Eurasian countries for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi is selling XIAFLEX for the treatment of Dupuytren’s contracture in Japan. Endo is currently distributing XIAFLEX in Canada through Paladin Labs Inc, an operating company of Endo. In December 2016, Endo entered into a new out-licensing agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion obtained marketing and commercial rights for XIAFLEX in Australia and New Zealand.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of three months or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of December 31, 2017 and 2016, the amortized cost of these investments was $57.7 million and $48.0 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. As of December 31, 2017 and 2016, there were no recorded unrealized gains or losses on our investments as they are held to maturity. As of December 31, 2017 and 2016, amortized cost basis of the investments approximate their fair value. In 2017 and 2016, the amortized premium included in interest income was $673,000 and $610,000, respectively.

The schedule of maturities at December 31, 2017 and 2016 are as follows:

	Maturities as of December 31, 2017		Maturities as of December 31, 2016
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$1,002,650	$100,000	$6,967,954	$586,074
Corporate Bonds	48,143,495	3,155,573	30,418,120	2,936,287
Certificates of deposit	2,827,826	2,490,401	6,868,788	249,019
Total	$51,973,971	$5,745,974	$44,254,862	$3,771,380

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

At December 31, 2017 our accounts receivable balance was $4.7 million and was from one customer, Endo.

At December 31, 2016 our accounts receivable balance was $3.8 million and was from one customer, Endo.

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the years ended December 31, 2017, 2016 and 2015, the licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $27.4 million, $26.3 million and $22.8 million, respectively.

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

Pursuant to the First Amendment with Endo, in exchange for a $8.25 million lump sum payment, we will not receive future additional mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S.; provided, however, that Endo will still be required to pay a mark-up on cost of goods sold for sales made in the “Endo Territory,” which includes sales made in the U.S. and sales made in any other country where Endo sells the product directly or through affiliated sublicensees. We received this $8.25 million lump sum payment in February 2016. We classified this payment as deferred revenue in our balance sheet and began recognizing this income over time in the second quarter of 2016 based on sales by non-affiliated sublicensees of Endo outside of the U.S. according to our revenue recognition policy. We recognized approximately $1.2 million for the year ended December 31, 2017, $0.8 million in 2016, and zero in the 2015 corresponding periods.

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

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the year ended December 31, 2017, we repurchased 12,048 shares at an average price of $51.17 as compared to 27,298 shares at an average price of $38.41 in the 2016 period. In the 2015 period, we purchased 40,001 shares at an average price of $45.06.

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

At December 31, 2017 and 2016, our accounts receivable balance was $4.7 million and $3.8 million, respectively and was from one customer, Endo.

Deferred Revenue

Deferred revenue consists of the remaining $6.3 million related to the First Amendment with Endo of mark-up on cost of goods sold revenue for sales by non-affiliated sublicensees, approximately $40,000 related to nonrefundable upfront product license fees for product candidates for which we are providing continuing services related to product development and $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding which remains uncollected. Currently, the Company expects to recover the full amount. As of December 31, 2017 and 2016, deferred revenue was $6.4 million and $7.6 million, respectively.

Reimbursable Third Party Development Costs

We accrued patent expenses that are reimbursable by us under the License Agreement.  We capitalize certain patent costs related to estimated third-party development costs that are reimbursable under the License Agreement. As of December 31, 2017 and 2016, our net reimbursable third party patent expense accrual was approximately zero and $25,000, respectively.

Third Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that Endo provides the written reports and related information to us; that is, generally one quarter following the quarter in which the underlying sales by Endo occurred. For the years ended December 31, 2017, 2016 and 2015, third party royalty expenses was $1.8 million, $1.6 million and $1.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and XIAPEX increase and potential new indications for XIAFLEX are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enabled us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of December 31, 2017.  Royalty obligations terminate five years after the first commercial sale. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the years ended December 31, 2017, 2016, and 2015, we amortized approximately $1.5 million, $1.0 million and $0.6 million related to this agreement, respectively. As of December 31, 2017 and 2016, the remaining capitalized balances were approximately $2.5 million and $3.4 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of December 31, 2017, there was no indicator that an impairment existed.

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

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with various clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial, or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual cost of services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized beginning upon entry into the trial and over the course of the patient’s continued participation in the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

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

We use the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification 740 Income Taxes  (“ASC 740”). Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax basis of assets and liabilities at the statutory rates enacted for future periods. In accordance with ASC 740, we classify interest associated with income taxes under interest expense and tax penalties under other.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of December 31, 2017 and 2016, the Company no unrecognized tax benefits or related interest and penalties.

Stock-Based Compensation

The Company has one stock-based compensation plan in effect which is described more fully in Note 9. Accounting Standards Codification 718, Compensation - Stock Compensation (“ASC 718”) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and common stock issued to our employees and directors under our stock plan. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of income.

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

Patent Costs

We amortize intangible assets with definite lives on a straight-line basis over their remaining estimated useful lives, ranging from 2 to 10 years, and review for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of December 31, 2017, there was no indicator that an impairment existed.

For the year ended December 31, 2017 and 2016, we capitalized patent costs related to patent prosecution and maintenance of approximately $204,000 and $23,000 based on the most current information reported to us by Endo. As of December 31, 2017 and 2016, the Company’s estimated patent costs which are reimbursable to Endo under the License Agreement are zero and $25,000, respectively.  These patent costs are creditable against future royalty revenues. For each period presented below net patent costs consisted of:

	December 31,
	2017	2016
Patents	$925,016	$720,601
Accumulated Amortization	(527,023)	(462,246)
Net Patent Costs	$397,993	$258,355

The amortization expense for patents for the years ended December 31, 2017, 2016 and 2015 were approximately $65,000, $40,000 and $46,000, respectively. The estimated aggregate amortization expense for each of the next five years is approximately as follows:

2018	$65,000
2019	65,000
2020	49,000
2021	34,000
2022	34,000

Adopted Accounting Standard

In March 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-09, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. We adopted this guidance effective January 1, 2017. Beginning January 1, 2017, stock-based compensation excess tax benefits or tax deficiencies are reflected in the consolidated statements of operations as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ equity in the consolidated balance sheets. We have elected to continue to estimate forfeitures expected to occur to determine stock-based compensation expense. Additionally, beginning with the three months ended March 31, 2017, and on a prospective basis, the consolidated statements of cash flows now requires excess tax benefits be presented as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards continues to be presented as a financing activity. The implementation of this guidance did not have a material impact on the consolidated financial statements for the year ended December 31, 2017.

New Accounting Pronouncements

FASB, issued several accounting standards updates establishing ASC Topic 606, “Revenue from Contracts with Customers”.  ASC 606 requires retrospective implementation, and replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model. It also requires new disclosures, such as qualitative and quantitative information about revenue recognized from contracts with customers (including disaggregated revenue, contract balances, and performance obligations) and significant judgments and changes in judgments.  ASC 606 provides specific guidance for determining whether to recognize licensing revenue at a point in time or over time, and application of this guidance may result in a different pattern of recognition than under current U.S. GAAP.  We plan to adopt this guidance effective January 1, 2018, as required. We are adopting these standards using the modified retrospective approach. We have completed our assessment of the effect of adoption. Based on our assessment, the recognition of royalty revenues will be estimated and recognized in the periods in which the net sales occurred. Previously, these amounts were not recognized until they were fixed and determinable. In addition, prepayment of foreign cost of goods sold revenue will be recognized when the transaction occurred. The cumulative effect of adopting these standards will result in us recording an increase of approximately $10 million to retained earnings on January 1, 2018.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss) for equity securities with readily determinable fair values). In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We do not currently have any available-for-sale equity investments. We do not anticipate that such guidance will have a material impact on our consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We do not anticipate that such guidance will have a material impact on our consolidated financial statements.

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

As of December 31, 2017, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2017 and 2016:

December 31, 2017	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$3,108,549	$3,108,549	$-	$-

Cash equivalents	Municipal Bonds	800,000	-	800,000	-

Investments	Municipal Bonds	1,102,650	-	1,102,650	-

Investments	Corporate Bonds	51,299,068	-	51,299,068	-

Investments	Certificates of Deposit	5,318,227	5,318,227	-	-

December 31, 2016	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$2,290,331	$2,290,331	$-	$-

Investments	Municipal Bonds	7,554,028	-	7,554,028	-

Investments	Corporate Bonds	33,354,407	-	33,354,407	-

Investments	Certificates of Deposit	7,117,807	7,117,807	-	-

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

	2017	2016	2015

Net income	$11,328,266	$11,372,239	$9,617,632

Weighted average shares:
Basic	7,170,701	7,061,404	6,827,355
Effect of dilutive securities:
Stock options	151,104	221,858	445,634

Diluted	7,321,805	7,283,262	7,272,989

Net income per share:
Basic	$1.58	$1.61	$1.41
Diluted	$1.55	$1.56	$1.32

We exclude from earnings per share the weighted-average number of securities whose effect is anti-dilutive. There were no shares excluded from the calculation earnings per share for the period ended December 31, 2017. Excluded from the calculation of earnings per share for each of the years ended December 31, 2016 and 2015 were 20,000 options to purchase shares of common stock, because their effect is anti-dilutive.

5. PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. As of December 31, 2017, 2016 and 2015, property and equipment were fully depreciated.

6. COMPREHENSIVE INCOME

For the years ended 2017, 2016, 2015, we had no components of other comprehensive income other than net income itself.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016
Trade accounts payable and accrued expenses	$567,985	$505,098
Accrued legal and other professional fees	150,691	51,000
Accrued payroll and related costs	215,322	182,551
	$933,998	$738,649

8. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31,

	2017	2016	2015
Current taxes:
Federal	$5,513,691	$8,571,034	$4,428,344
State	(26,580)	98,881	49,185
Total current taxes	5,487,111	8,669,915	4,477,529
Deferred taxes:
Federal	1,548,247	(2,647,363)	452,761
State	2,169	(19,787)	3,038
Total deferred taxes	1,550,416	(2,667,150)	455,799
Total provision for income taxes	$7,037,527	6,002,765	$4,933,328

On December 22, 2017, President Trump signed comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act ("Tax Act"). The Tax Act makes complex changes to the tax law which will impact the 2017 year, including but not limited to a re-measurement of deferred tax assets and liabilities as a result of the corporate tax rate change from 35% to 21%.  Based on the initial analysis of the Tax Act, the Company has made reasonable estimates of its 2017 impact and due to the federal corporate rate reduction, a re-measurement of deferred tax assets and liabilities resulted in the recording of a charge of approximately $1.1 million.

The Tax Act will also affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35% to 21%,  elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses ("NOL’s") generated after December 31, 2017,  and various other items.  The Company has evaluated the above provisions and other than the reduction in corporate tax rate, it does not believe that the new provisions will have a material impact on the provision for income taxes.

The effective income tax rate of the Company differs from the federal statutory tax rate due to the following items:

	Year ended December 31,

	2017	2016	2015
Statutory rate	35.00%	35.00%	34.00%
State income taxes, net of federal income tax benefit	(0.08)%	0.26%	0.25%
Stock-based compensation	(3.33)%	(0.50)%	(0.46)%
Deferred rate change	6.21%	-	-
Miscellaneous other, net	0.52%	(0.21)%	0.11%
Effective tax rate	38.32%	34.55%	33.90%

The increase in the effective tax rate in 2017 compared to 2016 was primarily due to lowered federal income tax rates as a result of U.S. Tax Reform and the adoption of ASU No. 2016-09.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	December 31,

	2017	2016
Deferred revenue	$1,344,232	$2,643,678
Stock option based compensation	322,524	536,065
Other	72,950	110,379
Net deferred tax asset	$1,739,706	$3,290,122

Qualified stock option compensation, recorded in the Company's consolidated financial statements, is not deductible for tax purposes which increases the Company's effective tax rate. Deferred tax assets, including those associated with non-qualified stock option compensation, are reviewed and adjusted for apportionment and tax law changes in various jurisdictions.

As of December 31, 2017, the Company has no unrecognized tax benefits or related interest and penalties. Management does not believe that there is any tax position which it is reasonably possible that will result in unrecognized tax benefit within the next 12 months.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to certain employees of publicly traded companies.  Beginning January 1, 2018, on account of the passage and signing of the Tax Reform Act, this limitation will apply to the chief executive officer, chief financial officer, any other named executive officers and anyone who is such a covered person after December 31, 2016.  Prior to January 1, 2018, this limitation only applied to the chief executive officer and the three most highly-paid executive officers of the Company (other than the chief executive officer and chief financial officer).  In addition, prior to January 1, 2018, compensation that met the requirements of performance-based compensation under Section 162(m) of the Internal Revenue Code was excluded from the deduction limit.  Beginning January 1, 2018 (with the exception of certain grandfathered arrangements), a deduction will be denied for any compensation payable to covered employees that exceeds $1.0 million, regardless of whether such compensation is performance-based compensation.  To retain highly skilled executives and remain competitive with other employers, the compensation committee may authorize compensation that will not be deductible under Section 162(m) or otherwise.

9. STOCKHOLDERS’ EQUITY

Stock Option Plan

At December 31, 2017, we have one stock option plan, the Amended and Restated 2001 Stock Option Plan (“2001 Plan”). Under the 2001 Plan, qualified incentive stock options and non-qualified stock options may be granted to purchase up to an aggregate of 2,050,000 shares of the Company's common stock, subject to certain anti-dilution provisions. The exercise price per share of common stock may not be less than 100% (110% for qualified incentive stock options granted to stockholders owning at least 10% of common shares) of the fair market value of the Company's common stock on the date of grant. In general, the options vest and become exercisable in four equal annual installments following the date of grant, although the Company’s Board, at its discretion, may provide for different vesting schedules. The options expire 10 years (five years for qualified incentive stock options granted to stockholders owning at least 10% of common shares) after such date. As of December 31, 2017, options to purchase 232,000 shares of common stock were outstanding under the 2001 Plan, and a total of 229,098 shares remain available for grant under the 2001 Plan.

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

Stock-based compensation expense recognized under ASC 718 was as follows:

	December 31,
	2017	2016	2015
Research and development	$-	$-	$-
General and administrative	127,378	133,904	105,782
Total stock-based compensation expense	$127,378	$133,904	$105,782

Stock Options

No stock options were granted during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, 30,000 stock options valued at approximately $450,000 were granted to two new members of the Board (Jennifer Chao and Jyrki Mattila, M.D., Ph.D.). The following table presents the assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2017	2016	2015
Risk-free interest rate	-	-	1.41%
Expected volatility	-	-	39%
Expected life (in years)	-	-	6.25
Dividend yield	-	-	-

The summary of the stock options activity is as follows for year ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	562,000	$11.91	2.51	$17,456,220
Grants	-	-	-	-
Exercised	(265,000)	2.68	-	9,392,150
Forfeitures or expirations	-	-	-	-
Outstanding at December 31, 2016	297,000	20.14	3.10	10,561,380
Grants	-	-	-	-
Exercised	(45,000)	8.79	-	1,554,100
Forfeitures or expirations	(20,000)	29.21	-	-
Outstanding at December 31, 2017	232,000	21.56	2.52	5,050,990

Vested and expected to vest at December 31, 2017	232,000	21.56	2.52	5,050,990
Exercisable at December 31, 2017	217,000	$20.45	2.19	$4,965,640

The following table summarizes information relating to stock options by exercise price at December 31, 2017:

	Outstanding Shares			Exercisable Shares
Option Exercise Price	Number of Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Option Price	Weighted Average Life (years)
$13.24 - 15.85	55,000	2.80	$14.73	55,000	$14.73	2.80
17.00 - 21.00	125,000	1.39	19.69	125,000	19.69	1.39
$26.43 - 37.64	52,000	4.96	33.27	37,000	31.50	4.01
	232,000	2.52	$21.56	217,000	$20.45	2.19

During the years 2017, 2016 and 2015, $0.4 million, $0.7 million and $2.8 million proceeds were received from stock options exercised, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $43.33 on December 29, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to non-vested stock options outstanding as of December 31, 2017 was approximately $140,000 which we expect to recognize over a weighted-average period of 1.42 years.

10. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company’s corporate headquarters are currently located at 35 Wilbur St., Lynbrook, NY 11563 (the “Headquarters”).  On August 14, 2015, the Company entered into an agreement with 35 Wilbur Street Associates, LLC (the “Landlord”) to extend the term of the lease to the Headquarters for an additional one year period (the “Extended Lease Agreement”). The one year extension ended on November 30, 2016. Pursuant to the Extended Lease Agreement, the Landlord took occupancy of 1,000 square feet in the front of the building, the base rent was $10,213 per month and the Company was able to cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The Agreement is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.

On November 1, 2016, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “2016 Extended Lease Agreement”). The one year extension ended on November 30, 2017. Pursuant to the 2016 Extended Lease Agreement, the base rent was $10,757 per month and the Company was able to cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The 2016 Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2016.

On November 6, 2017, the Company entered into an agreement with the Landlord to extend the term of the lease to the Headquarters for an additional one year period (the “2017 Extended Lease Agreement”). The one year extension will end on November 30, 2018. Pursuant to the 2017 Extended Lease Agreement, the base rent is $11,165 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term. The 2017 Extended Lease Agreement was filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q on November 9, 2017. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2022 and 2020, respectively.

Future minimum annual rental payments required under non-cancelable operating leases are $137,260 at year end December 31, 2017.

Expense under all operating leases amounted to approximately $132,000, $127,000 and $130,000 for 2017, 2016 and 2015, respectively.

Future minimum annual payments required under non-cancelable operating leases are approximated as follows:

Year ending December 31,

2018	$124,000
2019	6,500
2020	3,400
2021	2,300
2022	600

11. RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2017, 2016 and 2015 there were no related party transactions.

12. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for fiscal years 2017, 2016 or 2015.

14. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2017 and 2016. The data has been derived from the Company's unaudited Consolidated Financial Statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Net revenues	$7,690,619	$6,535,516	$6,516,108	$6,701,509
Operating profit	5,010,121	3,882,502	3,983,760	4,801,768
Net income	3,344,753	2,624,091	2,714,832	2,644,590
Basic earnings per share	$0.47	$0.37	$0.38	$0.37
Diluted earnings per share	$0.46	$0.36	$0.37	$0.36

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Net revenues	$6,567,991	$6,180,156	$6,882,160	$6,620,648
Operating profit	4,155,158	3,833,596	4,725,885	4,311,777
Net income	2,829,124	2,572,715	3,053,593	2,916,807
Basic earnings per share	$0.40	$0.37	$0.43	$0.41
Diluted earnings per share	$0.39	$0.35	$0.42	$0.40

EXHIBIT INDEX

Exhibit Number	Description

3.1	Registrant’s Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-KSB filed with the Commission on March 2, 2007)
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

10.21
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

10.23	Lease Renewal Letter Agreement, dated as of November 1, 2016, among the company, ABC NY and 35 Wilbur Street Associates (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016)
10.24	Lease Renewal Letter Agreement, dated as of November 6, 2017, among the company, ABC NY and 35 Wilbur Street Associates (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)
10.25	First Amendment to Second Amended and Restated Development and License Agreement, dated as of February 1, 2016, by and between BioSpecifics Technologies Corp. and Endo Global Ventures. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2016)
14.1	Amended and Restated Code of Business Conduct and Ethics*

21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from BioSpecifics Technologies Corp. Annual Report on Form 10-K for the     year  ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the    Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	filed herewith
**	furnished herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 14, 2018

BIOSPECIFICS TECHNOLOGIES CORP.

By:	/s/ Thomas L. Wegman
Name:	Thomas L. Wegman
Title:	President

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Thomas L. Wegman	President, Director, and Principal Executive, Financial
Name: Thomas L. Wegman	and Accounting Officer
Date: March 14, 2018

/s/ Paul Gitman	Director
Name: Dr. Paul Gitman
Date: March 14, 2018

/s/ Michael Schamroth	Director
Name: Michael Schamroth
Date: March 14, 2018

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date: March 14, 2018

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 14, 2018

/s/ Dr. Jyrki Mattila	Director
Name: Dr. Jyrki Mattila
Date: March 14, 2018

/s/ Jennifer Chao	Director
Name: Jennifer Chao
Date: March 14, 2018