Form 10-Q
period 2018-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2018-08-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding August 8, 2018
Common Stock ($.001 par value)	7,294,888

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

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things, the continued commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease; the continued marketing and commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease in Europe, Eurasia, Japan, Canada, Australia and New Zealand; Endo’s ability to obtain required regulatory approvals; Endo’s ability to manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality; successful development of XIAFLEX for additional indications; the ability to successfully develop, market and commercialize our drug candidates; the funding of research and development at medical institutions under agreements that are generally cancellable; the future receipt of payments from Endo, including milestone and royalty payments, in connection with the License Agreement; the plans for the repurchase of stock and reacquired stock; the suspension or discontinuation of the stock repurchase plan; the risk of doubtful accounts and how we provide for estimates of uncollectable accounts; the adoption of new accounting pronouncements and their impact; which accounting policies we consider to be critical to the estimates and judgments used to prepare the unaudited condensed consolidated financial statements; the effect of changes in interest rates on the Company’s results of operations, financial position and cash flow; changes in internal controls; the ability of internal controls and procedures to achieve desired control objectives; the existence of significant uncertain tax positions and provision for income taxes; the sufficiency of the Company’s available funds and cash flow from operations to meet our operational cash needs; whether the carrying amounts of the Company’s financial instruments approximate fair value due to the nature of the instruments; the changes in the Company’s exposure to market risk; the fair value of the Company’s stock option awards; whether the Company’s bank account balances will exceed insured limits; whether the Company is exposed to any significant credit risk on our cash; our milestone achievements and payments; whether we will continue to make payments to buy down our future royalty obligations; whether we will experience uneven payment flows due to the variance in financial terms in contracts with third parties to perform clinical trial activities and ongoing development of potential drugs; estimates concerning our development period; our interpretation of the definition of milestone; whether the Company will choose to cancel the lease prior to the expiration of the term; whether and when we will hear from Endo the results of their ongoing commercial review regarding the XIAFLEX pipeline; the timing of Endo’s determination of clinical trial timelines for additional indications; the nature of our accounts receivable balance and the timing of the Company’s release of top-line data in connection with its Phase 1 clinical trial of XIAFLEX for the treatment of uterine fibroids. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “estimate,” “likely,” “may,” “will,” “can,” and “could,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions.  There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications that will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX; and other risk factors identified in BioSpecifics’, Annual Report on Form 10-K for the year ended December 31, 2017, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30, 2018(1)	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,960,475	$7,333,810
Short term investments	53,585,924	51,973,971
Accounts receivable	12,893,893	4,655,105
Deferred royalty buy-down	1,124,990	1,794,126
Prepaid expenses and other current assets	836,979	623,503
Total current assets	81,402,261	66,380,515

Long-term investments	7,163,483	5,745,974
Deferred royalty buy-down – long term, net	-	732,206
Deferred tax assets, net	321,603	1,739,706
Patent costs, net	442,968	397,993

Total assets	$89,330,315	$74,996,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,591,707	$933,998
Income tax payable	801,800	68,733
Deferred revenue	-	1,057,979
Accrued liabilities of discontinued operations	-	78,138
Total current liabilities	2,393,507	2,138,848

Long-term deferred revenue	-	5,340,708

Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,655,167 and 7,600,167 shares issued, 7,244,233 and 7,189,233 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	7,655	7,600
Additional paid-in capital	34,424,632	33,468,323
Retained earnings	60,402,721	41,939,115
Treasury stock, 410,934 shares at cost as of June 30, 2018 and December 31, 2017	(7,898,200)	(7,898,200)
Total stockholders’ equity	86,936,808	67,516,838

Total liabilities and stockholders’ equity	$89,330,315	$74,996,394

See accompanying notes to condensed consolidated financial statements.

(1)As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective adoption method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 2 for additional discussion.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017	2018(1)	2017
Revenues:
Royalties	$7,061,139	$6,531,107	$14,146,139	$14,217,317
Licensing revenues	35,270	4,409	39,679	8,818
Total Revenues	7,096,409	6,535,516	14,185,818	14,226,135

Costs and expenses:
Research and development	211,796	337,731	407,023	592,512
General and administrative	1,985,212	2,315,283	4,054,845	4,741,000
Total Cost and Expenses	2,197,008	2,653,014	4,461,868	5,333,512

Operating income	4,899,401	3,882,502	9,723,950	8,892,623

Other income:
Interest income	273,746	140,995	491,697	242,748
Other income	81,985	23,423	96,663	25,985
	355,731	164,418	588,360	268,733

Income before income tax expense	5,255,132	4,046,920	10,312,310	9,161,356
Provision for income tax expense	(954,465)	(1,422,829)	(2,033,039)	(3,192,512)

Net income	$4,300,667	$2,624,091	$8,279,271	$5,968,844

Basic net income per share	$0.60	$0.37	$1.15	$0.83
Diluted net income per share	$0.59	$0.36	$1.13	$0.81

Shares used in computation of basic net income per share	7,215,057	7,170,223	7,204,040	7,167,251
Shares used in computation of diluted net income per share	7,315,276	7,329,118	7,309,325	7,330,875

See accompanying notes to condensed consolidated financial statements.

(1) As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective adoption method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 2 for additional discussion.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2018(1)	2017
Net income	$8,279,271	$5,968,844
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,369,227	1,084,614
Stock-based compensation expense	96,314	66,952
Deferred tax expense	82,341	218,006
Extinguishment of accrued liabilities	(78,138)	-
Changes in operating assets and liabilities:
Accounts receivable	(684,061)	(852,490)
Income tax receivable	(666,874)	204,506
Prepaid expenses and other current assets	(213,476)	(176,202)
Patent costs	(79,485)	-
Accounts payable and accrued expenses	118,696	423,848
Deferred revenue	(139,680)	(637,459)
Net cash provided by operating activities	8,084,135	6,300,619

Cash flows from investing activities:
Maturity of marketable investments	37,279,000	32,855,741
Purchases of marketable investments	(40,596,520)	(37,669,248)
Net cash used in investing activities	(3,317,520)	(4,813,507)

Cash flows from financing activities:
Proceeds from stock option exercises	860,050	258,250
Payments for repurchase of common stock	-	(478,762)
Net cash provided by (used in) financing activities	860,050	(220,512)

Increase in cash and cash equivalents	5,626,665	1,266,600
Cash and cash equivalents at beginning of year	7,333,810	4,763,364
Cash and cash equivalents at end of period	$12,960,475	$6,029,964

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$2,617,572	$2,770,000

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

June 30, 2018
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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. On February 6, 2018, Endo initiated two identical Phase 3 RELEASE clinical trials of XIAFLEX for the treatment of cellulite. The multicenter, randomized, double-blind, placebo-controlled RELEASE studies will evaluate the safety and efficacy of XIAFLEX in reducing the appearance of cellulite.

Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for Xiapex for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling Xiapex in Europe and certain Eurasian countries for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi is selling XIAFLEX for the treatment of Dupuytren’s contracture in Japan. Endo is currently distributing XIAFLEX in Canada through Paladin Labs Inc., an operating company of Endo. In December 2016, Endo entered into a new out-licensing agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion obtained marketing and commercial rights for XIAFLEX in Australia and New Zealand.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The information included in this Report should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and in Item 1A of Part 2 of our Quarterly Report on Form 10-Q for the quarter end March 31, 2018 filed with the SEC on May 10, 2018.

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

Revenues, and their respective treatment for financial reporting purposes under ASC 606 and our license agreement with Endo, are as follows:

Royalty / Mark-Up on Cost of Goods Sold

We receive royalty revenues on net sales and mark-up on cost of goods sold revenue in the U.S. under our License Agreement with Endo. These are presented in “Royalties” in our condensed consolidated statements of income.  We do not have future performance obligations under this revenue stream. In accordance with ASC 606, we record these revenues based on estimates of the net sales that occurred during the relevant period. The relevant period estimates of these royalties are based on interim data provided by Endo (when available) and analysis of historical royalties and mark-up on cost of goods sold revenue that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. The royalties payable by Endo to us are subject to set-off for certain patent costs.

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

For each development and/or commercialization agreement that result in revenues, the Company identifies all performance obligations, aside from those that are immaterial which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

At June 30, 2018, contract assets of $7.1 million for which there’s an unconditional right to receive payment was included in accounts receivable on the condensed consolidated balance sheet.

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet was as follows (in millions):

	June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Accounts receivable	$12.9	$5.8	$7.1
Deferred royalty buy-down	1.1	1.3	(0.2)
Deferred tax assets	0.3	1.5	(1.2)
Liabilities
Accounts payable and accrued expenses	1.6	1.1	0.5
Deferred revenue	-	0.9	(0.9)
Income tax payable	0.8	0.5	(1.3)
Deferred revenue, long term	-	4.9	(4.9)
Equity
Retained earnings	60.4	50.7	9.7

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statement of operations for the three and six months ended June 30, 2018 was as follows (in millions):

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Royalties	$7.1	$7.3	$(0.2)
Costs and expenses
General and administrative	$2.0	$2.0	$-
Provision for income taxes	1.0	1.0	-
Net income	4.3	4.5	(0.2)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Royalties	$14.2	$15.0	$(0.8)
Costs and expenses
General and administrative	$4.1	$4.1	$-
Provision for income taxes	2.0	2.2	(0.2)
Net income	8.3	8.9	(0.6)

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

Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact that the standard could have on our consolidated financial statements and related disclosures.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of June 30, 2018 and December 31, 2017, the amortized cost of these investments was $60.7 million and $57.7 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. As of June 30, 2018 and December 31, 2017, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of June 30, 2018 and December 31, 2017, amortized cost basis of the investments approximated their fair value. At June 30, 2018 and December 31, 2017, the amortized premium included in interest income was $288,000 and $673,000, respectively.

The following table presents the Company’s schedule of maturities at June 30, 2018 and December 31, 2017:

	Maturities as of June 30, 2018		Maturities as of December 31, 2017
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$4,870,100	$-	$1,002,650	$100,000
Corporate bonds	45,120,776	5,417,988	48,143,495	3,155,573
Certificates of deposit	3,595,048	1,745,495	2,827,826	2,490,401
Total	$53,585,924	$7,163,483	$51,973,971	$5,745,974

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

As of June 30, 2018, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2018 and December 31, 2017:

June 30, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$4,928,319	$4,928,319	$-	$-

Cash equivalents	Municipal Bonds	2,520,000	2,520,000	-	-

Cash equivalents	Corporate Bonds	1,862,000	1,862,000	-	-

Investments	Municipal Bonds	4,870,100	-	4,870,100	-

Investments	Corporate Bonds	50,538,764	-	50,538,764	-

Investments	Certificates of Deposit	5,340,543	5,340,543	-	-

December 31, 2017	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$3,108,549	$3,108,549	$-	$-

Cash equivalents	Municipal Bonds	800,000	-	800,000	-

Investments	Municipal Bonds	1,102,650	-	1,102,650	-

Investments	Corporate Bonds	51,299,068	-	51,299,068	-

Investments	Certificates of Deposit	5,318,227	5,318,227	-	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds and corporate bonds.

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the three and six months ended June 30, 2018, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $7.1 million and $14.2 million, respectively, and for the three and six months ended June 30, 2017, the licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $6.5 million and $14.2 million, respectively.

At June 30, 2018 and December 31, 2017, our accounts receivable balances from Endo were $12.9 million and $4.7 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the six months ended June 30, 2018, there were no shares repurchased as compared to the repurchase of 9,283 shares at an average price of $51.57 in the corresponding 2017 period.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2018 and December 31, 2017 our accounts receivable balance was $12.9 million and $4.7 million, respectively, and was from one customer, Endo. With the adoption of ASC 606 as of January 1, 2018, using the modified-retrospective adoption method, we recorded an adjustment to our accounts receivable balance of $7.6 million related to royalties associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. (For more a more detailed discussion regarding ASC 606 see Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RECENT ACCOUNTING PRONOUNCEMENTS - Accounting Pronouncements Adopted.)

Deferred Revenue

With the adoption of ASC 606 using the modified retrospective adoption method as of January 1, 2018, the remaining deferred revenue balance associated with the mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S. as of December 31, 2017 of $6.3 million was recorded as an adjustment to our retained earnings. Additionally, approximately $35,000 related to nonrefundable upfront product license fees for product candidates for which we have no remaining performance obligations was recognized during the second quarter of 2018. Finally, during the second quarter of 2018 we determined that the $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding was uncollectable and have reduced this amount to zero. As of June 30, 2018 and December 31, 2017, deferred revenue was zero and $6.4 million, respectively. (For more a more detailed discussion regarding ASC 606 see Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RECENT ACCOUNTING PRONOUNCEMENTS - Accounting Pronouncements Adopted.)

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of June 30, 2018 and December 31, 2017, our net reimbursable third party patent expense was $49,000 and zero, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and six month periods ended June 30, 2018, third-party royalty expenses were $0.5 million and $1.0 million, respectively. For the three and six month periods ended June 30, 2017, third-party royalty expenses were $0.4 million and $0.9 million, respectively. With the adoption of ASC 606 as of January 1, 2018 using the modified-retrospective adoption method, we recorded an adjustment to our retained earnings for third party royalties expense of $0.5 million associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold. (For more a more detailed discussion regarding ASC 606 see Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RECENT ACCOUNTING PRONOUNCEMENTS - Accounting Pronouncements Adopted.)

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of June 30, 2018.  Royalty obligations terminate five years after first commercial sale which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX and Xiapex for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and six months ended June 30, 2018 and 2017, we amortized approximately $0.5 million and $1.0 million related to this agreement, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2017. With the adoption of ASC 606 as of January 1, 2018 using the modified-retrospective adoption method, we recorded an adjustment to our capitalized balance of $0.4 million related to royalties associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. As of June 30, 2018 and December 31, 2017, the remaining capitalized balances were approximately $1.1 million and $2.5 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of June 30, 2018, there was no indicator that an impairment existed. (For more a more detailed discussion regarding ASC 606 see Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RECENT ACCOUNTING PRONOUNCEMENTS - Accounting Pronouncements Adopted.)

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

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. For the six months ended June 30, 2018, we granted a total of 31,500 stock options with a weighted average grant date fair value of $18.00 per share.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2018 were as follows:

Six Months Ended June 30, 2018
Risk-free interest rate	2.62% to 2.81%
Expected term of option	6.25 years
Expected stock price volatility	39.6% to 39.7%
Expected dividend yield	$0.0

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

Stock-based compensation expense recognized in general and administrative expenses was approximately $63,000 and $96,000 for the three and six month periods ended June 30, 2018 and approximately $33,000 and $67,000 for the three and six months ended June 30, 2017, respectively.

Stock Option Activity

A summary of our stock option activity during the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	232,000	$21.56	2.52	$5,050,990
Grants	31,500	41.79	-	-
Exercised	(55,000)	15.64	-	1,454,650
Forfeitures or expirations	-	-	-	-
Outstanding at June 30, 2018	208,500	$26.18	3.37	$3,895,465
Exercisable at June 30, 2018	169,500	$22.77	2.04	$3,744,550

During the six months ended June 30, 2018 and 2017, the Company received approximately $860,000 and $258,000, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $44.86 on June 29, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $611,000 in unrecognized compensation cost related to stock options outstanding as of June 30, 2018, which we expect to recognize over the next 3.31 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of June 30, 2018 and December 31, 2017, property and equipment were fully depreciated.

Comprehensive Income

For each of the three and six month periods ended June 30, 2018 and 2017, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of June 30, 2018 and December 31, 2017, the Company has not recorded any unrecognized tax benefits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	-	20,000	-	20,000

For the three and six months ended June 30, 2017, the Company had 20,000 options, which have an exercise price of $29.21, and would have vested upon the achievement of certain performance criteria, which were not met.  These options would have expired on December 2, 2019.  On October 25, 2017, these 20,000 options were cancelled due to a change in status of a certain consultant.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Trade accounts payable	$34,553	$152,542
Accrued legal and other professional fees	219,223	150,691
Accrued payroll and related costs	182,746	215,322
Third party royalties	1,018,308	329,211
Other accruals	136,877	86,232
Total	$1,591,707	$933,998

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

For the six months ended June 30, 2018, we increased our capitalized patent costs based on reports provided to us by Endo. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	June 30, 2018	December 31, 2017
Patents	1,004,502	$925,016
Accumulated amortization	(561,534)	(527,023)
	$442,968	$397,993

The amortization expense for patents for the three and six months ended June 30, 2018 was approximately $18,000 and $35,000, respectively and for the three and six months ended June 30, 2017 was approximately $10,000 and $20,000, respectively. The estimated aggregate amortization expense for the remaining six months of 2018 and each of the years below is approximately as follows:

July 1, 2018 - December 31, 2018	$36,000
2019	69,700
2020	53,700
2021	37,800
2022	37,800
Thereafter	208,000

6. PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. For the three and six months ended June 30, 2018, the provision for income taxes was $1.0 million and $2.0 million, respectively. As of June 30, 2018 and December 31, 2017, our remaining deferred tax assets were approximately $0.3 million and $1.7 million, respectively.

For the three and six months ended June 30, 2017, the provision for income taxes was $1.4 million and $3.2 million, respectively.

The estimated effective tax rate for the three and six months ended June 30, 2018 was 18.2% and 19.7%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the six months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs. The effective tax rate for the six months ended June 30, 2017 was 34.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

As of June 30, 2018, the Company has no unrecognized tax benefits or related interest and penalties. Management does not believe that there is any tax position which it is reasonably possible that will result in unrecognized tax benefit within the next 12 months.

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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. On February 6, 2018, Endo initiated two identical Phase 3 RELEASE clinical trials of XIAFLEX for the treatment of cellulite. The multicenter, randomized, double-blind, placebo-controlled RELEASE studies will evaluate the safety and efficacy of XIAFLEX in reducing the appearance of cellulite.

Endo is currently selling XIAFLEX in the U.S. for the treatment of Dupuytren’s contracture and Peyronie’s disease and has an agreement with Swedish Orphan Biovitrum AB (“Sobi”), pursuant to which Sobi has marketing rights for Xiapex for Dupuytren’s contracture and Peyronie’s disease in Europe and certain Eurasian countries. Sobi is currently selling Xiapex in Europe and certain Eurasian countries for the treatment of Dupuytren’s contracture and Peyronie’s disease. In addition, Endo has an agreement with Asahi Kasei Pharma Corporation (“Asahi”) pursuant to which Asahi has the right to commercialize XIAFLEX for the treatment of Dupuytren’s contracture and Peyronie’s disease in Japan. Asahi is selling XIAFLEX for the treatment of Dupuytren’s contracture in Japan. Endo is currently distributing XIAFLEX in Canada through Paladin Labs Inc., an operating company of Endo. In December 2016, Endo entered into a new out-licensing agreement with Actelion Pharmaceuticals Ltd. (“Actelion”), pursuant to which Actelion obtained marketing and commercial rights for XIAFLEX in Australia and New Zealand.

Operational Highlights

Our Phase 1 clinical trial of Collagenase Clostridium Histolyticum (CCH) for the treatment of uterine fibroids is ongoing and we plan to announce the results in 2018. The study, being conducted at the Department of Gynecology & Obstetrics at Johns Hopkins University, is designed to enroll 15 female subjects treated prior to hysterectomy. The primary endpoint of the study will assess the safety and tolerability of a single injection of XIAFLEX directly into the uterine fibroids under transvaginal ultrasound guidance. The secondary endpoints will assess symptoms of pain and bleeding, quality of life throughout the study, shrinkage of XIAFLEX treated fibroids in size, increased rates of apoptosis in treated fibroids and a decrease in the collagen content of the treated fibroids. On March 12, 2018, we announced the presentation of interim data from our ongoing Phase 1 clinical trial of XIALEX for the treatment of uterine fibroids at the 65th Annual Scientific Meeting of the Society for Reproductive Investigation on Friday, March 9, 2018 in San Diego, CA. The data showed the safety and effectiveness of the XIALFEX injection method in five patients.

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and under Item 1A of Part 2 of our Quarterly Report on Form 10Q for the quarter ended March 31, 2018 filed with the SEC on May 10, 2018.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The financial information at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2017 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2017 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed and with the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of 2018 filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

Except as described in Note 2 to our accompanying Condensed Consolidated Financial Statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of June 30, 2018 and December 31, 2017, our net reimbursable third party patent expense was $49,000 and zero, respectively.

Receivables

At June 30, 2018 and December 31, 2017 our accounts receivable balance which consists of royalties and a mark-up on costs of goods sold, was $12.9 million and $4.7 million, respectively, and was from one customer, Endo.

Deferred Revenue

We recognized the remaining $35,000 related to nonrefundable upfront product license fees for product candidates as there were no remaining performance obligations. In addition, we determined that the $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding was uncollectable and have reduced this amount to zero. As of June 30, 2018 and December 31, 2017, deferred revenue was zero and $6.4 million, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and six month periods ended June 30, 2018, third-party royalty expenses were $0.5 million and $1.0 million, respectively. For the three and six month periods ended June 30, 2017, third-party royalty expenses were $0.4 million and $0.9 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of June 30, 2018.  Royalty obligations terminate five years after first commercial sale which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX and Xiapex for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and six months ended June 30, 2018 and 2017, we amortized approximately $0.5 million and $1.0 million related to this agreement, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, the remaining capitalized balances were approximately $1.1 million and $2.5 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of June 30, 2018, there was no indicator that an impairment existed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended June 30, 2018 were $7.1 million as compared to $6.5 million in the corresponding 2017 period, an increase of $0.6 million or 9%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX in Peyronies disease partially offset by lower mark-up on cost of goods sold revenue in prepaid foreign mark-up on cost of goods sold revenue recognized under new revenue standard ASC 606, as of January 1, 2018.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three month periods ended June 30, 2018, we recognized the remaining $35,270 related to nonrefundable upfront product license fees for product candidates as there were no remaining performance obligations as compared to $4,409 in the 2017 period.

Milestone revenue recognized for the three months ended June 30, 2018 and 2017 was zero in each period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended June 30, 2018 and 2017, R&D expenses were approximately $0.2 million and $0.3 million, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2018 period as compare to the 2017 period was mainly due to lower consulting fees associated with clinical, preclinical and other R&D programs.

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

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Program
Uterine Fibroids	$104,596	$107,746
Pre-clinical/other research projects	107,200	229,985

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended June 30, 2018 and 2017 were $2.0 million and $2.3 million, respectively. The decrease in general and administrative expenses was mainly due to the lower consulting and patent fees partially offset by higher amortization associated with deferred royalty buy-down and third party royalties associated with XIAFLEX.

Other Income

Other income for the three months ended June 30, 2018 was approximately $356,000 compared to $164,000 in the corresponding 2017 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the three month period ended June 30, 2018, our provision for income taxes was $1.0 million. Our deferred tax assets as of June 30, 2018 were $0.3 million. The estimated effective tax rate for the three months ended June 30, 2018 was 18.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the three months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

For the three month period ended June 30, 2017, the provision for income taxes was $1.4 million. The effective tax rate for the three months ended June 30, 2017 was 34.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

Net Income

For the three months ended June 30, 2018, we recorded net income of $4.3 million, or $0.60 per basic common share and $0.59 per diluted common share, compared to a net income of $2.6 million, or $0.37 per basic common share and $0.36 per diluted common share, for the same period in 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the six month period ended June 30, 2018 were $14.1 million as compared to $14.2 million in the corresponding 2017 period, a decrease of $0.1 million or 1%. The decrease in total revenues for the quarterly period was primarily due to lower mark-up on cost of goods sold revenue in the U.S and prepaid foreign mark-up on cost of goods sold revenue recognized under new revenue standard ASC 606, as of January 1, 2018, which was mostly offset by an increase in royalties associated with higher overall net sales of XIAFLEX in Peyronies disease.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized certain licensing fees related to the cash payments received under the License Agreement in prior years and amortized them over the expected development period. For the six month periods ended June 30, 2018, we recognized the remaining $39,679 related to nonrefundable upfront product license fees for product candidates as there were no remaining performance obligations as compared to $8,818 in the 2017 period.

Milestone revenue recognized for the six months ended June 30, 2018 and 2017 was zero in each period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended June 30, 2018 and 2017, R&D expenses were approximately $0.4 million and $0.6 million, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2018 period as compare to the 2017 period was mainly due to lower consulting fees associated with clinical, preclinical and other R&D programs.

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

The following table summarizes our R&D expenses related to our development programs:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Program
Uterine Fibroids	$127,534	$228,132
Pre-clinical/other research projects	279,489	364,380

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the six months ended June 30, 2018 and 2017 were $4.1 million and $4.7 million, respectively. The decrease in general and administrative expenses was mainly due to the lower consulting and patent fees partially offset by higher amortization associated with deferred royalty buy-down and third party royalties associated with XIAFLEX.

Other Income

Other income for the six months ended June 30, 2018 was approximately $0.6 million compared to $0.3 million in the corresponding 2017 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the six month period ended June 30, 2018, our provision for income taxes was $2.0 million. Our deferred tax assets as of June 30, 2018 were $0.3 million. The estimated effective tax rate for the six months ended June 30, 2018 was 19.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the six months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

For the six month period ended June 30, 2017, the provision for income taxes was $3.2 million. The effective tax rate for the six months ended June 30, 2017 was 34.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

Net Income

For the six months ended June 30, 2018, we recorded net income of $8.3 million, or $1.15 per basic common share and $1.13 per diluted common share, compared to a net income of $6.0 million, or $0.83 per basic common share and $0.81 per diluted common share, for the same period in 2017.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At June 30, 2018 and December 31, 2017, we had cash and cash equivalents and investments in the aggregate of approximately $73.7 million and $65.1 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the six months ended June 30, 2018 was $8.1 million as compared to net cash provided by operating activities of $6.3 million in the 2017 period. Net cash provided by operating activities in the 2018 period was primarily attributable to our net income partially offset by an increase in accounts receivable of $0.7 million due to the timing of Endo’s payment of our quarterly XIAFLEX royalties and accrued tax liability of $0.6 million.  Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $1.5 million. Net cash provided by operating activities in the 2017 period was primarily attributable to our net income of $6.0 million, an increase in operating assets and liabilities of $1.0 million of which $0.9 million was related to an increase in accounts receivable due to sales of XIAFLEX. Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $1.4 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $3.3 million as compared to $4.8 million for the corresponding 2017 period. The net cash used in investing activities in the 2018 period reflects the investment of $40.6 million and the maturing of $37.3 million in marketable securities. The net cash used in investing activities in the 2017 period reflects the investment of $37.7 million and the maturing of $32.9 million marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $0.9 million as compared to net cash used in financing activities of approximately $0.2 million in the corresponding 2017 period. In the 2018 period, net cash provided by financing activities was due to proceeds received from stock option exercises. In the 2017 period, net cash used in financing activities was mainly due to the repurchase of approximately $0.5 million of our common stock under our stock repurchase program partially offset by the proceeds received from stock option exercises of approximately $0.3 million.

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

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at June 30, 2018, amounting to approximately $73.7 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since June 30, 2018.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and our Quarterly Report on Form 10-Q for the first quarter of 2018 filed with the SEC on May 10, 2018, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2018, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

During the six month period ended June 30, 2018, we did not repurchase any of our securities.

Item 6.	Exhibits

31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from BioSpecifics Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Cash Flows, and (iii) the Notes to the Condensed Consolidated Financial Statements.

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: August 9, 2018	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer