Form 10-Q
period 2018-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2018-11-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Class of Stock	Outstanding November 8, 2018
Common Stock ($.001 par value)	7,278,139

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

Introductory Comments – Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things, the continued commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease; the continued marketing and commercialization of XIAFLEX to treat Dupuytren’s contracture and Peyronie’s disease in Europe, Eurasia, Japan, Canada, Australia and New Zealand; Endo’s ability to obtain required regulatory approvals; Endo’s ability to manufacture XIAFLEX at an acceptable cost, in a timely manner and with appropriate quality; successful development of XIAFLEX for additional indications; the ability to successfully develop, market and commercialize our drug candidates; the funding of research and development at medical institutions under agreements that are generally cancellable; the future receipt of payments from Endo, including milestone and royalty payments, in connection with the License Agreement; the plans for the repurchase of stock and reacquired stock; the suspension or discontinuation of the stock repurchase plan; the risk of doubtful accounts and how we provide for estimates of uncollectable accounts; the adoption of new accounting pronouncements and their impact; which accounting policies we consider to be critical to the estimates and judgments used to prepare the unaudited condensed consolidated financial statements; whether Endo will provide us with the interim data necessary for us to calculate our royalty revenue estimate in accordance with our revenue recognition policy; the effect of changes in interest rates on the Company’s results of operations, financial position and cash flow; changes in internal controls; the ability of internal controls and procedures to achieve desired control objectives; the existence of significant uncertain tax positions and provision for income taxes; the sufficiency of the Company’s available funds and cash flow from operations to meet our operational cash needs; whether the carrying amounts of the Company’s financial instruments approximate fair value due to the nature of the instruments; the changes in the Company’s exposure to market risk; the fair value of the Company’s stock option awards; whether the Company’s bank account balances will exceed insured limits; whether the Company is exposed to any significant credit risk on our cash; our milestone achievements and payments; whether we will continue to make payments to buy down our future royalty obligations; whether we will experience uneven payment flows due to the variance in financial terms in contracts with third parties to perform clinical trial activities and ongoing development of potential drugs; estimates concerning our development period; our interpretation of the definition of milestone; whether the Company will choose to cancel the lease prior to the expiration of the term; whether and when we will hear from Endo the results of their ongoing commercial review regarding the XIAFLEX pipeline; the timing of Endo’s determination of clinical trial timelines for additional indications; the nature of our accounts receivable balance. In some cases, these statements can be identified by forward-looking words such as “believe,” “expect,” “anticipate,” “estimate,” “likely,” “may,” “will,” “can,” and “could,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions.  There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX in their applicable territories; the market for XIAFLEX in, and timing, initiation and outcome of clinical trials for, additional indications that will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income BioSpecifics may receive; the potential of XIAFLEX to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX; and other risk factors identified in BioSpecifics’, Annual Report on Form 10-K for the year ended December 31, 2017, its Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018 and June 30, 2018 and its Current Reports on Form 8-K filed with the Securities and Exchange Commission. All forward-looking statements included in this Report are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Report and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30, 2018(1)	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$13,381,013	$7,333,810
Short term investments	58,429,211	51,973,971
Accounts receivable	14,455,354	4,655,105
Deferred royalty buy-down	601,660	1,794,126
Prepaid expenses and other current assets	801,956	623,503
Total current assets	87,669,194	66,380,515

Long-term investments	5,168,322	5,745,974
Deferred royalty buy-down – long term, net	-	732,206
Deferred tax assets, net	275,526	1,739,706
Patent costs, net	439,892	397,993

Total assets	$93,552,934	$74,996,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,116,463	$933,998
Income tax payable	694,050	68,733
Deferred revenue	-	1,057,979
Accrued liabilities of discontinued operations	-	78,138
Total current liabilities	1,810,513	2,138,848

Long-term deferred revenue	-	5,340,708

Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,738,167 and 7,600,167 shares issued, 7,283,528 and 7,189,233 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	7,738	7,600
Additional paid-in capital	36,198,898	33,468,323
Retained earnings	65,993,035	41,939,115
Treasury stock, 454,639 and 410,934 shares at cost as of September 30, 2018 and December 31, 2017, respectively	(10,457,250)	(7,898,200)
Total stockholders’ equity	91,742,421	67,516,838

Total liabilities and stockholders’ equity	$93,552,934	$74,996,394

See accompanying notes to condensed consolidated financial statements.

(1)As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective adoption method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented.  See Note 3-Summary of Significant Accounting Policies for additional discussion.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017	2018(1)	2017
Revenues:
Royalties	$8,168,081	$6,511,700	$23,068,585	$20,729,017
Licensing revenues	-	4,408	39,679	13,226
Total Revenues	8,168,081	6,516,108	23,108,264	20,742,243

Costs and expenses:
Research and development	162,625	356,847	569,648	949,359
General and administrative	2,232,077	2,175,501	6,345,662	6,916,501
Total Cost and Expenses	2,394,702	2,532,348	6,915,310	7,865,860

Operating income	5,773,379	3,983,760	16,192,954	12,876,383

Other income:
Interest income	359,637	193,462	851,334	436,210
Other income	-	14,667	96,663	40,651
	359,637	208,129	947,997	476,861

Income before income tax expense	6,133,016	4,191,889	17,140,951	13,353,244
Provision for income tax expense	(1,089,966)	(1,477,057)	(3,271,366)	(4,669,569)

Net income	$5,043,050	$2,714,832	$13,869,585	$8,683,675

Basic net income per share	$0.69	$0.38	$1.92	$1.21
Diluted net income per share	$0.69	$0.37	$1.89	$1.19

Shares used in computation of basic net income per share	7,281,388	7,164,934	7,230,106	7,166,470
Shares used in computation of diluted net income per share	7,356,885	7,314,609	7,327,029	7,325,602

See accompanying notes to condensed consolidated financial statements.

(1)As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective adoption method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 3-Summary of Significant Accounting Policies for additional discussion.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2018(1)	2017
Net income	$13,869,585	$8,683,675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,984,577	1,632,823
Stock-based compensation expense	159,883	100,428
Deferred tax expense	128,418	298,121
Extinguishment of accrued liabilities	(78,138)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,245,522)	(871,093)
Income tax receivable	(774,624)	437,781
Prepaid expenses and other current assets	(178,453)	(48,719)
Patent costs	(95,399)	-
Accounts payable and accrued expenses	(356,548)	46,626
Deferred revenue	(139,680)	(907,776)
Net cash provided by operating activities	12,274,099	9,371,866

Cash flows from investing activities:
Maturity of marketable investments	58,380,000	43,579,082
Purchases of marketable investments	(64,618,676)	(50,933,705)
Net cash used in investing activities	(6,238,676)	(7,354,623)

Cash flows from financing activities:
Proceeds from stock option exercises	2,570,830	258,250
Payments for repurchase of common stock	(2,559,050)	(616,499)
Net cash provided by (used in) financing activities	11,780	(358,249)

Increase in cash and cash equivalents	6,047,203	1,658,994
Cash and cash equivalents at beginning of year	7,333,810	4,763,364
Cash and cash equivalents at end of period	$13,381,013	$6,422,358

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$3,917,572	$4,410,000

(1)As of January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective adoption method, and as a result, there is a lack of comparability of certain amounts to the prior periods presented. See Note 3-Summary of Significant Accounting Policies for additional discussion.

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018
(Unaudited)

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 9, 2018, we underestimated the amount of royalty revenue from Endo by approximately $750,000 because we did not have sufficient controls in place and Endo’s sales materially exceeded our estimates based on available historical data for the relevant period. Consequently, we have corrected that amount for the relevant period in this Quarterly Report on Form 10-Q. We have requested that Endo provide this interim data consistently going forward and, they have provided it to us for this quarter ended September 30, 2018. As we continue to refine our estimation process and controls around that process, we will need this data to make reasonable estimates.

The “As Reported” amounts in the tables below represent the amounts reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

The nature of the restatement adjustments and the impact of the adjustments to June 30, 2018 are shown in the following tables:

	June 30, 2018 Condensed Consolidated Balance Sheet
	As Reported	Adjustments	Restated
Assets
Accounts Receivable	$12,893,893	$754,365	$13,648,258
Total Current Assets	81,402,261	754,365	82,156,626
Total Assets	89,330,315	754,365	90,084,680

Liabilities
AP and Accrued Liabilities	1,591,707	58,740	1,650,447
Income Tax Payable	801,800	148,361	950,161
Total Current Liabilities	2,393,507	207,101	2,600,608

Stockholders' Equity
Retained Earnings	60,402,721	547,264	60,949,985
Total Stockholders' Equity	86,936,808	547,264	87,484,072
Total Liabilities and Stockholders' Equity	$89,330,315	$754,365	$90,084,680

	Condensed Consolidated Income Statements
	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues
Royalties	$7,061,139	$754,365	$7,815,504	$14,146,139	$754,365	$14,900,504
Total Revenues	7,096,409	754,365	7,850,774	14,185,818	754,365	14,940,183

Cost and expenses
General and administrative	1,985,212	58,740	2,043,952	4,054,845	58,740	4,113,585
Total cost and expenses	2,197,008	58,740	2,255,748	4,461,868	58,740	4,520,608

Operating income	4,899,401	695,625	5,595,026	9,723,950	695,625	10,419,575

Income before income tax expense	5,255,132	695,625	5,950,757	10,312,310	695,625	11,007,935
Provision for income tax expense	(954,465)	(148,361)	(1,102,826)	(2,033,039)	(148,361)	(2,181,400)
Net income	$4,300,667	$547,264	$4,847,931	$8,279,271	$547,264	$8,826,535

Basic net income per share	$0.60		$0.67	$1.15		$1.23
Diluted net income per share	$0.59		$0.66	$1.13		$1.21

	Condensed Consolidated Statement of Cash Flow Six months ended June 30, 2018
	As Reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Income	$8,279,271	$547,264	$8,826,535
Changes in Operating Assets and Liabilities:
Accounts Receivable	(684,061)	(754,365)	(1,438,426)
Income tax receivable	(666,874)	148,361	(518,513)
Accounts payable and accrued expenses	118,696	58,740	177,436

2.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. On February 6, 2018, Endo initiated two identical Phase 3 RELEASE clinical trials of XIAFLEX for the treatment of cellulite. On November 7, 2018, Endo released positive results from the multicenter, randomized, double-blind, placebo-controlled RELEASE studies, which evaluated the safety and efficacy of XIAFLEX in reducing the appearance of cellulite. (For more a more detailed discussion of the results see Note 7 – Subsequent Events.)

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The information included in this Report should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and in Item 1A of Part 2 of our Quarterly Reports on Form 10-Q for the quarter end March 31, 2018 and June 30, 2018 filed with the SEC on May 10, 2018 and August 9, 2018, respectively.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp. All intercompany balances and transactions have been eliminated.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, deferred tax assets, third party royalties and deferred royalty buy-down. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition”, “Provision for Income Taxes” and “Third-Party Royalties and Royalty Buy-Down.” Actual results may differ from those estimates.

Revenue Recognition

Beginning in 2014, Financial Accounting Standards Board (“FASB”) issued several Accounting Standards Updates establishing Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).  ASC 606 requires retrospective implementation, and replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model.  The Company adopted ASC 606 effective January 1, 2018. Under ASC 606, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation(s).

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

For each development and/or commercialization agreement that result in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

Effective January 1, 2018, the Company adopted ASC 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on a modified retrospective basis through a cumulative adjustment to equity. See Note 3 – Significant Accounting Policies – Revenue Recognition.

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

At September 30, 2018, contract assets of $8.2 million for which there’s an unconditional right to receive payment were included in accounts receivable on the condensed consolidated balance sheet.

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet was as follows (in millions):

	September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Assets
Accounts receivable	$14.5	$6.3	$8.2
Deferred royalty buy-down	0.6	0.7	(0.1)
Deferred tax assets	0.3	1.5	(1.2)
Liabilities
Accounts payable and accrued expenses	1.1	0.5	0.6
Deferred revenue	-	1.0	(1.0)
Income tax payable	0.7	(0.6)	1.3
Deferred revenue, long term	-	4.5	(4.5)
Equity
Retained earnings	66.0	55.5	10.5

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows (in millions):

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Royalties	$8.2	$8.1	$0.1
Costs and expenses
General and administrative	$2.2	$2.2	$-
Provision for income taxes	1.1	1.1	-
Net income	5.0	4.9	0.1

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)
Revenues
Royalties	$23.1	$23.1	$-
Costs and expenses
General and administrative	$6.3	$6.3	$-
Provision for income taxes	3.3	3.5	(0.2)
Net income	13.9	13.7	0.2

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

Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We do not expect the standard will have a material impact on our consolidated financial statements due to the short term nature of our leases.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of September 30, 2018 and December 31, 2017, the amortized cost of these investments was $63.6 million and $57.7 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. As of September 30, 2018 and December 31, 2017, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of September 30, 2018 and December 31, 2017, amortized cost basis of the investments approximated their fair value. At September 30, 2018 and December 31, 2017, the amortized premium included in interest income was $361,000 and $673,000, respectively.

The following table presents the Company’s schedule of maturities at September 30, 2018 and December 31, 2017:

	Maturities as of September 30, 2018		Maturities as of December 31, 2017
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$4,285,175	$100,000	$1,002,650	$100,000
Corporate bonds	49,052,966	4,819,306	48,143,495	3,155,573
Certificates of deposit	5,091,070	249,016	2,827,826	2,490,401
Total	$58,429,211	$5,168,322	$51,973,971	$5,745,974

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

As of September 30, 2018, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2018 and December 31, 2017:

September 30, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$9,491,019	$9,491,019	$-	$-

Cash equivalents	Corporate Bonds	1,300,000	1,300,000	-	-

Investments	Municipal Bonds	4,385,175	-	4,385,175	-

Investments	Corporate Bonds	53,872,272	-	53,872,272	-

Investments	Certificates of Deposit	5,340,086	5,340,086	-	-

December 31, 2017	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$3,108,549	$3,108,549	$-	$-

Cash equivalents	Municipal Bonds	800,000	-	800,000	-

Investments	Municipal Bonds	1,102,650	-	1,102,650	-

Investments	Corporate Bonds	51,299,068	-	51,299,068	-

Investments	Certificates of Deposit	5,318,227	5,318,227	-	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds and corporate bonds.

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the three and nine months ended September 30, 2018, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $8.2 million and $23.1 million, respectively, and for the three and nine months ended September 30, 2017, the licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $6.5 million and $20.7 million, respectively.

At September 30, 2018 and December 31, 2017, our accounts receivable balances from Endo were $14.5 million and $4.7 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the nine months ended September 30, 2018, we repurchased 43,705 shares at an average price of $58.55 as compared to the repurchase of 12,048 shares at an average price of $51.17 in the corresponding 2017 period.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2018 and December 31, 2017 our accounts receivable balance was $14.5 million and $4.7 million, respectively, and was from one customer, Endo. With the adoption of ASC 606 as of January 1, 2018, using the modified-retrospective adoption method, we recorded an adjustment to our accounts receivable balance of $7.6 million related to royalties associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. (For more a more detailed discussion regarding ASC 606 see Note 3- Summary of Significant Accounting Policies – Recent Accounting Pronouncements - Accounting Pronouncements Adopted.)

Deferred Revenue

With the adoption of ASC 606 using the modified retrospective adoption method as of January 1, 2018, the remaining deferred revenue balance associated with the mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S. as of December 31, 2017 of $6.3 million was recorded as an adjustment to our retained earnings. Additionally, approximately $35,000 related to nonrefundable upfront product license fees for product candidates for which we have no remaining performance obligations was recognized during the second quarter of 2018. Finally, during the second quarter of 2018 we determined that the $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding was uncollectable and have reduced this amount to zero. As of September 30, 2018 and December 31, 2017, deferred revenue was zero and $6.4 million, respectively. (For more a more detailed discussion regarding ASC 606 see Note 3- Summary of Significant Accounting Policies – Recent Accounting Pronouncements - Accounting Pronouncements Adopted.)

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of September 30, 2018 and December 31, 2017, our net reimbursable third party patent expense was $40,000 and zero, respectively.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and nine month periods ended September 30, 2018, third-party royalty expenses were $0.6 million and $1.7 million, respectively. For the three and nine month periods ended September 30, 2017, third-party royalty expenses were $0.4 million and $1.4 million, respectively. With the adoption of ASC 606 as of January 1, 2018 using the modified-retrospective adoption method, we recorded an adjustment to our retained earnings for third party royalties expense of $0.5 million associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold. (For more a more detailed discussion regarding ASC 606 see Note 3- Summary of Significant Accounting Policies – Recent Accounting Pronouncements - Accounting Pronouncements Adopted.)

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  Royalty obligations terminate five years after first commercial sale which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX and Xiapex for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and nine months ended September 30, 2018, we amortized approximately $0.6 million and $1.6 million related to this agreement and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017. With the adoption of ASC 606 as of January 1, 2018 using the modified-retrospective adoption method, we recorded an adjustment to our capitalized balance of $0.4 million related to royalties associated with the net sales of XIAFLEX that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. As of September 30, 2018 and December 31, 2017, the remaining capitalized balances were approximately $0.6 million and $2.5 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of September 30, 2018, there was no indicator that an impairment existed. (For more a more detailed discussion regarding ASC 606 see Note 3- Summary of Significant Accounting Policies – Recent Accounting Pronouncements - Accounting Pronouncements Adopted.)

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

Stock-Based Compensation

The Company has one stock-based compensation plan in effect. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock options including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. For the nine months ended September 30, 2018, we granted a total of 31,500 stock options with a weighted average grant date fair value of $18.00 per share.
The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2018 were as follows:

Nine Months Ended September 30, 2018
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

Stock-based compensation expense recognized in general and administrative expenses was approximately $64,000 and $160,000 for the three and nine month periods ended September 30, 2018 and approximately $33,000 and $100,000 for the three and nine months ended September 30, 2017, respectively.

Stock Option Activity

A summary of our stock option activity during the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	232,000	$21.56	2.52	$5,050,990
Grants	31,500	41.79	-	-
Exercised	(138,000)	18.63	-	3,720,149
Forfeitures or expirations	-	-	-	-
Outstanding at September 30, 2018	125,500	$29.86	5.16	$3,593,430
Exercisable at September 30, 2018	86,500	$24.84	3.47	$2,910,945

During the nine months ended September 30, 2018 and 2017, the Company received approximately $2.6 million and $258,000, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $58.49 on September 28, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $548,000 in unrecognized compensation cost related to stock options outstanding as of September 30, 2018, which we expect to recognize over the next 3.17 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of September 30, 2018 and December 31, 2017, property and equipment were fully depreciated.

Comprehensive Income

For each of the three and nine month periods ended September 30, 2018 and 2017, we had no components of other comprehensive income other than net income itself.

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

We use the asset and liability method of accounting for income taxes, as set forth in ASC 740-10-25-2. Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax basis of assets and liabilities at the statutory rates enacted for future periods. In accordance with ASC 740-10-45-25, Income Statement Classification of Interest and Penalties, we classify interest associated with income taxes under interest expense and tax penalties under other.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of September 30, 2018 and December 31, 2017, the Company has not recorded any unrecognized tax benefits.

Commitments and Contingencies

On September 14, 2018, the Company entered into an agreement with the Landlord, dated August 14, 2018, to extend the term of the lease to the Headquarters for an additional one year period (the “Extended Lease Agreement”). The one year extension will end on November 30, 2019. Pursuant to the Extended Lease Agreement, the base rent is $11,500 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term.

4.	NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the treasury stock method.

The following table summarizes the number of common equivalent shares that were excluded for the calculation of diluted net income per share reported in the condensed consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	-	20,000	-	20,000

For the three and nine months ended September 30, 2017, the Company had 20,000 options, which have an exercise price of $29.21, and would have vested upon the achievement of certain performance criteria, which were not met.  These options would have expired on December 2, 2019.  On October 25, 2017, these 20,000 options were cancelled due to a change in status of a certain consultant.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Trade accounts payable	$122,485	$152,542
Accrued legal and other professional fees	200,116	150,691
Accrued payroll and related costs	183,435	215,322
Third party royalties	589,274	329,211
Other accruals	21,153	86,232
Total	$1,116,463	$933,998

6.	PATENT COSTS

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

For the nine months ended September 30, 2018, we increased our capitalized patent costs based on reports provided to us by Endo. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	September 30, 2018	December 31, 2017
Patents	1,020,416	$925,016
Accumulated amortization	(580,524)	(527,023)
	$439,892	$397,993

The amortization expense for patents for the three and nine months ended September 30, 2018 was approximately $19,000 and $54,000, respectively and for the three and nine months ended September 30, 2017 was approximately $10,000 and $31,000, respectively. The estimated aggregate amortization expense for the remaining three months of 2018 and each of the years below is approximately as follows:

October 1, 2018 - December 31, 2018	$19,400
2019	72,700
2020	55,800
2021	38,900
2022	38,900
Thereafter	214,200

7.	PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. For the three and nine months ended September 30, 2018, the provision for income taxes was $1.1 million and $3.3 million, respectively. As of September 30, 2018 and December 31, 2017, our remaining deferred tax assets were approximately $0.3 million and $1.7 million, respectively.

For the three and nine months ended September 30, 2017, the provision for income taxes was $1.5 million and $4.7 million, respectively.

The estimated effective tax rate for the three and nine months ended September 30, 2018 was 18.1% and 19.1%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the nine months ended September 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs. The effective tax rate for the nine months ended September 30, 2017 was 35% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

As of September 30, 2018, the Company has no unrecognized tax benefits or related interest and penalties. Management does not believe that there is any tax position which it is reasonably possible that will result in unrecognized tax benefit within the next 12 months.

7.	SUBSEQUENT EVENTS

On November 7, 2018, Endo announced positive results from two identical Phase 3 Randomized EvaLuation of CEllulite Reduction by CollAgenaSE Clostridium Histolyticum (“RELEASE”) studies of CCH for the treatment of cellulite in the buttocks. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial's primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity in the target buttock at Day 71 as compared to subjects receiving placebo. In addition, RELEASE-1 passed 8 out of 8 key secondary endpoints and RELEASE-2 passed 7 out of 8 key secondary endpoints. CCH was well-tolerated in the actively-treated subjects with most adverse events (AEs) being mild to moderate in severity and primarily limited to the local injection area.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (CCH) for multiple indications. We currently have a development and license agreement with Endo Global Ventures, a Bermuda unlimited liability company (“Endo Global Ventures”), an affiliate of Endo International plc (“Endo”), for injectable collagenase for marketed indications and indications in development. Endo assumed this agreement when Endo acquired Auxilium Pharmaceuticals, Inc. (“Auxilium”) on January 29, 2015 (the “Acquisition”). Injectable collagenase clostridium histolyticum is marketed as XIAFLEX® (or Xiapex® in Europe).

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

On November 8, 2016, following a change in Endo management, Endo announced that a commercial review is ongoing of the XIAFLEX exercised but non-marketed indications, including frozen shoulder, cellulite, lateral hip fat, plantar fibromatosis and human lipoma, so that Endo can best prioritize its R&D efforts and determine clinical trial timelines moving forward. On February 6, 2018, Endo initiated two identical Phase 3 RELEASE clinical trials of XIAFLEX for the treatment of cellulite. On November 7, 2018, Endo released positive results from the multicenter, randomized, double-blind, placebo-controlled RELEASE studies, which evaluated the safety and efficacy of XIAFLEX in reducing the appearance of cellulite. (For more a more detailed discussion of the results see Note 7 – Subsequent Events to the Company’s Condensed Consolidated Financial Statements.)

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

Operational Highlights

On October 31, 2018, we announced positive topline data from our Phase 1 trial of Collagenase Clostridium Histolyticum (“CCH”) for the treatment of uterine fibroids. The study met the primary endpoint of safety and tolerability of a single injection of XIAFLEX directly into the uterine fibroids under transvaginal ultrasound guidance with no observed clinically significant adverse reactions. Pharmacodynamic changes were noted in all secondary endpoints, which included assessment of symptoms of pain and bleeding, quality of life throughout the study, shrinkage of XIAFLEX treated fibroids in size, increased rates of apoptosis in treated fibroids and a decrease in the collagen content of the treated fibroids, with the exception of apoptosis.

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and under Item 1A of Part 2 of our Quarterly Reports on Form 10Q for the quarter ended March 31, 2018 and June 30, 2018 filed with the SEC on May 10, 2018 and August 9, 2018, respectively.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo and on various other assumptions that we believe are reasonable under the circumstances. The financial information at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2017 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2017 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed and with the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarters of 2018 filed with the SEC. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

As described in Note 3 to our accompanying Condensed Consolidated Financial Statements with respect to changes in our revenue recognition policy related to our adoption of the requirements of ASC 606, there have been no significant changes to our critical accounting policies for the three and nine months ended September 30, 2018, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018 and June 30, 2018.

As described in Note 1, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we underestimated the amount of royalty revenue from Endo by approximately $750,000 because we did not have sufficient controls in place and Endo’s sales materially exceeded our estimates based on available historical data for the relevant period.  Consequently, we have corrected that amount for the relevant period in this Quarterly Report on Form 10-Q.  We have requested that Endo provide this interim data consistently going forward and, while they have provided it to us for this quarter ended September 30, 2018, there is no guarantee that they will do so in the future and we may need to make further corrections or adjustments in the future if there are differences between actual and estimated royalties.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and nine month periods ended September 30, 2018, third-party royalty expenses were $0.7 million and $1.7 million, respectively. For the three and nine month periods ended September 30, 2017, third-party royalty expenses were $0.4 million and $1.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX and Xiapex increase and potential new indications for XIAFLEX and Xiapex are approved, marketed and sold.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of September 30, 2018.  Royalty obligations terminate five years after first commercial sale which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX and Xiapex for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and nine months ended September 30, 2018 and 2017, we amortized approximately $0.6 million and $1.6 million related to this agreement and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the remaining capitalized balances were approximately $0.6 million and $2.5 million, respectively. We perform an evaluation of the recoverability of the carrying value to determine if facts and circumstances indicate that the carrying value of the assets may be impaired and if any adjustment is warranted.  As of September 30, 2018, there was no indicator that an impairment existed.

          Stock Based Compensation

Under ASC 718, Compensation - Stock Compensation, or ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our common stock and the expected term of an award. Expected volatility is based on the historical volatility of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value future employee stock-based awards granted, to the extent any such awards are granted.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended September 30, 2018 were $8.2 million as compared to $6.5 million in the corresponding 2017 period, an increase of $1.7 million or 26%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX in Dupuytren's contracture and Peyronie’s disease partially offset by lower mark-up on cost of goods sold revenue in prepaid foreign mark-up on cost of goods sold revenue recognized under new revenue standard ASC 606, as of January 1, 2018.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three month periods ended September 30, 2018, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates as compared to $4,408 in the 2017 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended September 30, 2018 and 2017, R&D expenses were approximately $0.2 million and $0.4 million, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2018 period as compared to the 2017 period was mainly due to lower consulting fees associated with clinical, clinical costs and other R&D programs.

We manage the development of XIAFLEX for uterine fibroids and initiate the development of XIAFLEX in new potential indications, not licensed by Endo. On October 31, 2018, we announced positive topline data from our Phase 1 trial of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Program
Uterine Fibroids	$82,716	$129,276
Pre-clinical/other research projects	79,909	227,571

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended September 30, 2018 and 2017 were $2.2 million in each period. Changes in general and administrative expenses was mainly due to the higher amortization associated with deferred royalty buy-down, third party royalties associated with XIAFLEX, patent fees and professional fees partially offset by lower consulting and general legal fees.

Other Income

Other income for the three months ended September 30, 2018 was approximately $360,000 compared to $208,000 in the corresponding 2017 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the three month period ended September 30, 2018, our provision for income taxes was $1.1 million. Our deferred tax assets as of September 30, 2018 were $0.3 million. The estimated effective tax rate for the three months ended September 30, 2018 was 18.1% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the three months ended September 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

For the three month period ended September 30, 2017, our provision for income taxes was $1.5 million. Our deferred tax assets as of September 30, 2017 were $3.0 million.  The effective tax rate for the three months ended September 30, 2017 was 35% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

Net Income

For the three months ended September 30, 2018, we recorded net income of $5.0 million, or $0.69 per basic common share and $0.69 per diluted common share, compared to a net income of $2.7 million, or $0.38 per basic common share and $0.37 per diluted common share, for the same period in 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the nine month period ended September 30, 2018 were $23.1 million as compared to $20.7 million in the corresponding 2017 period, an increase of $2.4 million or 12%. The increase in total revenues for the nine month period was primarily due to royalties associated with higher net sales of XIAFLEX in Dupuytren’s contracture and Peyronie’s disease partially offset by lower mark-up on cost of goods sold revenue in prepaid foreign mark-up on cost of goods sold revenue recognized under new revenue standard ASC 606, as of January 1, 2018.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. We recognized certain licensing fees related to the cash payments received under the License Agreement in prior years and amortized them over the expected development period. For the nine month periods ended September 30, 2018, we recognized the remaining $39,679 related to nonrefundable upfront product license fees for product candidates as there were no remaining performance obligations as compared to $13,226 in the 2017 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the nine month periods ended September 30, 2018 and 2017, R&D expenses were approximately $0.6 million and $0.9 million, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2018 period as compared to the 2017 period was mainly due to lower consulting fees associated with clinical, clinical costs and other R&D programs.

We manage the development of XIAFLEX for uterine fibroids and initiate the development of XIAFLEX in new potential indications, not licensed by Endo. On October 31, 2018, we announced positive topline data from our Phase 1 trial of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Program
Uterine Fibroids	$210,250	$357,409
Pre-clinical/other research projects	359,398	591,950

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $6.3 million and $6.9 million, respectively. The decrease in general and administrative expenses was mainly due to the lower consulting and patent fees partially offset by higher amortization associated with deferred royalty buy-down and third party royalties associated with XIAFLEX.

Other Income

Other income for the nine months ended September 30, 2018 was approximately $0.9 million compared to $0.5 million in the corresponding 2017 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the nine month period ended September 30, 2018, our provision for income taxes was $3.3 million. Our deferred tax assets as of September 30, 2018 were $0.3 million. The estimated effective tax rate for the nine months ended September 30, 2018 was 19.1% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the nine months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

For the nine month period ended September 30, 2017, the provision for income taxes was $4.7 million. The effective tax rate for the nine months ended September 30, 2017 was 35% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017.

Net Income

For the nine months ended September 30, 2018, we recorded net income of $13.9 million, or $1.92 per basic common share and $1.89 per diluted common share, compared to a net income $8.7 million, or $1.21 per basic common share and $1.19 per diluted common share, for the same period in 2017.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At September 30, 2018 and December 31, 2017, we had cash and cash equivalents and investments in the aggregate of approximately $77.0 million and $65.1 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $12.3 million as compared to net cash provided by operating activities of $9.4 million in the 2017 period. Net cash provided by operating activities in the 2018 period was primarily attributable to our net income partially offset by an increase in accounts receivable of $2.2 million due to an increase in XIAFLEX net sales and accrued tax liability of $0.8 million.  Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $2.2 million. Net cash provided by operating activities in the 2017 period was primarily attributable to our net income of $8.7 million, an increase in operating assets and liabilities of $1.3 million of which $0.9 million was related to an increase in accounts receivable due to sales of XIAFLEX. Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $2.0 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $6.2 million as compared to $7.4 million for the corresponding 2017 period. The net cash used in investing activities in the 2018 period reflects the investment of $58.4 million and the maturing of $64.6 million in marketable securities. The net cash used in investing activities in the 2017 period reflects the investment of $43.6 million and the maturing of $50.9 million marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $12,000 as compared to net cash used in financing activities of approximately $0.4 million in the corresponding 2017 period. In the 2018 period, net cash provided by financing activities was due to proceeds received from stock option exercises of approximately $2.6 million and the repurchase of approximately of $2.6 million of our common stock under our stock repurchase program. In the 2017 period, net cash used in financing activities was mainly due to the repurchase of approximately $0.6 million of our common stock under our stock repurchase program partially offset by the proceeds received from stock option exercises of approximately $0.3 million.

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

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at September 30, 2018, amounting to approximately $77.0 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since September 30, 2018.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of Thomas L. Wegman, the Company’s President, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Thomas L. Wegman, in his capacity as the sole named executive officer of the Company, the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective, as discussed below, to ensure that information required to be disclosed by it in reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis. Because of our inability to estimate correctly the royalty revenue to be received from Endo for the quarter ended June 30, 2018, our management has identified a material weakness in internal controls concerning our royalty revenue recognition process, which we are attempting to correct by implementing additional controls by requesting that Endo provide to us timely interim data on royalties before the end of the relevant quarter so that our estimates are not based solely on our analysis of historical data. For the quarter ended September 30, 2018, Endo provided us the necessary interim data for us to estimate our royalty revenue.

Changes in Internal Controls

Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To address the material weakness in internal controls identified by us concerning our royalty revenue recognition process, we are attempting to correct such material weakness by requesting that Endo provide to us timely interim data on royalties before the end of the relevant period so that our estimates are not based solely on our analysis of historical data. For the quarter ended September 30, 2018, Endo provided us the necessary interim data for us to estimate our royalty revenue.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and our Quarterly Reports on Form 10-Q for the first and second quarters of 2018 filed with the SEC on May 10, 2018 and August 9, respectively, which could materially affect our business, financial condition or future results.

Our Quarterly Royalty Revenue Recognition is Dependent Upon the Receipt of Interim Data from Endo

We receive royalty revenues on net sales under our License Agreement with Endo. These are presented in “Royalties” in our condensed consolidated statements of income.  In accordance with ASC 606, we record these revenues based on estimates of the net sales that occurred during the relevant period. The relevant period estimates of these royalties are based on interim data provided by Endo and analysis of historical royalties and mark-up on cost of goods sold revenue that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter.  While we have requested that Endo provide interim data to us on a regular basis, there is no guarantee that they will do so in the future and we may need to make quarterly corrections or adjustments in the future if there are differences in actual and estimated royalties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2018, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by us during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that may yet be Purchased under the Plan
			275,014	$3,000,000	(1)
July 1, 2018 – July 31, 2018	-	$-	-	-
August 1, 2018 – August 31, 2018	-	-	-	-
September 1, 2018 – September 30, 2018	43,705	58.55	318,719	$440,950

(1)	On August 9, 2018, we announced that our Board of Directors had authorized the repurchase of up to $3.0 million of our common stock under the stock repurchase program.
(2)	The purchases were made in open-market transactions in compliance with rule 10b-18 or under the company’s 10b-18 plan.
(3)	Includes commissions paid, if any, related to the stock repurchase transactions.

Item 6.	Exhibits

10.1	Amended Agreement of Lease, dated as of August 14, 2018, among the Company, ABC-NY and 35 Wilbur Street Associates.
31**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101*
The following materials from BioSpecifics Technologies Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Cash Flows, and (iii) the Notes to the Condensed Consolidated Financial Statements.

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 9, 2018	/s/ Thomas L. Wegman
Thomas L. Wegman
President, Principal Executive Officer and Principal Financial Officer