Form 10-Q
period 2019-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2019-05-10
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BSTC	The Nasdaq Capital Market

As of May 9, 2019, there were 7,286,902 shares of Common Stock, par value $0.001 per share, outstanding.

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

Introductory Comments – Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Quarterly Report on Form 10-Q include statements concerning, among other things, (i) the opportunity for minimally invasive non-surgical treatment XIAFLEX® in several potential pipeline indications; (ii) whether and when the Company will hear from Endo International plc (“Endo”) the results of their full commercial assessment and analysis regarding the XIAFLEX® research and development (“R&D”) pipeline; (iii) the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease; (iv) the expansion of the market for XIAFLEX® through future growth initiatives; (v) whether treating uterine fibroids with XIAFLEX® will achieve the advantages over major surgery identified by the Company; (vi) Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids; (vii) whether XIAFLEX® will be the only U.S. Food and Drug Administration (“FDA”) approved nonsurgical therapy for frozen shoulder (adhesive capsulitis); (viii) the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships; and (ix) and the strength of the Company’s IP portfolio.

In some cases, these statements can be identified by forward-looking words such as “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX® in their applicable territories; the market for XIAFLEX® in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX®; and other risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), specifically in Part I, Item IA of the 2018 Annual Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis.” All forward-looking statements included in this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2019 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,597,430	$13,176,452
Short term investments	66,899,660	67,707,143
Accounts receivable	16,476,790	16,518,687
Deferred royalty buy-down	-	184,931
Prepaid expenses and other current assets	604,392	646,749
Total current assets	101,578,272	98,233,962

Long-term investments	3,635,115	1,099,834
Deferred tax assets, net	313,768	313,768
Patent costs, net	425,678	444,478

Total assets	$105,952,833	$100,092,042

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,944,663	1,798,588
Income tax payable	1,802,847	704,934
Total current liabilities	3,747,510	2,503,522

Commitments and Contingencies
Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,740,167 and 7,738,167 shares issued, 7,277,902 and 7,275,902 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	7,740	7,738
Additional paid-in capital	36,502,652	36,302,446
Retained earnings	76,593,314	72,176,719
Treasury stock, 462,265 shares at cost as of March 31, 2019 and December 31, 2018	(10,898,383)	(10,898,383)
Total stockholders’ equity	102,205,323	97,588,520

Total liabilities and stockholders’ equity	$105,952,833	$100,092,042

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Royalties	$8,129,141	$7,085,000
Licensing revenues	-	4,409
Total Revenues	8,129,141	7,089,409

Costs and expenses:
Research and development	149,536	195,227
General and administrative	2,907,160	2,069,633
Total Costs and Expenses	3,056,696	2,264,860

Operating income	5,072,445	4,824,549

Other income:
Interest income	449,425	217,951
Other income	-	14,678
	449,425	232,629

Income before income tax expense	5,521,870	5,057,178
Provision for income tax expense	(1,105,275)	(1,078,574)

Net income	$4,416,595	$3,978,604

Basic net income per share	$0.61	$0.55
Diluted net income per share	$0.60	$0.54

Shares used in computation of basic net income per share	7,276,885	7,192,900
Shares used in computation of diluted net income per share	7,338,128	7,303,336

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed consolidated Statements of Stockholders' Equity

	Common Stock Shares Amount		Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2017	7,600,167	$7,600	$33,468,323	$41,939,115	$(7,898,200)	$67,516,838
Adjustment due to adoption of ASC606	-	-	-	10,184,335	-	10,184,335
Issuance of common stock upon stock option exercise	10,000	10	132,390	-	-	132,400
Stock compensation expense	-	-	32,512	-	-	32,512
Net income	-	-	-	3,978,604	-	3,978,604
Balances – March 31, 2018	7,610,167	$7,610	$33,633,225	$56,102,054	$(7,898,200)	$81,844,689

	Common Stock Shares Amount		Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	2,000	2	58,418	-	-	58,420
Stock compensation expense	-	-	141,788	-	-	141,788
Net income	-	-	-	4,416,595	-	4,416,595
Balances – March 31, 2019	7,740,167	$7,740	$36,502,652	$76,593,314	$(10,898,383)	$102,205,323

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2019	2018
Net income	$4,416,595	$3,978,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	153,261	699,703
Stock-based compensation expense	141,788	32,512
Changes in operating assets and liabilities:
Accounts receivable	41,897	(6,955,839)
Income tax payable	1,097,913	1,067,002
Prepaid expenses and other current assets	42,359	42,582
Patent costs	-	(44,598)
Accounts payable and accrued expenses	146,073	308,152
Deferred revenue	-	(4,409)
Net cash provided by (used in) operating activities	6,039,886	(876,291)

Cash flows from investing activities:
Maturity of marketable investments	20,152,229	20,287,000
Purchases of marketable investments	(21,829,557)	(14,318,018)
Net cash (used in) provided by investing activities	(1,677,328)	5,968,982

Cash flows from financing activities:
Proceeds from stock option exercises	58,420	132,400
Net cash provided by financing activities	58,420	132,400

Increase in cash and cash equivalents	4,420,978	5,225,091
Cash and cash equivalents at beginning of year	13,176,452	7,333,810
Cash and cash equivalents at end of period	$17,597,430	$12,558,901

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$7,362	-

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (CCH) for multiple indications. We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (DC), Peyronie’s disease (PD), frozen shoulder syndrome, and removal of adipose tissue. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. XIAFLEX® also is commercialized in Japan, Europe (where it is marketed as Xiapex®), Canada, and Australia for DC, and for PD in Canada, Europe and Australia. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

On August 31, 2011, we entered into the Second Amended and Restated Development and License Agreement (as amended, the “License Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”), an entity that was acquired by Endo in 2015. The License Agreement originally was entered into in June 2004 to obtain exclusive worldwide rights to develop, market, and sell certain products containing our enzyme CCH, which Endo markets for approved indications under the trademark XIAFLEX®. Endo’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration. Currently, Endo’s licensed rights cover the indications of DC, Dupuytren’s nodules, PD, frozen shoulder, cellulite, canine and human lipomas, plantar fibromatosis, lateral hip fat, and other potential aesthetic indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

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

The two marketed indications involving our injectable collagenase are DC and PD. Endo has opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. Endo exercised, with our consent, an early opt-in for lateral hip fat and plantar fibromatosis in November 2015. Endo opted-in for human lipoma in July 2016. We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo.

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial's primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. Endo expects to file its Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the second half of 2019 with an expected commercial launch in the second half of 2020 upon approval.

We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation (SRI) on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2018 Annual Report.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted pursuant to the rules and regulations of the SEC (“Securities and Exchange Commission”) for quarterly reporting.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report filed with the SEC on April 2, 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements due to the short term nature of our leases.

Accounting Pronouncements Not Yet Adopted

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of March 31, 2019 and December 31, 2018, the amortized cost of these investments was $70.5 million and $68.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the duration of those instruments. As of March 31, 2019 and December 31, 2018, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of March 31, 2019 and December 31, 2018, amortized cost basis of the investments approximated their fair value. At March 31, 2019 and December 31, 2018, the amortized net discount / net (premium) included in interest income was approximately $50,000 and ($372,000), respectively.

The following table presents the Company’s schedule of maturities at March 31, 2019 and December 31, 2018:

	Maturities as of March 31, 2019		Maturities as of December 31, 2018
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$11,560,848	$-	$1,295,350	$-
Corporate bonds	49,787,288	3,435,177	61,321,162	1,099,834
Certificates of deposit	5,551,524	199,938	5,090,631
Total	$66,899,660	$3,635,115	$67,707,143	$1,099,834

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

As of March 31, 2019, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2019 and December 31, 2018:

March 31, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$10,370,601	$10,370,601	$-	$-
Cash equivalents	Municipal Bonds	330,000	330,000	-	-
Investments	Municipal Bonds	11,560,848	-	11,560,848	-
Investments	Corporate Bonds	53,222,465	-	53,222,465	-
Investments	Certificates of Deposit	5,751,462	5,751,462	-	-

December 31, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$6,078,025	$6,078,025	$-	$-
Investments	Municipal Bonds	1,295,350	-	1,295,350	-
Investments	Corporate Bonds	62,420,996	-	62,420,996	-
Investments	Certificates of Deposit	5,090,631	5,090,631	-	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds and corporate bonds.

The Company is currently dependent on one customer, Endo, which generates almost all the Company’s revenues. For the three months ended March 31, 2019 and 2018, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $8.1 million and $7.1 million, respectively.

At March 31, 2019 and December 31, 2018, our accounts receivable balances from Endo were $16.5 million at the end of each period.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the three months ended March 31, 2019 and 2018, there were no shares repurchased.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2019 and December 31, 2018 our accounts receivable balance was $16.5 million at the end of each period, and was from one customer, Endo.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of March 31, 2019 and December 31, 2018, our net reimbursable third party patent expense was $40,000 at the end of each period.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three month periods ended March 31, 2019 and 2018, third-party royalty expenses were $0.4 million and $0.5 million, respectively. As of March 31, 2019, we have no further third party royalties in connection with Peyronie’s disease as the agreement has expired.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  Royalty obligations terminate five years after first commercial sale, which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three months ended March 31, 2019 and 2018, we amortized approximately $0.2 million and $0.5 million related to this agreement and is recorded as part of general and administrative expenses. As of March 31, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

Stock-Based Compensation

The Company currently has one stock-based compensation plan in effect. ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock options including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. For the three months ended March 31, 2019, there were no stock options granted.

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

Stock-based compensation expense recognized in general and administrative expenses was approximately $142,000 and $33,000 for the three month periods ended March 31, 2019 and 2018, respectively.

Stock Option Activity

A summary of our stock option activity during the three months ended March 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	175,500	$37.73	6.33	$4,014,235
Grants	-	-	-	-
Exercised	(2,000)	29.21	-	66,240
Outstanding at March 31, 2019	173,500	$37.83	6.14	$4,251,610
Exercisable at March 31, 2019	92,000	$26.13	3.51	$3,330,690

During the three months ended March 31, 2019 and 2018, the Company received approximately $58,000 and $132,000, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $62.33 on March 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $1.6 million in unrecognized compensation cost related to stock options outstanding as of March 31, 2019, which we expect to recognize over the next 3.39 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of March 31, 2019 and December 31, 2018, property and equipment were fully depreciated.

Comprehensive Income

For each of the three month periods ended March 31, 2019 and 2018, we had no components of other comprehensive income other than net income itself.

Provision for Income Taxes

We use the asset and liability method of accounting for income taxes, as set forth in ASC 740-10-25-2. Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax basis of assets and liabilities at the statutory rates enacted for future periods when the differences are expected to reverse. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of March 31, 2019 and December 31, 2018, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Commitments and Contingencies

On August 14, 2018, the Company entered into an agreement with 35 Wilbur Street Associates, LLC (the “Landlord”) to extend the term of the lease to our corporate headquarters, which are currently located at 35 Wilbur St., Lynbrook, NY 11563, for an additional one year period (the “Extended Lease Agreement”). The one year extension will end on November 30, 2019. Pursuant to the Extended Lease Agreement, the base rent is $11,500 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term.

Our rent expense amounted to approximately $34,000 and $32,000 for the three months ended March 31, 2019 and 2018, respectively.

3. NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the treasury stock method. For the three month periods ended March 31, 2019 and 2018, there were 61,243 and 110,436, respectively of common equivalent shares attributable to stock options that were included in the calculation of diluted net income per share. There were 50,000 and zero stock options to purchase shares excluded from the calculation of diluted net income per share for the periods ended March 31, 2019 and 2018, respectively, because their effects are anti-dilutive.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Trade accounts payable	$60,125	$122,199
Accrued legal and other professional fees	843,117	308,725
Accrued payroll and related costs	427,705	173,123
Third party royalties	379,000	1,168,837
Other accruals	234,716	25,704
Total	$1,944,663	$1,798,588

5. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We analyze our intangible assets, specifically, capitalized patent costs, on an annual basis for any indicator that an impairment exists. As of March 31, 2019 and December 31, 2018, no impairment existed and no adjustments were warranted.

There were no additions to our capitalized patent costs during the three months ended March 31, 2019 and 2018. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	March 31, 2019	December 31, 2018
Patents	$1,046,216	$1,046,216
Accumulated amortization	(620,538)	(601,738)
	$425,678	$444,478

The amortization expense for patents for the three months ended March 31, 2019 and 2018 was approximately $19,000 and $17,000, respectively. The estimated aggregate amortization expense for the remaining nine months of 2019 and each of the years below is approximately as follows:

April 1, 2019 – December 31, 2019	$56,400
2020	58,300
2021	41,500
2022	41,400
2023	41,500
Thereafter	186,600

6. PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. For the three months ended March 31, 2019 and 2018, the provision for income taxes was $1.1 million in both periods. As of March 31, 2019 and December 31, 2018, our remaining deferred tax assets were approximately $0.3 million at the end of each period.

The estimated effective tax rate for the three months ended March 31, 2019 and 2018 was 20.0% and 21.3%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 and 2018  plus the effects, if any, of certain discrete items occurring in 2019 and 2018.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable CCH for multiple indications. We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (DC), Peyronie’s disease (PD), frozen shoulder syndrome, and removal of adipose tissue. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. XIAFLEX® also is commercialized in Japan, Europe (where it is marketed as Xiapex®), Canada, and Australia for DC, and for PD in Canada, Europe and Australia. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

On August 31, 2011, we entered into the Second Amended and Restated Development and License Agreement (as amended, the “License Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”), an entity that was acquired by Endo in 2015. The License Agreement originally was entered into in June 2004 to obtain exclusive worldwide rights to develop, market, and sell certain products containing our enzyme CCH, which Endo markets for approved indications under the trademark XIAFLEX®. Endo’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration. Currently, Endo’s licensed rights cover the indications of DC, Dupuytren’s nodules, PD, frozen shoulder, cellulite, canine and human lipomas, plantar fibromatosis, lateral hip fat, and other potential aesthetic indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

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

The two marketed indications involving our injectable collagenase are DC and PD. Endo has, opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. Endo exercised, with our consent, an early opt-in for lateral hip fat and plantar fibromatosis in November 2015. Endo opted-in for human lipoma in July 2016. We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo.

Operational Highlights

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial's primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. Endo expects to file its Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the second half of 2019 with an expected commercial launch in the second half of 2020 upon approval.

We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation (SRI) on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

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

Significant Risks

We are dependent to a significant extent on third parties, and our principal licensee, Endo, may not be able to continue successfully commercializing XIAFLEX® for DC and PD, successfully develop XIAFLEX® for additional indications, obtain required regulatory approvals, manufacture XIAFLEX® at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and, as a result, we may not achieve sustained profitable operations.

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.  The Company maintains its investment in FDIC insured certificates of deposits with several banks, municipal bonds and corporate bonds.

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item 1A of Part 1 of our 2018 Annual Report.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo and on various other assumptions that we believe are reasonable under the circumstances. The financial information at March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2018 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2018 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three months ended March 31, 2019, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report.

          Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties.  We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three month periods ended March 31, 2019 and 2018, third-party royalty expenses were $0.4 million and $0.5 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX® and Xiapex® increase and potential new indications for XIAFLEX® and Xiapex® are approved, marketed and sold. As of March 31, 2019, we have no further third party royalties in connection with PD as the agreement has expired.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with Peyronie’s disease. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  Royalty obligations terminate five years after first commercial sale which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for Peyronie’s disease on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three months ended March 31, 2019 and 2018, we amortized approximately $0.2 million and $0.5 million related to this agreement and is recorded as part of general and administrative expenses. As of March 31, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

          Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended March 31, 2019 were $8.1 million as compared to $7.1 million in the corresponding 2018 period, an increase of $1.0 million or 14%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in DC and PD, and slightly higher mark-up on cost of goods sold revenue.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three month periods ended March 31, 2019, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates as compared to $4,409 in the 2018 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended March 31, 2019 and 2018, R&D expenses were approximately $150,000 and $195,000, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2019 period as compared to the 2018 period was mainly due to cost associated with other R&D programs partially offset by higher clinical costs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Program
Uterine Fibroids	$60,285	$22,331
Pre-clinical/other research projects	89,251	172,896
Total R&D expenses	$149,536	$195,227

The successful development of drugs is inherently difficult and uncertain.  Our business requires investments in R&D over many years, often for drug candidates that may fail during the R&D process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX® and Xiapex®, to continue to commercialize these drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended March 31, 2019 and 2018 were $2.9 and $2.1 million, respectively. Increases in general and administrative expenses was mainly due to the higher legal fees, personnel expenses, stock compensation expense and professional fees partially offset by lower third party royalties associated with XIAFLEX® and the amortization associated with deferred royalty buy-down related to PD.

Other Income

Other income for the three months ended March 31, 2019 was approximately $449,000 compared to $233,000 in the corresponding 2018 period. Other income consists of interest earned on our investments and product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the three month period ended March 31, 2019, our provision for income taxes was $1.1 million. Our deferred tax assets as of March 31, 2019 were $0.3 million. The estimated effective tax rate for the three months ended March 31, 2019 was 20.0% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019. For the three month period ended March 31, 2018, our provision for income taxes was $1.1 million. Our deferred tax assets as of March 31, 2018 were $0.4 million. Our effective tax rate for the three months ended March 31, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended March 31, 2019, we recorded net income of $4.4 million, or $0.61 per basic common share and $0.60 per diluted common share, compared to a net income of $4.0 million, or $0.55 per basic common share and $0.54 per diluted common share, for the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At March 31, 2019 and December 31, 2018, we had cash and cash equivalents and investments in the aggregate of approximately $88.1 million and $82.0 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the three months ended March 31, 2019 was $6.0 million as compared to net cash used in operating activities of $0.9 million in the 2018 period. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income and accrued tax liability of $1.1 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.3 million included amortization of patent costs and bond premiums and discounts and stock-based compensation expense. Net cash used in operating activities in the 2018 period was primarily attributable to an increase in accounts receivable of $7.0 million due to the timing of Endo’s payment of our quarterly XIAFLEX® royalties partially offset by an increase in accounts payable and accrued expenses related to third party royalties and accrued tax liability of $1.4 million. Non-cash items used to reconcile net income to net cash provided by operating activities of $0.7 million included amortization of patent costs and bond premiums and discounts and stock-based compensation expense.

Net cash used in investing activities for the three months ended March 31, 2019 was $1.7 million as compared to net cash provided by investing activities of $6.0 million for the corresponding 2018 period. The net cash used in investing activities in the 2019 period reflects the investment of $21.8 million and the maturing of $20.2 million in marketable securities. The net cash provided by investing activities in the 2018 period reflects the maturing of $20.3 million and the investment of $14.3 million in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $58,000 as compared to $132,000 in the corresponding 2018 period. In the 2019 period and 2018, net cash provided by financing activities was due to proceeds received from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments or derivative commodity instruments for trading purposes. Our financial instruments consist of cash, cash equivalents, investments, trade accounts receivable and accounts payable. We consider investments that, when purchased, have a remaining maturity of three months or less to be cash equivalents.

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at March 31, 2019, amounting to approximately $88.1 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since March 31, 2019.

Item 4:	Controls and Procedures

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

The Company, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report, that the Company’s disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2019, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2019, we did not purchase any equity shares of securities.

Item6.	Exhibits

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: May 10, 2019	/s/ Ronald E. Law
Ronald E. Law
Principal Executive Officer