Form 10-Q
period 2019-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2019-08-09
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

As of August 9, 2019, there were 7,330,349 shares of Common Stock, par value $0.001 per share, outstanding.

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

Introductory Comments – Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Quarterly Report on Form 10-Q include statements concerning, among other things, (i) the opportunity for minimally invasive non-surgical treatment XIAFLEX® in several potential pipeline indications; (ii) whether and when the Company will receive from Endo the results of their full commercial assessment and analysis regarding XIAFLEX® research and development (R&D) pipeline; (iii) the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease; (iv) the expansion of the market for XIAFLEX® through future growth initiatives; (v) whether treating uterine fibroids with XIAFLEX® will achieve the advantages over major surgery identified by the Company; (vi) Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids; (vii) whether XIAFLEX® will be the only U.S. Food and Drug Administration (FDA) approved nonsurgical therapy for frozen shoulder (adhesive capsulitis); (viii) the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships; and (ix) and the strength of the Company’s IP portfolio.

In some cases, these statements can be identified by forward-looking words such as “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX® in their applicable territories; the market for XIAFLEX® in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX®; and other risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, specifically in Part I, Item IA under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis.” All forward-looking statements included in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2019 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$13,972,558	$13,176,452
Short term investments	71,304,188	67,707,143
Accounts receivable	16,729,636	16,518,687
Deferred royalty buy-down	-	184,931
Prepaid expenses and other current assets	1,012,172	646,749
Total current assets	103,018,554	98,233,962

Long-term investments	8,233,138	1,099,834
Deferred tax assets, net	154,309	313,768
Patent costs, net	493,856	444,478

Total assets	$111,899,857	$100,092,042

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$710,812	$1,798,588
Income tax payable	878,624	704,934
Total current liabilities	1,589,436	2,503,522

Commitments and Contingencies
Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized 7,796,230 and 7,738,167 shares issued, 7,331,917 and 7,275,902 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	7,796	7,738
Additional paid-in capital	38,299,800	36,302,446
Retained earnings	83,019,774	72,176,719
Treasury stock, 464,313 and 462,265 shares at cost as of June 30, 2019 and December 31, 2018, respectively	(11,016,949)	(10,898,383)
Total stockholders’ equity	110,310,421	97,588,520

Total liabilities and stockholders’ equity	$111,899,857	$100,092,042

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalties	$8,852,986	$7,815,504	$16,982,127	$14,900,504
Licensing revenues	-	35,270	-	39,679
Total Revenues	8,852,986	7,850,774	16,982,127	14,940,183

Costs and expenses:
Research and development	161,321	211,796	310,857	407,023
General and administrative	1,728,125	2,043,952	4,635,284	4,113,585
Total Cost and Expenses	1,889,446	2,255,748	4,946,141	4,520,608

Operating income	6,963,540	5,595,026	12,035,986	10,419,575

Other income:
Interest income	517,156	273,746	966,580	491,697
Other income (expense)	-	81,985	-	96,663
	517,156	355,731	966,580	588,360

Income before income tax expense	7,480,696	5,950,757	13,002,566	11,007,935
Provision for income tax expense	(1,054,236)	(1,102,826)	(2,159,511)	(2,181,400)

Net income	$6,426,460	$4,847,931	$10,843,055	$8,826,535

Basic net income per share	$0.88	$0.67	$1.49	$1.23
Diluted net income per share	$0.87	$0.66	$1.48	$1.21

Shares used in computation of basic net income per share	7,308,268	7,215,057	7,292,663	7,204,040
Shares used in computation of diluted net income per share	7,349,696	7,315,276	7,344,008	7,309,325

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	58,063	58	1,736,888	-	-	1,736,946
Stock compensation expense	-	-	260,466	-	-	260,466
Repurchases of common stock	-	-	-	-	(118,566)	(118,566)
Net income	-	-	-	10,843,055	-	10,843,055
Balances – June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances – March 31, 2019	7,740,167	$7,740	$36,502,652	$76,593,314	$(10,898,383)	$102,205,323
Issuance of common stock upon stock option exercise	56,063	56	1,678,470	-	-	1,678,526
Stock compensation expense	-	-	118,678	-	-	118,678
Repurchases of common stock	-	-	-	-	(118,566)	(118,566)
Net income	-	-	-	6,426,460	-	6,426,460
Balances – June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2017	7,600,167	$7,600	$33,468,323	$41,939,115	$(7,898,200)	$67,516,838
Adjustment due to adoption of ASC606	-	-	-	10,184,335	-	10,184,335
Issuance of common stock upon stock option exercise	55,000	55	859,995	-	-	860,050
Stock compensation expense	-	-	96,314	-	-	96,314
Net income	-	-	-	8,826,535	-	8,826,535
Balances – June 30, 2018	7,655,167	$7,655	$34,424,632	$60,949,985	$(7,898,200)	$87,484,072

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances – March 31, 2018	7,610,167	$7,610	$33,633,225	$56,102,054	$(7,898,200)	$81,844,689
Issuance of common stock upon stock option exercise	45,000	45	727,605	-	-	727,650
Stock compensation expense	-	-	63,802	-	-	63,802
Net income	-	-	-	4,847,931	-	4,847,931
Balances – June 30, 2018	7,655,167	$7,655	$34,424,632	$60,949,985	$(7,898,200)	$87,484,072

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2019	2018
Net income	$10,843,055	$8,826,535
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	150,636	1,369,227
Stock-based compensation expense	260,466	96,314
Deferred tax expense	159,459	82,341
Extinguishment of accrued liabilities	-	(78,138)
Changes in operating assets and liabilities:
Accounts receivable	(210,949)	(1,438,426)
Income tax payable	173,690	(518,513)
Prepaid expenses and other current assets	(365,423)	(213,476)
Patent costs	(92,582)	(79,485)
Accounts payable and accrued expenses	(1,087,775)	177,436
Deferred revenue	-	(139,680)
Net cash provided by operating activities	9,830,577	8,084,135

Cash flows from investing activities:
Maturity of marketable investments	42,451,229	37,279,000
Purchases of marketable investments	(53,104,080)	(40,596,520)
Net cash used in investing activities	(10,652,851)	(3,317,520)

Cash flows from financing activities:
Proceeds from stock option exercises	1,736,946	860,050
Payments for repurchase of common stock	(118,566)	-
Net cash provided by financing activities	1,618,380	860,050

Increase in cash and cash equivalents	796,106	5,626,665
Cash and cash equivalents at beginning of year	13,176,452	7,333,810
Cash and cash equivalents at end of period	$13,972,558	$12,960,475

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$1,826,362	$2,617,572

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019
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

On February 26, 2019, we and Endo entered into the Second Amendment to the License Agreement (the “Second Amendment”) to amend certain provisions of the License Agreement. The Second Amendment has an effective date of January 1, 2019. Pursuant to the terms of the Second Amendment, we have consented to the assignment of the License Agreement by Endo Global Ventures to Endo Global Aesthetics Limited, an Irish private company and an affiliate of Endo Global Ventures that is indirectly wholly-owned by Endo. In addition, the Second Amendment amends certain provisions of the License Agreement to require Endo to provide timely estimates of royalties to assist us in complying with our financial reporting obligations.

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

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial's primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. On May 17, 2019, Endo announced that clinical data from a Phase 3 investigational study of CCH for the treatment of cellulite was presented at the annual meeting of the American Society for Aesthetic Plastic Surgery.  Endo expects to file its Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the second half of 2019 with an expected commercial launch in the second half of 2020 upon approval.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2018 Annual Report.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report, filed with the SEC on April 2, 2019 and in Item 1A of Part 2 of our Quarterly Report on Form 10-Q for the quarter end March 31, 2019, filed with the SEC on May 10, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp. All intercompany balances and transactions have been eliminated.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, deferred tax assets, third party royalties and deferred royalty buy-down. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition.”, “Provision for Income Taxes” and “Third-Party Royalties and Royalty Buy-Down.” Actual results may differ from those estimates.

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

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, U.S. government agency bonds, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of June 30, 2019 and December 31, 2018, the amortized cost of these investments was $79.5 million and $68.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the duration of those instruments. As of June 30, 2019 and December 31, 2018, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of June 30, 2019 and December 31, 2018, amortized cost basis of the investments approximated their fair value. Interest income for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively as compared to $0.3 million and $0.5 million in the 2018 periods. At June 30, 2019 and December 31, 2018, the amortized net discount / (net premium) included in interest income was approximately $77,000 and ($372,000), respectively. At June 30, 2019 and December 31, 2018, the remaining unamortized net premium / (net discount) was approximately $82,000 and ($121,000), respectively.

The following table presents the Company’s schedule of maturities at June 30, 2019 and December 31, 2018:

	Maturities as of June 30, 2019		Maturities as of December 31, 2018
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
U.S Government agency	$1,993,638	$2,235,124	$-	$-
Municipal bonds	10,821,680	$-	1,295,350	-
Corporate bonds	53,392,333	5,749,303	61,321,162	1,099,834
Certificates of deposit	5,096,537	248,711	5,090,631
Total	$71,304,188	$8,233,138	$67,707,143	$1,099,834

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

As of June 30, 2019, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2019 and December 31, 2018:

June 30, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$1,267,261	$1,267,261	$-	$-
Investments	U.S. Government Agency	4,228,762	-	4,228,762	-
Investments	Municipal Bonds	10,821,680	-	10,821,680	-
Investments	Corporate Bonds	59,141,636	-	59,141,636	-
Investments	Certificates of Deposit	5,345,248	5,345,248	-	-

December 31, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$6,078,025	$6,078,025	$-	$-
Investments	Municipal Bonds	1,295,350	-	1,295,350	-
Investments	Corporate Bonds	62,420,996	-	62,420,996	-
Investments	Certificates of Deposit	5,090,631	5,090,631	-	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, U.S. government agency bonds, municipal bonds and corporate bonds.

The Company is currently dependent on one customer, Endo, which generates almost all of the Company’s revenues. For the three and six months ended June 30, 2019, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $8.9 million and $17.0 million, respectively and for the three and six months ended June 30, 2018, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $7.9 million and $14.9 million, respectively.

At June 30, 2019 and December 31, 2018, our accounts receivable balances from Endo were $16.7 million and $16.5 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the six months ended June 30, 2019 there were 2,048 shares repurchased at an average price of $57.89 compared to no repurchases in the 2018 comparable period.

Stock Repurchase Plan

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4 million of our outstanding common stock. Pursuant to the repurchase program, we plan to repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and various other factors.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2019 and December 31, 2018 our accounts receivable balance was $16.7 million and $16.5 million, respectively, and was from one customer, Endo.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and maintenance and expense others. As of June 30, 2019 and December 31, 2018, our net reimbursable third party patent expense was $67,000 and $40,000, respectively, and recorded as a reduction to our accounts receivable balance.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are expensed under general and administrative in the quarter that the net sales have occurred. For the three and six month periods ended June 30, 2019 and 2018, third-party royalty expenses were $0.2 million and $0.6 million, respectively. For the three and six month periods ended June 30, 2018, third-party royalty expenses were $0.6 million and $1.0 million, respectively. As of June 30, 2019, we have no further third party royalties in connection with PD as the agreement expired in February 2019.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  In March 2019, royalty obligations were terminated, which was five years after first commercial sale, which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and six months ended June 30, 2019, we amortized zero and approximately $0.2 million related to this agreement, respectively. For the three and six months ended June 30, 2018 we amortized approximately $0.5 million and $1.0 million, respectively, related to this agreement. Royalty buy-down expenses are recorded as part of general and administrative expenses. As of June 30, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

Stock-Based Compensation and 2019 Omnibus Incentive Compensation Plan

On June 13, 2019, at the Company’s annual meeting, the Company’s stockholders approved the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”). Upon the 2019 Plan’s approval, approximately 1,248,848 shares of Company common stock were available for issuance thereunder, consisting of 1,100,000 shares authorized for issuance under the 2019 Plan and 148,848 shares then remaining available for issuance under the Company’s 2001 Stock Option Plan (the “2001 Plan”). The 2019 Plan replaced the 2001 Plan. No new awards will be granted under the 2001 Plan; however, awards outstanding under the 2001 Plan upon approval of the 2019 Plan remain subject to and will be settled under the applicable 2001 Plan.

Grants under the 2019 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, or cash awards. Employees, key advisors or non-employee directors are eligible to participate in the 2019 Plan. Grants under the 2019 Plan vest over periods ranging from one to four years and expire ten years from date of grant.

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

Under ASC 718, we estimate the fair value of our employee stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of an award. When establishing an estimate of the expected term of an option award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility of our common stock.  As required under the accounting rules, we review our estimates at each grant date and, as a result, the valuation assumptions that we use to value employee stock-based awards granted in future periods may change. For the six months ended June 30, 2019, we granted a total of 10,000 stock options from the 2001 Plan with a weighted average grant date fair value of $66.40 per share.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2019 were as follows:

Six Months Ended June 30, 2019
Risk-free interest rate	2.18%
Expected term of option	6.25 years
Expected stock price volatility	39.5%
Expected dividend yield	$0.0

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

Stock-based compensation expense recognized in general and administrative expenses was approximately $119,000 and $260,000 for the three and six month periods ended June 30, 2019 and $63,000 and $96,000 for the three and six month periods ended June 30, 2018, respectively.

Stock Option Activity

A summary of our stock option activity during the six months ended June 30, 2019 is presented below:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	175,500	$37.73	6.33	$4,014,235
Grants	10,000	66.40	-	-
Exercised	(58,063)	29.91	-	1,729,995
Forfeitures	(11,250)	41.82	-	-
Outstanding at June 30, 2019	116,187	$43.70	6.89	$1,926,782
Exercisable at June 30, 2019	92,000	$23.35	2.84	$1,593,140

During the six months ended June 30, 2019 and 2018, the Company received approximately $1.7 million and $0.9 million, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $59.71 on June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $1.5 million in unrecognized compensation cost related to stock options outstanding as of June 30, 2019, which we expect to recognize over the next 3.38 years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of June 30, 2019 and December 31, 2018, property and equipment were fully depreciated.

Comprehensive Income

For each of the three and six month periods ended June 30, 2019 and 2018, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of June 30, 2019 and December 31, 2018, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

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

Our rent expense amounted to approximately $34,000 and $67,000 for the three and six months ended June 30, 2019, respectively, and $32,000 and $65,000 for the three and six months in the 2018 periods, respectively.

3. NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options using the treasury stock method. For the three and six month periods ended June 30, 2019 there were 41,428 and 51,345, respectively, of common equivalent shares attributable to stock options that were included in the calculation of diluted net income per share. There were 63,750 stock options to purchase shares excluded from the calculation of diluted net income per share for the three and six month periods ended June 30, 2019, because their effects are anti-dilutive.

For the three and six month periods ended June 30, 2018 there were 100,219 and 105,285, respectively, of common equivalent shares attributable to stock options that were included in the calculation of diluted net income per share. There were zero stock options to purchase shares excluded from the calculation of diluted net income per share for the three and six month periods ended June 30, 2018, respectively, because their effects are anti-dilutive.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Trade accounts payable	$84,617	$122,199
Accrued legal and other professional fees	228,548	308,725
Accrued payroll and related costs	105,787	173,123
Third party royalties	170,005	1,168,837
Other accruals	121,855	25,704
Total	$710,812	$1,798,588

5. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We analyze our intangible assets, specifically, capitalized patent costs, on an annual basis for any indicator that an impairment exists. As of June 30, 2019 and December 31, 2018, no impairment existed and no adjustments were warranted.

We capitalized approximately $93,000 of patent costs for the three and six months ended June 30, 2019 as compared to approximately $35,000 and $79,000 for three and six months ended June 30, 2018, respectively. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	June 30, 2019	December 31, 2018
Patents	$1,138,797	$1,046,216
Accumulated amortization	(644,941)	(601,738)
Total	$493,856	$444,478

The amortization expense for patents for the three and six months ended June 30, 2019 was approximately $24,000 and $43,000, respectively, and for the three and six months ended June 30, 2018 was approximately $18,000 and $35,000, respectively. The estimated aggregate amortization expense for the remaining six months of 2019 and each of the years below is approximately as follows:

July 1, 2019 – December 31, 2019	$43,000
2020	68,000
2021	51,000
2022	51,000
2023	51,000
Thereafter	230,000
Total	$494,000

6. PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. For the three months ended June 30, 2019 and 2018, the provision for income taxes was $1.1 million and $1.0 million, respectively. As of June 30, 2019 and December 31, 2018, our remaining deferred tax assets were approximately $0.2 million and $0.3 million, respectively.

The estimated effective tax rate for the three and six months ended June 30, 2019 was approximately 14% and 17%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects, if any, of certain discrete items occurring in 2019.

The estimated effective tax rate for the three and six months ended June 30, 2018 was approximately 18% and 20%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018.

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

On February 26, 2019, we and Endo entered into the Second Amendment to the License Agreement (the “Second Amendment”) to amend certain provisions of the License Agreement. The Second Amendment has an effective date of January 1, 2019. Pursuant to the terms of the Second Amendment, we have consented to the assignment of the License Agreement by Endo Global Ventures to Endo Global Aesthetics Limited, an Irish private company and an affiliate of Endo Global Ventures that is indirectly wholly-owned by Endo. In addition, the Second Amendment amends certain provisions of the License Agreement to require Endo to provide timely estimates of royalties to assist us in complying with our financial reporting obligations.

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

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial's primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. On May 17, 2019, Endo announced that clinical data from a Phase 3 investigational study of CCH for the treatment of cellulite was presented at the annual meeting of the American Society for Aesthetic Plastic Surgery. Endo expects to file its Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the second half of 2019 with an expected commercial launch in the second half of 2020 upon approval.

We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation (SRI) on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

Operational Highlights

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

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.  The Company maintains its investment in FDIC insured certificates of deposits with several banks, U.S. government agency bonds, municipal bonds and corporate bonds.

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item 1A of Part 1 of our 2018 Annual Report

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo and on various other assumptions that we believe are reasonable under the circumstances. The financial information at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2018 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2018 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s 2018 Annual Report and with the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the first quarter of 2019 filed with the SEC.  While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three and six months ended June 30, 2019, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and six month periods ended June 30, 2019 and 2018, third-party royalty expenses were $0.2 million and $0.6 million, respectively. For the three and six month periods ended June 30, 2018, third-party royalty expenses were $0.6 million and $1.1 million, respectively. As of June 30, 2019, we have no further third party royalties in connection with PD as the agreement expired in February 2019.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  In March 2019, royalty obligations were terminated, which was five years after first commercial sale, which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and six months ended June 30, 2019, we amortized zero and approximately $0.2 million related to this agreement, respectively. For the three and six months ended June 30, 2018 we amortized approximately $0.5 million and $1.0 million, respectively, related to this agreement. Royalty buy-down expenses are recorded as part of general and administrative expenses. As of June 30, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended June 30, 2019 were $8.9 million as compared to $7.8 million in the corresponding 2018 period, an increase of $1.1 million or 13%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in DC and PD, and slightly higher mark-up on cost of goods sold revenue.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three month period ended June 30, 2019, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates as compared to approximately $35,000 in the 2018 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended June 30, 2019 and 2018, R&D expenses were approximately $161,000 and $212,000, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2019 period as compared to the 2018 period was mainly due to reduced cost associated with other R&D programs and lower clinical costs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Program
Uterine Fibroids	$66,127	$104,596
Pre-clinical/other research projects	95,194	107,200
Total R&D expenses	$161,321	$211,796

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended June 30, 2019 and 2018 were $1.7 million and $2.0 million, respectively. The decrease in general and administrative expenses was mainly due to lower third party royalties associated with XIAFLEX® and the amortization associated with deferred royalty buy-down related to PD, partially offset by legal fees, personnel expenses and stock compensation expense.

Other Income

Other income for the three months ended June 30, 2019 was approximately $517,000 compared to $356,000 in the corresponding 2018 period. Other income consists of interest earned on our investments and, in the 2018 period, limited product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the three month period ended June 30, 2019, our provision for income taxes was $1.1 million. Our deferred tax assets as of June 30, 2019 were $0.2 million. The estimated effective tax rate for the three months ended June 30, 2019 was approximately 14% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including the impact of U.S. Treasury guidance issued in 2019 on the application of certain provisions in the Tax Cuts and Jobs Act of 2017 (“TCJA”) allowing the Company to refine its calculations and current period stock option exercises.

For the three month period ended June 30, 2018, our provision for income taxes was $1.1 million. Our deferred tax assets as of June 30, 2018 were $0.3 million. The estimated effective tax rate for the three months ended June 30, 2018 was approximately 18% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the three months ended June 30, 2018 was impacted primarily by the TCJA, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended June 30, 2019, we recorded net income of $6.4 million, or $0.88 per basic common share and per diluted common share, compared to a net income of $4.8 million, or $0.67 per basic common share and $0.66 per diluted common share, for the same period in 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the six month period ended June 30, 2019 were $17.0 million as compared to $14.9 million in the corresponding 2018 period, an increase of $2.1 million, or 14%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in DC and PD, and higher mark-up on cost of goods sold revenue.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the six month periods ended June 30, 2019, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates as compared to approximately $40,000 in the 2018 period.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the six month periods ended June 30, 2019 and 2018, R&D expenses were approximately $0.3 million and $0.4 million, respectively, and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2019 period as compared to the 2018 period was mainly due to reduced cost associated with other R&D programs and lower clinical costs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Program
Uterine Fibroids	$126,412	$127,534
Pre-clinical/other research projects	184,445	279,489
Total R&D expenses	$310,857	$407,023

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the six months ended June 30, 2019 and 2018 were $4.6 million and $4.1 million, respectively. The increase in general and administrative expenses was mainly due to increased legal fees, personnel expenses, stock compensation expense and professional fees, partially offset by lower third party royalties associated with XIAFLEX® and the amortization associated with the deferred royalty buy-down related to PD.

Other Income

Other income for the six months ended June 30, 2019 was approximately $1.0 million compared to $0.6 million in the corresponding 2018 period. Other income consists of interest earned on our investments and, in the 2018 period, limited product sales of collagenase for laboratory use.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items. For the six month period ended June 30, 2019, our provision for income taxes was $2.2 million. Our deferred tax assets as of June 30, 2019 were $0.2 million. The estimated effective tax rate for the three months ended June 30, 2019 was approximately 17% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including the impact of U.S. Treasury guidance issued in 2019 on the application of certain provisions in the Tax Cuts and Jobs Act of 2017 (“TCJA”) allowing the Company to refine its calculations and current period stock option exercises.

For the six month period ended June 30, 2018, our provision for income taxes was $2.2 million. Our deferred tax assets as of June 30, 2018 were $0.3 million. The estimated effective tax rate for the six months ended June 30, 2018 was approximately 20% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the six months ended June 30, 2018 was impacted primarily by the TCJA, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the six months ended June 30, 2019, we recorded net income of $10.8 million, or $1.49 per basic common share and $1.48 per diluted common share, compared to a net income of $8.8 million, or $1.23 per basic common share and $1.21 per diluted common share, for the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. At June 30, 2019 and December 31, 2018, we had cash and cash equivalents and investments in the aggregate of approximately $93.5 million and $82.0 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the six months ended June 30, 2019 was $9.8 million as compared to $8.1 million in the 2018 period. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income partially offset by a reduction in accounts payable and accrued expenses of $1.1 million and an increase in prepaid expenses of $0.4 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.6 million included amortization of patent costs and bond premiums and discounts and stock-based compensation expense. Net cash provided by operating activities in the 2018 period was primarily attributable to our net income partially offset by an increase in accounts receivable of $0.7 million due to the timing of Endo’s payment of our quarterly XIAFLEX® royalties and accrued tax liability of $0.7 million.  Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $1.5 million.

Net cash used in investing activities for the six months ended June 30, 2019 was $10.7 million as compared to net cash used in investing activities of $3.3 million for the corresponding 2018 period. The net cash used in investing activities in the 2019 period reflects the investment of $53.1 million and the maturing of $42.5 million in marketable securities. The net cash used in investing activities in the 2018 period reflects the investment of $40.6 million and the maturing of $37.3 million in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $1.6 million as compared to $0.9 million in the corresponding 2018 period. In the 2019 period, net cash provided by financing activities was due to proceeds received from stock option exercises of approximately $1.7 million partially offset by the repurchase of approximately $0.1 million of our common stock under our stock repurchase program. In the 2018 period, net cash provided by financing activities was due to proceeds received from stock option exercises.

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

Our investment portfolio is subject to interest rate risk, although limited given the short term nature of the investments, and will fall in value in the event market interest rates increase. All of our cash and cash equivalents and investments at June 30, 2019, amounting to approximately $93.5 million, were maintained in bank demand accounts, money market accounts, certificates of deposit, U.S. government agency bonds, corporate bonds and municipal bonds. We do not hedge our interest rate risks, as we believe reasonably possible near-term changes in interest rates would not materially affect our results of operations, financial position or cash flows.

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since June 30, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2018 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2019, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2019, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4 million of our outstanding common stock. Pursuant to the repurchase program, we plan to repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and various other factors.

The following table presents a summary of share repurchases made by us during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased under the Plan
				$4,000,000	(3)
April 1, 2019 – April 30, 2019	-	-	-	-
May 1, 2019 – May 31, 2019	-	-	-	-
June 1, 2019 – June 30, 2019	2,048	$57.8937	2,048	$3,881,433
Total	2,048

(1)	The purchases were made in open-market transactions in compliance with rule 10b-18 or under the company’s 10b-18 plan.
(2)	Includes commissions paid, if any, related to the stock repurchase transactions.
(3)
On May 23, 2019, we announced that our Board of Directors had authorized the repurchase of up to $4.0 million of our common stock under the stock repurchase program, which program is not subject to an expiration date.

Item 6.	Exhibits

10.1*+	Form of Director Restricted Stock Unit Award Agreement
10.2*+	Restricted Stock Unit Award Agreement for P. Caldwell
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

* filed herewith
** furnished herewith
+ Denotes management contracts and compensatory arrangements in which any director or any named executive officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: August 9, 2019	/s/ Ronald E. Law
Ronald E. Law
Principal Executive Officer