Form 10-Q
period 2019-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2019-11-12
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of November 11, 2019, there were 7,339,370 shares of Common Stock, par value $0.001 per share, outstanding.

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

In some cases, these statements can be identified by forward-looking words such as “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and its partners, Asahi Kasei Pharma Corporation, Actelion Ltd. and Swedish Orphan Biovitrum AB, to achieve their objectives for XIAFLEX® in their applicable territories; the market for XIAFLEX® in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX®; and other risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, specifically in Part I, Item IA under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis.” All forward-looking statements included in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2019 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,769,293	$13,176,452
Short term investments	69,089,724	67,707,143
Accounts receivable	17,768,757	16,518,687
Deferred royalty buy-down	-	184,931
Prepaid expenses and other current assets	836,708	646,749
Prepaid income taxes	951,776
Total current assets	101,416,258	98,233,962

Long-term investments	16,492,528	1,099,834
Deferred tax assets, net	-	313,768
Patent costs, net	562,503	444,478

Total assets	$118,471,289	$100,092,042

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$877,228	$1,798,588
Income tax payable	-	704,934
Total current liabilities	877,228	2,503,522
Deferred tax liability, net	593,059	-
Commitments and Contingencies
Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized 7,811,230 and 7,738,167 shares issued, 7,342,756 and 7,275,902 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	7,811	7,738
Additional paid-in capital	38,956,156	36,302,446
Retained earnings	89,292,707	72,176,719
Treasury stock, 468,474 and 462,265 shares at cost as of September 30, 2019 and December 31, 2018, respectively	(11,255,672)	(10,898,383)
Total stockholders’ equity	117,001,002	97,588,520

Total liabilities and stockholders’ equity	$118,471,289	$100,092,042

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Royalties	$9,442,253	$8,168,081	$26,424,380	$23,068,585
Licensing revenues	-	-	-	39,679
Total Revenues	9,442,253	8,168,081	26,424,380	23,108,264

Costs and expenses:
Research and development	143,185	162,625	454,042	569,648
General and administrative	1,978,078	2,232,077	6,613,362	6,345,662
Total Cost and Expenses	2,121,263	2,394,702	7,067,404	6,915,310

Operating income	7,320,990	5,773,379	19,356,976	16,192,954

Other income:
Interest income	504,909	359,637	1,471,489	851,334
Other income	-	-	-	96,663
	504,909	359,637	1,471,489	947,997

Income before income tax expense	7,825,899	6,133,016	20,828,465	17,140,951
Provision for income tax expense	(1,552,966)	(1,089,966)	(3,712,477)	(3,271,366)

Net income	$6,272,933	$5,043,050	$17,115,988	$13,869,585

Basic net income per share	$0.86	$0.69	$2.34	$1.92
Diluted net income per share	$0.85	$0.69	$2.33	$1.89

Shares used in computation of basic net income per share	7,334,212	7,281,388	7,306,665	7,230,106
Shares used in computation of diluted net income per share	7,359,034	7,356,885	7,347,701	7,327,029

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	73,063	73	$2,133,323	-	-	2,133,396
Stock compensation expense	-	-	$520,387	-	-	520,387
Repurchases of common stock	-	-	-	-	(357,289)	(357,289)
Net income	-	-	-	17,115,988	-	17,115,988
Balances – September 30, 2019	7,811,230	$7,811	$38,956,156	$89,292,707	$(11,255,672)	$117,001,002

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances – June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421
Issuance of common stock upon stock option exercise	15,000	15	396,435	-	-	396,450
Stock compensation expense	-	-	259,921	-	-	259,921
Repurchases of common stock	-	-	-	-	(238,723)	(238,723)
Net income	-	-	-	6,272,933	-	6,272,933
Balances – September 30, 2019	7,811,230	$7,811	$38,956,156	$89,292,707	$(11,255,672)	$117,001,002

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2017	7,600,167	$7,600	$33,468,323	$41,939,115	$(7,898,200)	$67,516,838
Adjustment due to adoption of ASC606	-	-	-	10,184,335	-	10,184,335
Issuance of common stock upon stock option exercise	138,000	138	2,570,692	-	-	2,570,830
Stock compensation expense	-	-	159,883	-	-	159,883
Repurchases of common stock	-	-	-	-	(2,559,050)	(2,559,050)
Net income	-	-	-	13,869,585	-	13,869,585
Balances – September 30, 2018	7,738,167	$7,738	$36,198,898	$65,993,035	(10,457,250)	$91,742,421

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances – June 30, 2018	7,655,167	$7,655	$34,424,632	$60,949,985	$(7,898,200)	$87,484,072
Issuance of common stock upon stock option exercise	83,000	83	1,710,697	-	-	1,710,780
Stock compensation expense	-	-	63,569	-	-	63,569
Repurchases of common stock	-	-	-	-	(2,559,050)	(2,559,050)
Net income	-	-	-	5,043,050	-	5,043,050
Balances – September 30, 2018	7,738,167	$7,738	$36,198,898	$65,993,035	$(10,457,250)	$91,742,421

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2019	2018
Net income	$17,115,988	$13,869,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	202,875	1,984,577
Stock-based compensation expense	520,387	159,883
Deferred tax expense	199,908	128,418
Extinguishment of accrued liabilities	-	(78,138)
Changes in operating assets and liabilities:
Accounts receivable	(1,250,070)	(2,245,522)
Income tax payable / receivable	(949,791)	(774,624)
Prepaid expenses and other current assets	(189,959)	(178,453)
Patent costs	(189,704)	(95,399)
Accounts payable and accrued expenses	(921,360)	(356,548)
Deferred revenue	-	(139,680)
Net cash provided by operating activities	14,538,274	12,274,099

Cash flows from investing activities:
Maturity of marketable investments	76,636,059	58,380,000
Purchases of marketable investments	(93,357,599)	(64,618,676)
Net cash used in investing activities	(16,721,540)	(6,238,676)

Cash flows from financing activities:
Proceeds from stock option exercises	2,133,396	2,570,830
Payments for repurchase of common stock	(357,289)	(2,559,050)
Net cash provided by financing activities	1,776,107	11,780

Increase (decrease) in cash and cash equivalents	(407,159)	6,047,203
Cash and cash equivalents at beginning of year	13,176,452	7,333,810
Cash and cash equivalents at end of period	$12,769,293	$13,381,013

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$4,462,362	$3,917,572

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (CCH) for multiple indications. We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (DC), Peyronie’s disease (PD), frozen shoulder, cellulite, and uterine fibroids. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. XIAFLEX® also is commercialized in Japan, Europe (where it is marketed as Xiapex®), Canada, and Australia for DC, and for PD in Canada, Europe and Australia. We generate revenue primarily from our license agreement with Endo, under which we receive license and sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

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

The two marketed indications involving our injectable collagenase are DC and PD. In addition to DC and PD, Endo has opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. Endo exercised, with our consent, an early opt-in for lateral hip fat and plantar fibromatosis in November 2015. Endo opted-in for human lipoma in July 2016. We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo.

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial’s primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. On May 17, 2019, Endo announced that clinical data from a Phase 3 investigational study of CCH for the treatment of cellulite was presented at the annual meeting of the American Society for Aesthetic Plastic Surgery.  On September 6, 2019, Endo announced that it had submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the buttocks with an expected commercial launch in the second half of 2020 upon approval.

We presented data from a Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation (SRI) on March 14, 2019 in Paris, France. In addition, on October 16, 2019, we presented data on patient-reported outcomes of a Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the American Society for Reproductive Medicine conference in Philadelphia, Pennsylvania. The presentations follow positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2018 Annual Report.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report, filed with the SEC on April 2, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp. All intercompany balances and transactions have been eliminated.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes and third party royalties. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition.”, “Provision for Income Taxes” and “Third-Party Royalties.” Actual results may differ from those estimates.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2023. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, U.S. government agency bonds, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of September 30, 2019 and December 31, 2018, the amortized cost of these investments was $85.6 million and $68.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the duration of those instruments. As of September 30, 2019 and December 31, 2018, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of September 30, 2019 and December 31, 2018, amortized cost basis of the investments approximated their fair value. Interest income for the three and nine months ended September 30, 2019 was $0.5 million and $1.5 million, respectively as compared to $0.4 million and $0.9 million in the 2018 periods. For the nine months ended September 30, 2019 and 2018, the amortized net premium / (net discount) included in interest income was approximately $56,000 and ($361,000), respectively. At September 30, 2019 and December 31, 2018, the remaining unamortized net premium / (net discount) was approximately $198,000 and ($121,000), respectively.

The following table presents the Company’s schedule of maturities at September 30, 2019 and December 31, 2018:

	Maturities as of September 30, 2019		Maturities as of December 31, 2018
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
U.S Government agency	$4,234,076	$6,228,685	$-	$-
Municipal bonds	6,593,224	545,265	1,295,350	-
Corporate bonds	56,061,185	5,948,250	61,321,162	1,099,834
Certificates of deposit	2,201,239	3,770,328	5,090,631	-
Total	$69,089,724	$16,492,528	$67,707,143	$1,099,834

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

As of September 30, 2019, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2019 and December 31, 2018:

September 30, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$2,433,542	$2,433,542	$-	$-
Cash equivalents	U.S. Government Agency	$3,995,097	$3,995,097
Investments	U.S. Government Agency	10,462,761	-	10,462,761	-
Investments	Municipal Bonds	7,138,489	-	7,138,489	-
Investments	Corporate Bonds	62,009,435	-	62,009,435	-
Investments	Certificates of Deposit	5,971,567	5,971,567	-	-

December 31, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$6,078,025	$6,078,025	$-	$-
Investments	Municipal Bonds	1,295,350	-	1,295,350	-
Investments	Corporate Bonds	62,420,996	-	62,420,996	-
Investments	Certificates of Deposit	5,090,631	5,090,631	-	-

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

The Company is currently dependent on one customer, Endo, which generates almost all of the Company’s revenues. For the three and nine months ended September 30, 2019, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $9.4 million and $26.4 million, respectively and for the three and nine months ended September 30, 2018, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $8.2 million and $23.1 million, respectively.

At September 30, 2019 and December 31, 2018, our accounts receivable balances from Endo were $17.8 million and $16.5 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the nine months ended September 30, 2019 there were 6,209 shares repurchased at an average price of $57.54 compared to 43,705 shares at an average price of $58.55 in the 2018 comparable period.

Stock Repurchase Plan

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4 million of our outstanding common stock. Pursuant to the repurchase program, from time to time we repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and various other factors.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our one large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2019 and December 31, 2018 our accounts receivable balance was $17.8 million and $16.5 million, respectively, and was from one customer, Endo.

Reimbursable Third-Party Patent Costs

We accrue patent costs that are reimbursable to Endo by us under the License Agreement. We capitalize certain patent costs related to patent prosecution and expense others. As of September 30, 2019 and December 31, 2018, our net reimbursable third party patent expense was $25,000 and $40,000, respectively, which was recorded as a reduction to our accounts receivable balance.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are expensed under general and administrative in the quarter that the net sales have occurred. For the three and nine month periods ended September 30, 2019 and 2018, third-party royalty expenses were $0.2 million and $0.7 million, respectively. For the three and nine month periods ended September 30, 2018, third-party royalty expenses were $0.6 million and $1.7 million, respectively. As of March 1, 2019, we have no further third party royalties in connection with PD as the agreement expired in February 2019.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  In March 2019, royalty obligations were terminated, which was five years after first commercial sale, which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and nine months ended September 30, 2019, we amortized zero and approximately $0.2 million related to this agreement, respectively. For the three and nine months ended September 30, 2018 we amortized approximately $0.6 million and $1.6 million, respectively, related to this agreement. Royalty buy-down expenses are recorded as part of general and administrative expenses. As of September 30, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

Stock-Based Compensation and 2019 Omnibus Incentive Compensation Plan

ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock awards including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The fair value of each service-based restricted stock unit granted is estimated on the day of grant based on the closing price of the Company’s common stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.

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

2019 Omnibus Incentive Compensation Plan (2019 Plan)

Restricted Stock Awards

A summary of the restricted stock awards activity during the nine months ended September 30, 2019 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	-	$-
Issued	9,950	60.85
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2019	9,950	$60.85

Stock-based compensation expense related to restricted stock awards recognized in general and administrative expense was approximately $146,000 for the three and nine months ended September 30, 2019.

As of September 30, 2019, there was approximately $460,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock. This cost is expected to be recognized over the vesting periods of the restricted stock, with a weighted-average period of approximately 1.25 years.

Stock Option Activity under the 2001 Stock Option Plan (2001 Plan)

For the nine months ended September 30, 2019, we granted a total of 10,000 stock options from the 2001 Plan with a weighted average grant date fair value of $27.97 per share.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2019 were as follows:

Nine Months Ended September 30, 2019
Risk-free interest rate	2.18%
Expected term of option	6.25 years
Expected stock price volatility	39.5%
Expected dividend yield	$0.0

A summary of our stock option activity during the nine months ended September 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	175,500	$37.73	6.33	$4,014,235
Grants	10,000	66.40	-	-
Exercised	(73,063)	29.20	-	2,229,195
Forfeitures	(11,250)	41.82	-	-
Outstanding at September 30, 2019	101,187	$46.26	7.63	$1,061,135
Exercisable at September 30, 2019	28,812	$21.74	3.96	$915,593

During the nine months ended September 30, 2019 and 2018, the Company received approximately $2.1 million and $2.6 million, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $53.52 on September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $1.7 million in unrecognized compensation cost related to stock options outstanding as of September 30, 2019, which we expect to recognize over the next 3.06 years.

Stock-based compensation expense related to stock options recognized in general and administrative expenses was approximately $114,000 and $374,000 for the three and nine month periods ended September 30, 2019 and $64,000 and $160,000 for the three and nine month periods ended September 30, 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At each of September 30, 2019 and December 31, 2018, property and equipment were fully depreciated.

Comprehensive Income

For each of the three and nine month periods ended September 30, 2019 and 2018, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of September 30, 2019 and December 31, 2018, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Commitments and Contingencies

On November 6, 2019, the Company entered into an agreement with 35 Wilbur Street Associates, LLC (the “Landlord”) to extend the term of the lease to our corporate headquarters, which are currently located at 35 Wilbur St., Lynbrook, NY 11563, for an additional six month period (the “Extended Lease Agreement”). The six month extension will end on May 31, 2020. Pursuant to the Extended Lease Agreement, the base rent is $12,075 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term.

Our rent expense amounted to approximately $34,000 and $101,000 for the three and nine months ended September 30, 2019, respectively, and $32,000 and $97,000 for the three and nine months in the 2018 periods, respectively.

3. NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock using the treasury stock method. For the three and nine month periods ended September 30, 2019 there were 24,015 and 39,626, respectively, of common equivalent shares attributable to stock options and 807 and 1,410 attributable to restricted stock that were included in the calculation of diluted net income per share. There were 60,000 stock options in each period to purchase shares and 500 and zero restricted stock awards excluded from the calculation of diluted net income per share for the three and nine month periods ended September 30, 2019, respectively, because their effects are anti-dilutive.

For the three and nine month periods ended September 30, 2018 there were 75,497 and 96,923, respectively, of common equivalent shares attributable to stock options that were included in the calculation of diluted net income per share. There were zero stock options to purchase shares excluded from the calculation of diluted net income per share for the three and nine month periods ended September 30, 2018, respectively, because their effects are anti-dilutive.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Trade accounts payable	$87,446	$122,199
Accrued legal and other professional fees	450,300	308,725
Accrued payroll and related costs	94,205	173,123
Third party royalties	173,005	1,168,837
Other accruals	72,272	25,704
Total	$877,228	$1,798,588

5. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We analyze our intangible assets, specifically, capitalized patent costs, on an annual basis for any indicator that an impairment exists. As of September 30, 2019 and December 31, 2018, no impairment existed and no adjustments were warranted.

We capitalized approximately $97,000 and $190,000 of patent costs for the three and nine months ended September 30, 2019 as compared to approximately $16,000 and $95,000 for three and nine months ended September 30, 2018, respectively. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	September 30, 2019	December 31, 2018
Patents	$1,235,919	$1,046,216
Accumulated amortization	(673,416)	(601,738)
Total	$562,503	$444,478

The amortization expense for patents for the three and nine months ended September 30, 2019 was approximately $29,000 and $72,000, respectively, and for the three and nine months ended September 30, 2018 was approximately $19,000 and $54,000, respectively. The estimated aggregate amortization expense for the remaining three months of 2019 and each of the years below is approximately as follows:

October 1, 2019 – December 31, 2019	$24,000
2020	78,000
2021	61,000
2022	61,000
2023	61,000
Thereafter	278,000
Total	$563,000

6. PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, revenue recognized and other items. For the three and nine months ended September 30, 2019, our provision for income taxes was $1.6 million and $3.7 million. Our net deferred tax liabilities as of September 30, 2019 was $0.6 million. The estimated effective tax rate for the three and nine months ended September 30, 2019 was approximately 20% and 18% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including the impact of U.S. Treasury guidance issued in 2019 on the application of certain provisions in the Tax Cuts and Jobs Act of 2017 (“TCJA”) allowing the Company to refine its calculations and current period stock option exercises.

For the three and nine months ended September 30, 2018, our provision for income taxes was $1.1 million and $3.3 million. Our deferred tax assets as of September 30, 2018 were $0.3 million. The estimated effective tax rate for the three and nine months ended September 30, 2018 was approximately 18% and 19% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the three and nine months ended September 30, 2018 was impacted primarily by the TCJA, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

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

The two marketed indications involving our injectable collagenase are DC and PD. In addition to DC and PD, Endo has opted-in to the following indications: frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma. Endo exercised, with our consent, an early opt-in for lateral hip fat and plantar fibromatosis in November 2015. Endo opted-in for human lipoma in July 2016. We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo.

Endo presented positive results from two Phase 3 studies, RELEASE-1 and RELEASE-2, of CCH for the treatment of cellulite. Subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trial’s primary endpoint (RELEASE-1, p=0.006 & RELEASE-2, p=0.002), which was at least a 2-level composite improvement in cellulite severity at Day 71 as compared to subjects receiving placebo. Statistically significant improvements with CCH versus placebo were observed for 8 of 8 (RELEASE-1) and 7 of 8 (RELEASE-2) secondary endpoints, in addition to patient-centric endpoints. These data were presented at 2019 American Academy of Dermatology Annual Meeting on March 2, 2019. On May 17, 2019, Endo announced that clinical data from a Phase 3 investigational study of CCH for the treatment of cellulite was presented at the annual meeting of the American Society for Aesthetic Plastic Surgery. On September 6, 2019, Endo announced that it had submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for CCH for the treatment of cellulite in the buttocks with an expected commercial launch in the second half of 2020 upon approval.

We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation (SRI) on March 14, 2019 in Paris, France. In addition, on October 16, 2019, we presented data on patient-reported outcomes of a Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the American Society for Reproductive Medicine conference in Philadelphia, Pennsylvania. The presentations follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

Operational Highlights

On October 10, 2019, we announced that J. Kevin Buchi has been named chief executive officer of the Company. He will also serve on the Company’s board of directors.

On October 23, 2019, we announced that Jennifer Chao has been appointed chairperson of its board of directors, effective immediately. Ms. Chao has served on our board as an independent director since 2015, and also serves as chair of the compensation committee.

Outlook

We generated revenue from primarily one source, the License Agreement.  Under the License Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX® as described above.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo and on various other assumptions that we believe are reasonable under the circumstances. The financial information at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2018 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2018 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s 2018 Annual Report and with the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarters of 2019 filed with the SEC.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three and nine months ended September 30, 2019, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three month period ended September 30, 2019 were $9.4 million as compared to $8.2 million in the corresponding 2018 period, an increase of $1.2 million, or 15%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in PD and DC.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones. For the three month periods ended September 30, 2019 and 2018, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended September 30, 2019 and 2018, R&D expenses were approximately $143,000 and $162,000, respectively and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2019 period as compared to the 2018 period was mainly due to reduced cost associated with other R&D programs and lower clinical costs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. In addition, on October 16, 2019, we presented data on patient-reported outcomes of a Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the American Society for Reproductive Medicine conference in Philadelphia, Pennsylvania. The presentations follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

The following table summarizes our R&D expenses related to our development programs:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Program
Uterine Fibroids	$42,819	$82,716
Pre-clinical/other research projects	100,366	79,909
Total R&D expenses	$143,185	$162,625

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

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidate projects;

•	the anticipated completion dates for our drug candidate projects;

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future with respect to our drug candidate projects;

•	the scope, rate of progress of our preclinical studies and other R&D activities related to our drug candidate projects;

•	clinical trial results for our drug candidate projects;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our drug candidate projects;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our drug candidate projects;

•	the cost and timing of regulatory approvals with respect to our drug candidate projects;

•	the cost of establishing clinical supplies for our drug candidate projects;

•	costs and/or risks relating to future product opportunities.

We believe that our current resources and liquidity are sufficient to advance our current clinical and R&D projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the three months ended September 30, 2019 and 2018 were $2.0 million and $2.2 million, respectively. The decrease in general and administrative expenses was mainly due to lower third party royalties associated with XIAFLEX® and the amortization associated with deferred royalty buy-down related to PD, partially offset by legal fees, personnel expenses and stock compensation expense.

Other Income

Other income for the three months ended September 30, 2019 was approximately $505,000 compared to $360,000 in the corresponding 2018 period. Other income consists of interest earned on our investments.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, revenue recognized and other items. For the three month period ended September 30, 2019, our provision for income taxes was $1.6 million. Our net deferred tax liabilities as of September 30, 2019 was $0.6 million. The estimated effective tax rate for the three months ended September 30, 2019 was approximately 20% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including the impact of U.S. Treasury guidance issued in 2019 on the application of certain provisions in the Tax Cuts and Jobs Act of 2017 (“TCJA”) allowing the Company to refine its calculations and current period stock option exercises.

For the three month period ended September 30, 2018, our provision for income taxes was $1.1 million. Our deferred tax assets as of September 30, 2018 were $0.3 million. The estimated effective tax rate for the three months ended September 30, 2018 was approximately 18% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the three months ended September 30, 2018 was impacted primarily by the TCJA, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended September 30, 2019, we recorded net income of $6.3 million, or $0.86 per basic common share and $0.85 per diluted common share, compared to a net income of $5.0 million, or $0.69 per basic common share and per diluted common share, for the same period in 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

Royalties

Total royalty and mark-up on cost of goods sold for the nine month period ended September 30, 2019 were $26.4 million as compared to $23.1 million in the corresponding 2018 period, an increase of $3.3 million, or 14%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in PD and DC, and higher mark-up on cost of goods sold revenue.

Licensing Revenue

For the nine month periods ended September 30, 2019, we recognized zero revenue related to nonrefundable upfront product license fees for product candidates as compared to approximately $40,000 in the 2018 period.

Research and Development Activities and Expenses

For the nine month periods ended September 30, 2019 and 2018, R&D expenses were approximately $0.5 million and $0.6 million, respectively, and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs. The decrease in the 2019 period as compared to the 2018 period was mainly due to reduced cost associated with other R&D programs and lower clinical costs.

The following table summarizes our R&D expenses related to our development programs during the nine months ended September 30, 2019 and September 30, 2018, respectively:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Program
Uterine Fibroids	$169,231	$210,250
Pre-clinical/other research projects	284,811	359,398
Total R&D expenses	$454,042	$569,648

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $6.6 million and $6.3 million, respectively. The increase in general and administrative expenses was mainly due to increased legal fees, personnel expenses, stock compensation expense and professional fees, partially offset by lower third party royalties associated with XIAFLEX® and the amortization associated with the deferred royalty buy-down related to PD.

Other Income

Other income for the nine months ended September 30, 2019 was approximately $1.5 million compared to $0.9 million in the corresponding 2018 period. Other income consists of interest earned on our investments and, in the 2018 period, limited product sales of collagenase for laboratory use.

Provision for Income Taxes

For the nine month period ended September 30, 2019, our provision for income taxes was $3.7 million. Our net deferred tax liabilities as of September 30, 2019 was $0.6 million. The estimated effective tax rate for the nine months ended September 30, 2019 was approximately 18% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including the impact of U.S. Treasury guidance issued in 2019 on the application of certain provisions in the TCJA allowing the Company to refine its calculations and current period stock option exercises.

For the nine month period ended September 30, 2018, our provision for income taxes was $3.3 million. Our deferred tax assets as of September 30, 2018 were $0.3 million. The estimated effective tax rate for the nine months ended September 30, 2018 was approximately 19% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the nine months ended June 30, 2018 was impacted primarily by the TCJA, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the nine months ended September 30, 2019, we recorded net income of $17.1 million, or $2.34 per basic common share and $2.33 per diluted common share, compared to a net income of $13.9 million, or $1.92 per basic common share and $1.89 per diluted common share, for the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through royalties under agreements with third parties, licensing revenues, limited product sales, and sales of our common stock. At September 30, 2019 and December 31, 2018, we had cash and cash equivalents and investments in the aggregate of approximately $98.4 million and $82.0 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $14.5 million as compared to $12.3 million in the 2018 period. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income partially offset by a reduction in accounts payable, accrued expenses and income taxes payable of $1.9 million and an increase in prepaid expenses and other current assets of $0.2 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.9 million included amortization of patent costs, bond premiums and discounts, stock-based compensation expense and deferred tax expense. Net cash provided by operating activities in the 2018 period was primarily attributable to our net income partially offset by an increase in accounts receivable of $2.2 million due to an increase in XIAFLEX® net sales and accrued tax liability of $0.8 million.  Non-cash items included amortization, stock-based compensation expense, and deferred taxes which was reduced by adjustments to reconcile net income to net cash provided by operating activities of $2.2 million.

Net cash used in investing activities for the nine months ended September 30, 2019 was $16.7 million as compared to $6.2 million for the corresponding 2018 period. The net cash used in investing activities in the 2019 period reflects the investment of $93.4 million and the maturing of $76.6 million in marketable securities. The net cash used in investing activities in the 2018 period reflects the investment of $64.6 million and the maturing of $58.4 million in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $1.8 million as compared to $12,000 in the corresponding 2018 period. In the 2019 period, net cash provided by financing activities was due to proceeds received from stock option exercises of approximately $2.1 million partially offset by the repurchase of approximately $0.4 million of our common stock under our stock repurchase program. In the 2018 period, net cash provided by financing activities of $2.6 million was due to proceeds received from stock option exercises offset by the repurchase of approximately $2.6 million of our common stock under our stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates. There have been no significant changes in our exposure to market risks since December 31, 2018.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company (the “Management”), including our chief executive officer and principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company, under the supervision and with the participation of our chief executive officer and principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report, that the Company’s disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our chief executive officer and principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our chief executive officer and principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine month period ended September 30, 2019, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4 million of our outstanding common stock. Pursuant to the repurchase program, from time to time we repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Exchange Act, and various other factors.

The following table presents a summary of share repurchases made by us during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased under the Plan(3)
Remaining balance as of June 30, 2019				$3,881,433
July 1, 2019 – July 30, 2019	1,033	$60.27	3,081	3,819,170
August 1, 2019 – August 31, 2019	1,717	56.39	4,798	3,722,346
September 1, 2019 – September 30, 2019	1,411	$56.44	6,209	$3,642,711
Total	4,161

(1)	The purchases were made in open-market transactions in compliance with Exchange Act Rule 10b-18 or under the company’s 10b-18 plan.
(2)	Includes commissions paid, if any, related to the stock repurchase transactions.
(3)
On May 23, 2019, we announced that our Board of Directors had authorized the repurchase of up to $4.0 million of our common stock under the stock repurchase program, which program is not subject to an expiration date.

Item 5.	Other Information

On November 6, 2019, the Company entered into an agreement with 35 Wilbur Street Associates, LLC (the “Landlord”) to extend the term of the lease to our corporate headquarters, which are currently located at 35 Wilbur St., Lynbrook, NY 11563, for an additional six month period (the “Extended Lease Agreement”). The six month extension will end on May 31, 2020. Pursuant to the Extended Lease Agreement, the base rent is $12,075 per month and the Company may cancel the lease with three months’ prior written notice to the Landlord at any time during the term.

Item 6.	Exhibits

10.1*+	Employment Agreement by and between BioSpecifics Technology Corp., Advance Biofactures Corporation, and J. Kevin Buchi
10.2*+	Form of Non-Qualified Stock Option Award Agreement
10.3*	Amended Agreement of Lease, dated as of November 6, 2019, among the Company, ABC-NY and 35 Wilbur Street Associates
31.1**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification of Chief Executive Officer and Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

* filed herewith
** furnished herewith
+ Denotes management contracts and compensatory arrangements in which any director or any named executive officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.
(Registrant)

Date: November 12, 2019	/s/ J. Kevin Buchi
J. Kevin Buchi
Chief Executive Officer and Principal Executive Officer