Form 10-K
period 2019-12-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2020-03-16
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number: 001-34236

BIOSPECIFICS TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-3054851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Wilbur Street, Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  516.593.7000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	BSTC	The Nasdaq Global Market

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $369 million.

The number of shares outstanding of the registrant’s common stock as of March 13, 2020 is 7,336,756.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Page

PART I	5

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Report include statements concerning, among other things:

•	the ability of Endo International plc’s (“Endo”) to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease;

•	whether the U.S. Food and Drug Administration (“FDA”) will approve collagenase histolyticum for the treatment of cellulite;

•	Endo’s interest in currently licensed indications, including frozen shoulder (adhesive capsulitis) and plantar fibromatosis;

•	Endo’s interest in currently unlicensed indications, including uterine fibroids;

•	whether additional clinical studies, if conducted, in currently unapproved indications, will demonstrate sufficient safety and efficacy to support regulatory approval;

•	the projected receipt of payments from Endo; and

•	the strength of the Company’s intellectual property portfolio.

In some cases, these statements can be identified by forward-looking words such as “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the ability of Endo and any third party partners to achieve their objectives for XIAFLEX®; the market for XIAFLEX® in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX®; and other risk factors identified in this Annual Report on Form 10-K for the year ended December 31, 2019, specifically in Part I, Item IA of this Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I

Item 1.	BUSINESS.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (“CCH”) for multiple indications. We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (“DC”), Peyronie’s disease (“PD”), frozen shoulder syndrome, and uterine fibroids. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

We have developed injectable CCH for 12 clinical indications to date. We currently are evaluating CCH as a treatment for uterine fibroids. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

Collagenase

Collagenase is the only protease that can hydrolyze the triple helical region of collagen under physiological conditions. The specific substrate collagen comprises approximately one-third of the total protein in mammalian organisms, and it is the main constituent of skin, tendon, and cartilage, as well as the organic component of teeth and bone. The body relies on endogenous collagenase production to remove dead tissue, and collagenase production is an essential biological mechanism, which regulates matrix remodeling and the normal turnover of tissue. The CCH developed by us has a broad specificity towards all types of collagen and, we believe is more efficient than mammalian collagenases.  CCH cleaves the collagen molecule at multiple sites along the triple helix whereas the mammalian collagenase is only able to cleave the molecule at a single site along the triple helix.

Collagenase is widely used for cell dispersion for tissue disassociation and cell culture because it does not damage the cell membrane. Since the main component of scar tissue is collagen, collagenase has been used in a variety of clinical investigations to remove scar tissue without surgery.

License Agreement with Endo

On August 31, 2011, we entered into the Second Amended and Restated Development and License Agreement (as amended, the “License Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”), an entity that was acquired by Endo in 2015. The License Agreement originally was entered into in June 2004 to obtain exclusive worldwide rights to develop, market, and sell certain products containing our enzyme CCH, which Endo markets for approved indications under the trademark XIAFLEX®. Endo’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration. Currently, Endo’s licensed rights cover the indications of DC, PD, frozen shoulder, plantar fibromatosis, and other potential indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

On February 26, 2019, we entered into the Second Amendment to the Second Amended and Restated Development and License Agreement (the “Second Amendment”) (effective as of January 1, 2019) to amend certain provisions of the License Agreement to, among other things, require Endo to provide timely estimates of royalties to assist us in complying with our financial reporting obligations. Pursuant to the terms of the Second Amendment, we have consented to the assignment of the License Agreement by Endo Global Ventures to Endo Global Aesthetics Limited, an Irish private company and an affiliate of Endo Global Ventures that is indirectly wholly-owned by Endo.

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

Pursuant to the License Agreement, Endo is selling XIAFLEX® in the U.S. for the treatment of DC and PD and is distributing XIAFLEX® in Canada through its operating company, Paladin Labs, Inc. In early 2020, Endo announced that it initiated XIAFLEX® development programs for the treatment of plantar fibromatosis and adhesive capsulitis. Endo had previously collaborated with partners to commercialize XIAFLEX® and Xiapex® outside of the United States and Canada. Endo is in the process of terminating third party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

Operational Highlights

Endo-Marketed Indications

Dupuytren’s Contracture.

CCH is currently approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of DC. XIAFLEX® is indicated for the treatment of adult patients with DC with an abnormal buildup of collagen in the hands, which limits or disables hand function.

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

XIAFLEX® is the only drug approved by the FDA for the treatment of DC. Prior to FDA approval of XIAFLEX®, the only proven treatment for DC was surgery.

Peyronie’s Disease.

XIAFLEX® is currently approved in the U.S. for the treatment of PD.

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

Indications that Endo has Under Development

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

Endo’s license rights relating to CCH also permit Endo to develop product candidates containing CCH for certain medical aesthetics indications. For example, Endo has global marketing rights for CCH for the treatment of cellulite.

In September 2019, Endo submitted a BLA to the FDA for CCH for the treatment of cellulite in the buttocks. In November 2019, Endo announced the FDA’s acceptance for review of the original BLA for CCH for the treatment of cellulite in the buttocks. The BLA is supported by the results from RELEASE-1 and RELEASE-2 Phase 3 clinical trials, as well as a clinical program. Trial subjects receiving CCH showed highly statistically significant levels of improvement in the appearance of cellulite with treatment, as measured by the trials’ primary endpoint. In addition, the RELEASE-1 trial passed eight out of eight key secondary endpoints and the RELEASE-2 trial passed seven out of eight key secondary endpoints. Finally, CCH was well-tolerated in the actively-treated subjects with most adverse events being mild to moderate in severity and primarily limited to the local injection area.

According to Endo, the Prescription Drug User Fee Act target action date for this application has been set for July 6, 2020.

Frozen Shoulder (Adhesive Capsulitis).

Frozen shoulder syndrome, of adhesive capsulitis, is a clinical syndrome of pain and decreased motion in the shoulder joint which results from inflammation and thickening of the shoulder capsule due to collagen. It is estimated to affect 20 to 50 million people worldwide with a slightly higher incidence in women. It is estimated that 300,000 cases of frozen shoulder syndrome are diagnosed annually in the U.S. It typically occurs in adults between the ages of 40-70. It is estimated that 20% of diabetics have frozen shoulder syndrome. No FDA-approved pharmaceutical therapies are currently available for the treatment of frozen shoulder. The most common treatments for frozen shoulder syndrome are longer-term extensive physical therapy, manipulation under anesthesia, corticosteroids and/or arthroscopy, and some drugs are used to manage pain.

On March 12, 2015, Endo provided an update on the results of the Phase 2b study without releasing all of the data. Endo noted strong drug effect and similar XIAFLEX® patient improvements in flexion, shoulder abduction and external and internal rotation seen across both Phase 2a and 2b trials and similar patient improvement in pain seen across both trials. Endo also noted an increased and unexpectedly robust placebo effect in those patients who did not receive XIAFLEX®. In early 2020, Endo announced that it initiated development programs of XIAFLEX® for the treatment of adhesive capsulitis.

Plantar Fibromatosis.

Plantar fibromatosis, or Ledderhose disease, is a medical condition characterized by pain and disability caused by the thickening of the feet’s deep connective tissue resulting in the formation of nodules or cords along the tendons of the foot. Patients with plantar fibromatosis often have DC and frozen shoulder. It is estimated that there are approximately 200,000 patients in the U.S. Treatment may include orthotics and anti-inflammatory drugs in the early stages of the disease, steroid injections and surgery in advanced cases. There are no pharmaceutical products that are FDA approved for use in this indication in the U.S. In November 2015, with our consent, Endo exercised an early opt-in for XIAFLEX® for this potential indication. Endo is responsible for further development of this indication. In early 2020, Endo announced that it initiated development programs of XIAFLEX® for the treatment of plantar fibromatosis. Other Indications

Uterine Fibroids.

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

In October 2014, we published data showing that highly purified collagenase can reduce the rigidity of human uterine fibroid tissue and potentially shrink uterine fibroid tumors by interrupting the accumulation of poorly aligned and altered collagen. In May 2016, we announced that an article titled, “Loss of Stiffness in Collagen-Rich Uterine Fibroids after Digestion with Purified Collagenase Clostridium Histolyticum” was published in the May 2016 issue of American Journal of Obstetrics & Gynecology. The ex-vivo study, led by Dr. Phyllis Leppert, showed reduction in stiffness and demonstrated the potential benefits of XIAFLEX® as a non-surgical treatment for uterine fibroid patients.

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

We are currently analyzing the full Phase 1 data to guide the design of potential future studies of CCH for the treatment of uterine fibroids.

LICENSING AND MARKETING AGREEMENTS

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

Pursuant to the License Agreement, we are entitled to receive certain up-front licensing and sublicensing fees, and milestone, mark-up on cost of goods sold and royalty payments. Through December 31, 2019, Endo has collectively paid us up-front licensing and sublicensing fees and milestone, mark-up on cost of goods sold and royalty payments under the License Agreement of $196.6 million, including fees relating to Endo’s sublicensee agreements with Swedish Orphan Biovitrum AB (“Sobi”), Asahi Kasei Pharma Corporation (“Asahi”) and Actelion Pharmaceuticals Ltd. (“Actelion”). Additionally, Endo is obligated to make contingent milestone payments to us, with respect to each of frozen shoulder, cellulite and canine lipoma, lateral hip fat, plantar fibromatosis indications and human lipoma, upon the acceptance of the regulatory filing and upon receipt by Endo, its affiliate or sublicensee of regulatory approval. The remaining contingent milestone payments that may be received, in the aggregate, from Endo in respect of frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis and human lipoma are $6.0 million.

Endo partnered with Sobi, Asahi and Actelion to commercialize XIAFLEX® and Xiapex® outside of the United States. Sobi had exclusive rights to commercialize Xiapex® for DC and PD, subject to applicable regulatory approvals, in 28 EU member countries, Switzerland, Norway, Iceland, 18 Central Eastern Europe/Commonwealth of Independent countries, including Russia and Turkey, and 22 Middle Eastern & North African countries. Sobi, via its Partner Products business unit, was primarily responsible for the applicable regulatory, and commercialization activities for Xiapex® in DC and PD in these countries. Endo granted to Asahi the exclusive right to develop and commercialize XIAFLEX® for the treatment of DC and PD in Japan. Actelion had marketing and commercial rights for XIAFLEX® in Australia and New Zealand. Endo is in the process of terminating third party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

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

Endo’s royalty obligations extend for the longer of the patent life (including pending patents) or the expiration of any regulatory exclusivity period based on orphan drug designation or foreign equivalent thereof. Endo may terminate the License Agreement upon 90 days’ prior written notice. If Endo terminates the License Agreement other than because of an uncured, material breach by us, all rights revert to us. Pursuant to our August 31, 2011 settlement agreement with Auxilium, we are now co-owners of U.S. Patent No. 7,811,560 and any continuations and divisionals thereof. We expect that this patent will expire in July 2028.

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

In-Licensing and Royalty Agreements

We have entered into several in-licensing and royalty agreements with various investigators, universities and other entities throughout the years. Royalty obligations under these agreements are our responsibility. It is the policy of the Company not to announce publicly royalty rates for potential future indications under development before commercialization. It is important to emphasize that in-licensing royalty rates vary from indication to indication and it should not be assumed that the in-licensing royalty rates for potential future indications will be the same as those for currently marketed indications.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Dupuytren’s Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of such Dupuytren’s Licensed Product on a country-by-country basis. The royalty rate is 0.5% of net sales. Our obligation to pay royalties to the Research Foundation will continue until the later of (i) the expiration of the last valid claim of a patent pertaining to the Dupuytren’s Licensed Product; or (ii) the expiration of the regulatory exclusivity period conveyed by the FDA’s Office of Orphan Products Development (“OOPD”), with respect to the Dupuytren’s Licensed Product.

Unless terminated earlier in accordance with its termination provisions, the Dupuytren’s License Agreement and the licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Dupuytren’s License Agreement will become fully paid, irrevocable exclusive licenses.

Peyronie’s Disease

On August 27, 2008, we entered into an agreement with Dr. Martin K. Gelbard (the “Gelbard Agreement”) to improve the deal terms related to our future royalty obligations for PD by buying down our future royalty obligations with a one-time cash payment. On March 31, 2012, we entered into an amendment to the Gelbard Agreement, which enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment and five additional cash payments. Under the Gelbard Agreement, royalty obligations terminated five years after the first commercial sale, which occurred in January 2014. Accordingly, we ceased paying royalties in February 2019.

Cellulite

On August 23, 2007, we entered into the license agreement (“Cellulite License Agreement”) with the Research Foundation, pursuant to which the Research Foundation granted to the Company and its affiliates an exclusive worldwide license, with the right to sublicense to certain third parties, the know-how owned by the Research Foundation related to the manufacture, preparation, formulation, use or development of (i) CCH and (ii) all pharmaceutical products containing CCH, which are made, used and sold for the prevention or treatment of cellulite. Additionally, the Research Foundation granted to us an exclusive license to the patent applications in respect of cellulite. The license granted under the Cellulite License Agreement is subject to the non-exclusive license (with right to sublicense) granted to the U.S. government by the Research Foundation in connection with the U.S. government’s funding of the initial research.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Cellulite Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Cellulite Licensed Product and is dependent upon there being a specified Research Foundation patent with valid claims covering the particular Cellulite Licensed Product.

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

Our obligation to pay royalties to the Research Foundation with respect to sales by us, our affiliates or any sublicensee of any Frozen Shoulder Licensed Product in any country (including the U.S.) arises only upon the first commercial sale of a Frozen Shoulder Licensed Product. Our obligation to pay royalties to the Research Foundation will continue until) the expiration of the last valid claim of a university patent pertaining to a Frozen Shoulder Licensed Product.

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

Unless terminated earlier in accordance with its termination provisions, the Gerut License Agreement and licenses granted under that agreement will continue in effect until the termination of our royalty obligations. After that, all licenses granted to us under the Gerut License Agreement will become fully paid, irrevocable exclusive licenses. We do not view the Gerut License Agreement as covering the use of XIAFLEX® for cellulite, because it does not involve the removal or treatment of fat.

Other Indications

We may enter into certain other license and royalty agreements with respect to other indications that we may elect to pursue.

COMPETITION

We and our licensees face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Many of our competitors have substantially greater financial, technical and human resources than we have and may subsequently develop products that are more effective, safer or less costly than any products that we have developed, are developing, or will develop, or that are generic products. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for our products that receive marketing approval. Our marketed indication for PD currently enjoys Orphan Drug Protection until December 6, 2020. Orphan drug status for DC expired on February 2, 2017. For more information on orphan drug designations, please see the discussion below. We may face greater competition, including from biosimilars, after the expiration of the orphan drug designations and the expiration of the 12-year marketing exclusivity under certain laws as further described below in “Public Health Service Act and Biologics Price Competition and Innovation Act.”

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

Any product labeled for use in humans requires regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate their safety, purity, and potency, and must comply with additional regulatory requirements of the FDA and similar regulatory authorities in foreign countries, such as the European Medicines Agency (the “EMA”) in Europe and the Pharmaceuticals and Medical Devices Agency (the “PMDA”) in Japan. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Clinical and preclinical trials must be conducted in accordance with the applicable regulatory standards, good clinical practices (“GCPs”), and good laboratory practices (“GLPs”), respectively. The process of obtaining marketing approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Each trial must be conducted under an FDA Investigational New Drug Application (“IND”). Prior to commencing the first clinical trial with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or noncompliance. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

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

There are typically multiple studies conducted within any given phase to collect the data necessary to support a marketing application. The 21st Century Cures Act, however, provides for FDA acceptance of new kinds of data such as patient experience data and, for appropriate indications sought through supplemental marketing applications, data summaries.  Real world evidence may also be used to assist in clinical trial design and to support marketing applications.  The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved, referred to as Phase 4 studies. Moreover, FDA requires pediatric studies either before or after product approval, if the product candidate is not eligible for a waiver.  Concurrent with clinical trials, companies usually complete additional animal studies, develop additional chemistry, manufacturing, and controls information, including stability, and finalize a process for manufacturing the product in commercial quantities in accordance with Current Good Manufacturing Practice (“cGMP”) requirements.

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

The following table sets forth information as of December 31, 2019 regarding our principal patents:

Patent No.	Patent Expiration	Relevant Product/Technology	Ownership	Jurisdiction Where Granted
7,811,560	July 12, 2028	XIAFLEX®
AUXILIUM US HOLDINGS, LLC
AUXILIUM INTERNATIONAL HOLDINGS, INC.
ACTIENT HOLDINGS LLC
ACTIENT PHARMACEUTICALS LLC
SLATE PHARMACEUTICALS, INC.
TIMM MEDICAL HOLDINGS, LLC
ACTIENT THERAPEUTICS LLC
70 MAPLE AVENUE, LLC
TIMM MEDICAL TECHNOLOGIES, INC.
AUXILIUM PHARMACEUTICALS, INC.
United States
7,854,929	January 19, 2026	Method of treating lateral epicondylitis	Research Foundation for the State University of New York	United States
8,323,643	November 17, 2027	Method of treating adhesive capsulitis	Research Foundation for the State University of New York	United States
9,744,138	March 14, 2034	Method of treating uterine fibroids with collagenase and thermally responsive polymer	BSTC, Duke University, North Carolina Central University	United States
10,071,143	May 5, 2028	Method of treating carpal tunnel syndrome	Research Foundation for the State University of New York	United States
10,119,131	September 9, 2032	Method for fermenting clostripain-producing Clostridium histolyticum in peptone medium to produce collagenase	BSTC	United States
10,123,959	February 7, 2027	Method of treating cellulite	Research Foundation for the State University of New York	United States
10,272,140	January 14, 2035	Thermosensitive Hydrogel Collagenase Formulations	BioSpecifics Technologies Corp.	United States
10,369,110	March 14, 2034	Treatment Method and Product for Uterine Fibroids Using Purified Collagenase	BioSpecifics Technologies Corporation and Duke University	United States

Patents

We are the assignee or licensee of various U.S. patents, which have also been issued as patents in various foreign countries. Pursuant to our August 31, 2011 settlement agreement with Auxilium, we are co-owners of U.S. Patent No. 7,811,560, entitled Compositions and Methods for Treating Collagen-Mediated Diseases, a patent relevant to XIAFLEX®, sold by Endo as a treatment for DC and PD. We expect this patent will expire in July 2028. In addition, we have licenses to other pending patent applications. Although we believe these patent applications, if they issue as patents, will provide a competitive advantage, the scope of the patent positions of pharmaceutical firms involves complex legal, scientific and factual questions and, as such, is generally uncertain. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our current patent applications, or the products or product candidates we develop, acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection, will be of any value to us or will be challenged, circumvented or invalidated by our competitors or otherwise.

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

As discussed above, we have licensed to Endo our injectable collagenase for the treatment of DC, PD, frozen shoulder, cellulite, canine lipoma, lateral hip fat, plantar fibromatosis, and human lipoma. We also have an issued patent directed to a method of fermenting Clostridium histolyticum to obtain collagenase, namely U.S. Patent No. 10,119,131, issued November 6, 2018 (expiration September 9, 2032).

Orphan Drug Designations

Two indications, DC and PD, have received orphan drug designation from the OOPD. These indications did not receive the European equivalent of orphan drug designation.

The orphan drug provisions of the FDCA provide incentives to biologics sponsors to develop and supply products for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product for such disease or condition will be recovered from its sales in the U.S. If there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation. This hypothesis must be demonstrated to obtain orphan exclusivity.  Under the orphan regulations, the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication which means the FDA may not approve any other application to market the same product for the same indication except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In the case of DC, orphan drug status expired on February 2, 2017; in the case of PD, orphan drug status expires on December 6, 2020. Orphan exclusivity would not prevent other products from being approved for the same indication or the same biologic from being approved for different indications. If orphan drug designation is granted prior to product approval, companies developing orphan drugs may also be eligible for tax credits for expenses associated with clinical trials, including a 20-year tax carry-forward, and FDA grants. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act.

Public Health Service Act and Biologics Price Competition and Innovation Act

XIAFLEX® is regulated and marketed as a biologic product pursuant to BLAs. The Company and its partner’s other product candidates will also be regulated and marketed as biologic products pursuant to a BLA.  XIAFLEX® was licensed based on a determination by the FDA of safety, purity, and potency as required under the PHSA. In 2010, Congress enacted the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), as part of the Patient Protection and Affordable Care Act, which amended the PHSA to create an abbreviated licensure pathway for products deemed to be biosimilar to or interchangeable with FDA-licensed reference biological products as well as protections for reference biologics.

Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure. During this 12-year period, no application for a biosimilar product can be submitted for four years from the date of licensure of the reference product, which in the case of XIAFLEX® was 2014, and FDA may not make a biosimilar product approval effective until the expiration of the 12 years, which we believe, in the case of XIAFLEX®, will be 2022.  Not all reference product biologic applications and supplements, however, will qualify for 12 years of exclusivity. For instance, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

Under the BPCIA, following the expiration of a 12-year reference exclusivity period, the FDA may license under section 351(k) of the PHSA a biologic that it determines is biosimilar to or interchangeable with a reference product. Biosimilarity means that the section 351(k) product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the section 351(k) product and the reference product in terms of the safety, purity, and potency of the product. To be considered interchangeable, a product must be biosimilar to the reference product, be expected to produce the same clinical result as the reference product in any given patient, and, if administered more than once to an individual, the risks in terms of safety or diminished efficacy of alternating or switching between use of the product and its reference product is not greater than the risk of using the reference product without such alternation or switch. Interchangeable products may be substituted for the reference product without the intervention of the prescribing doctor. Licensure of a biosimilar or interchangeable product under section 351(k) generally requires less than the full complement of product-specific preclinical and clinical data required for innovator products licensed under section 351(a). Per FDA draft guidance, sponsors of biosimilar and interchangeable products are not required to seek FDA licensure for all of the indications for which the reference product has approval, though interchangeable product sponsors are encouraged to do so.  The FDA has considerable discretion over the kind and amount of scientific evidence required to demonstrate biosimilarity and interchangeability. Depending on the product, additional periods of regulatory exclusivity may be available.

Recently, Congress, the Administration, and administrative agencies have taken certain measures to increase biosimilar competition and thus, decrease biologic prices. By example, in 2019 FDA introduced a draft guidance to facilitate biologic importation. Congress also passed a bill requiring sponsors of BLA approved products to provide sufficient quantities of biologic products on commercially reasonable market based terms to entities developing biosimilar products.

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

EMPLOYEES

The Company currently has seven employees, all of whom are full-time, and two independent contractors.

CORPORATE INFORMATION

The Company was incorporated in Delaware in 1990; the Company’s subsidiary, ABC-NY, was incorporated in New York in 1957. Our telephone number is 516-593-7000. Our corporate headquarters currently are located at 35 Wilbur St., Lynbrook, NY 11563, as further described in this Report under “Item 2 – Properties.”

AVAILABLE INFORMATION

Our annual, quarterly and current reports, proxy statements and other information are filed or furnished with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet at the SEC web site at http://www.sec.gov.

Our website address is www.biospecifics.com. We make available free of charge, through our website’s “Investors” page, our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Code of Ethics, which applies to all of our employees, including our principal executive officer and principal financial officer, and non-employee directors, is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics. Our Code of Ethics is available on the “Investors” page of our website at investors.biospecifics.com. You may request a copy of our SEC filings (excluding exhibits) and our Code of Ethics at no cost by writing or telephoning us at the above-referenced corporate address or telephone number.

The references to our web site and the SEC’s web site are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

SUBSEQUENT EVENTS

Effective January 6, 2020, the Company’s Board of Directors (the “Board”) appointed Mr. Patrick C. Hutchison as Chief Financial Officer of the Company.

On January 7, 2020, the Company announced that it will be relocating its headquarters to Wilmington, Delaware, effective April 7, 2020.

In connection with the termination of the lease agreement for the facility located at 35 Wilbur Street, Lynbrook, New York 11563 and the relocation of the Company’s headquarters to Wilmington, Delaware, the Company terminated certain of its employees and consultants (collectively, the “Terminated Employees”). The Company will pay a total of approximately $1.1 million in severance payments and benefits to the Terminated Employees.

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

Please also see the “Special Note Regarding Forward Looking Statements” on page 4 of this Annual Report on Form 10-K.

Risks Related to Our Limited Sources of Revenue

We are dependent on Endo for future opt-in, milestone, mark-up on cost of goods sold and royalty payments.

Our sole source of revenue is from opt-in, milestone, mark-up on cost of goods sold and royalty payments from Endo under the License Agreement. As described in Item 1 above, under the License Agreement, in exchange for the right to receive royalties and other payments, we have granted to Endo the right to develop, manufacture, market and sell worldwide products (other than dermal formulations for topical administration) that contain collagenase for the treatment of DC, PD, frozen shoulder, cellulite, canine lipoma, plantar fibromatosis, lateral hip fat and human lipoma. However, we have no control over Endo’s ability to successfully market, sell and manufacture products for the treatment of DC and PD, or, in the case of frozen shoulder, cellulite, canine lipoma, plantar fibromatosis, lateral hip fat and human lipoma, to pursue approval and commercialization. Therefore, we may receive limited, if any, royalty payments from Endo.

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

We have no control over Endo’s future plans for any licensed indications. We have received in the past, and are entitled to receive in the future, certain milestone payments from Endo in respect of its efforts to commercialize products, but we have no control over Endo’s ability to achieve the milestones. Endo is in the process of terminating their partnership agreements with Sobi, Asahi, and Actelion, which will reduce the amount of royalty revenues (in the form of sublicense income) received by us.

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

There is no guarantee that Endo will pursue the commercialization of XIAFLEX® exercised but non-marketed indications, including cellulite, frozen shoulder and plantar fibromatosis, nor that it will exercise its rights to opt in for any additional indications, including uterine fibroid.

Due to our dependence on Endo, Endo’s failure to achieve projected revenues could have a material adverse effect on our business.

As discussed above, our performance is substantially dependent on Endo’s performance, stability and success. Endo’s operations are substantially dependent on the continued services and performance of its senior management and other key personnel as well as the stability and performance of its various business units. The on-going reshaping of Endo’s business to deliver, the restructuring of the generics business, and litigation and associated legal reserves  could have the effect of distracting the attention of management and other resources away from the commercialization and further development of XIAFLEX®, thereby materially and adversely impacting our financial condition by slowing down the growth of, or reducing, XIAFLEX® sales and development and payments by Endo to us for royalties, cost of goods sold, milestones, and sublicense income.

Our dependence upon revenue from Endo makes us subject to the commercialization and other risk factors affecting Endo over which we have limited or no control, including those risk factors identified by Endo in its Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020.

Risks Related to Our Dependence on Endo

We are dependent upon revenue from Endo and Endo’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. The risk factors affecting Endo and, consequently, us, include the following.  Moreover, to the extent that we are independently developing product candidates and indications, we will also be subject to the below risks:

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

The pharmaceutical industry is heavily regulated, which creates uncertainty about Endo’s ability to bring CCH products to market and imposes substantial compliance costs on their business.

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

Before obtaining regulatory approvals for the sale of any of Endo’s new product candidates, Endo must demonstrate through preclinical studies and clinical trials that the product is safe, pure and potent for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product.  Likewise, Endo may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials.  A failure to demonstrate safety and efficacy could or would result in Endo’s failure to obtain regulatory approvals. Clinical trials can be delayed for reasons outside of Endo’s control, which can lead to increased development costs and delays in regulatory approval.  For example, there is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of Endo’s products in the past.  For example, patients may not enroll in clinical trials at the rate expected or patients may drop out after enrolling in the trials or during the trials.  In addition, Endo relies on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials or require that clinical trials be suspended or terminated. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or Endo, manufacturers, suppliers or other third parties may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP or GCPs.  To the extent that changes are made to a product during clinical or preclinical trials, studies may need to be repeated or additional studies may need to be conducted.  Such noncompliance may result in regulatory enforcement action and a regulatory authority’s determination that a product candidate is not approvable.  Endo also may experience delays in obtaining, or Endo may not obtain, required initial and continuing approval of Endo’s clinical trials from institutional review boards and regulatory authorities.  There may also be issues with study design and conduct that do not become apparent until a study is underway or completed. Endo cannot confirm that it will not experience delays or undesired results their clinical trials.

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

Further, during product development and once a product is approved for marketing, failure to comply with applicable regulatory requirements can result in regulatory enforcement actions, such as, but not limited to, warning, untitled, or cyber letters, suspensions or withdrawals of approvals or clearances, refusals to approve pending applications or supplements, seizures or recalls of products, injunctions against or other restrictions on the manufacture, holding, distribution, marketing and sale of a product, import or export refusals, product detention, promotional piece modifications and the issuance of corrective information, adverse publicity, regulatory authority issuance of public communications regarding products, holds or terminations on pre- or post-market studies, liability for harm cause to patients, reputational harm, civil and criminal sanctions, and FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements. Furthermore, changes in existing regulations or the adoption of new regulations could prevent Endo from obtaining, or affect the timing of, future regulatory approvals or clearances. Meeting regulatory requirements and evolving government standards may delay marketing of Endo’s new products for a considerable period of time, impose costly procedures upon Endo’s activities and result in a competitive advantage to larger companies that compete against Endo.

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

The FDA regulates and monitors the quality of drug clinical trials to provide human subject protection and to support marketing applications. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. The FDA also regulates the facilities, processes, and procedures used to manufacture and market pharmaceutical products in the U.S. both for clinical supply and marketed products. Manufacturing facilities must be registered with the FDA and all commercially distributed products made in such facilities must be manufactured in accordance with the latest cGMP regulations, which are enforced by the FDA. Changes to manufacturers or the manufacturing process for commercially distributed products may require that the product sponsor conduct supporting studies, provide FDA with notification of the change, and/or obtain FDA’s approval before implementing the change.  Compliance with clinical trial requirements and cGMP regulations requires the dedication of substantial resources and requires significant expenditures. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, cannot produce products or product candidates in accordance with regulatory requirements, or otherwise becomes inoperable, or a third-party contract manufacturing facility faces manufacturing problems, the implementation of corrective actions, or obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could be costly, and could result in production delays, which could adversely affect Endo’s business, results of operations, financial condition and cash flow.  Failure to abide by manufacturing requirements may also result in regulatory enforcement action, adverse publicity, and product recalls, among other consequences.  Moreover, manufacturing challenges may also be faced as product development and approval progresses, such as challenges related to manufacturing scale up, qualification, and validation.  In the event Endo or its manufacturers cannot successfully meet all manufacturing regulatory requirements, Endo’s business may be adversely impacted.

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

Endo cannot determine what effect changes in regulations or legal interpretations or requirements by the FDA or the courts, when and if promulgated or issued, may have on Endo’s business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, Endo will be adversely affected by regulatory actions despite Endo’s ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

The availability of third-party reimbursement for XIAFLEX® products is uncertain, and thus Endo may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided.

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

Endo may experience pricing pressure on the price of XIAFLEX® products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability.

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

If Endo’s manufacturing facilities are unable to manufacture XIAFLEX® products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, it could have a material adverse impact on our business.

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

For example, the manufacturing facilities that are qualified to manufacture CCH, which Endo sells under the trademark XIAFLEX® and may use from time to time in the research and development of CCH for other investigational indications, such as for cellulite, are subject to such regulatory requirements and oversight.  If such facilities fail to comply with cGMP requirements, Endo may not be permitted to sell products or may be limited in the jurisdictions in which it is permitted to sell them. Further, if an inspection by regulatory authorities indicates that there are deficiencies, including non-compliance with regulatory requirements, Endo could be required to take remedial actions, stop production or close its facilities, which would disrupt the manufacturing processes, limit the supply of CCH and delay clinical trials and subsequent licensure and/or limit the sale of commercial supplies.  In addition, future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of CCH in clinical trials, refusal of the government to allow distribution of CCH within the U.S. or other jurisdictions, criminal prosecution, fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts and follow-on civil litigation.  Noncompliance with manufacturing requirements may also impede Endo’s ability to obtain marketing approval for future indications.

As Endo has limited experience in manufacturing biologic products and may encounter difficulties in its manufacturing processes, which could materially adversely affect or delay or disrupt manufacture of those products reliant upon our manufacturing operations.

The manufacture of biologic products requires significant expertise and capital investment.  Although Endo manufactures CCH, which is included in its current XIAFLEX® product and in certain product candidates under development, including for the treatment of cellulite, in its Horsham, Pennsylvania facility, Endo has limited experience in manufacturing CCH or any other biologic products.  Biologics such as CCH require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals.  If the manufacturing processes are disrupted at the facilities where its biologic products are manufactured, it may be difficult to find alternate manufacturing sites.  Endo may encounter difficulties with the manufacture of CCH, which could delay, disrupt or halt the manufacture of such products and/or product candidates, result in product recalls or product liability claims, require write-offs or otherwise have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Endo has been, continues to be and may be the subject of lawsuits, product liability claims, other significant legal proceedings, government investigations or product recalls for which it may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Endo’s business exposes it to significant potential risks from lawsuits, product liability claims, other significant legal proceedings, government investigations or product recalls, including, but not limited to, such matters associated with the testing, manufacturing, marketing and sale of our products. Some plaintiffs have received substantial damage awards in some jurisdictions against healthcare companies based upon various legal theories, including without limitation claims for injuries allegedly caused by the use of their products. Endo has been, continues to be and may be subject to various product liability cases, as well as other significant legal proceedings and government investigations.

For example, Endo and its subsidiaries, along with other manufacturers of prescription opioid medications, are the subject of lawsuits and have received subpoenas and other requests for information from various state and local government agencies regarding the sale, marketing and/or distribution of prescription opioid medications.  Numerous claims against opioid manufacturers have been and may continue to be filed by or on behalf of states, counties, cities, Native American tribes, other government-related persons or entities, hospitals, health systems, unions, health and welfare funds, other third-party payers and/or individuals. In these cases, plaintiffs seek various remedies, including without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. In addition to direct expenditures for damages, settlement and defense costs in connection with these claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Furthermore, Endo and other manufacturers of prescription opioid medications have been, and will likely continue to be, subject to negative publicity and press, which could harm its brand and the demand for its products. There are also regulatory and legislative proposals being made that could impact Endo and other manufacturers of prescription opioid medications.

If Endo found liable in any lawsuits, including those related to sales, marketing or pricing practices, government investigations, product recalls or the sale, marketing and/or distribution of prescription opioid medications, it could result in the imposition of damages, including punitive damages, substantial fines, significant reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against Endo or its personnel as well as significant legal and other costs. Endo may also voluntarily settle cases even if it believes that it has meritorious defenses because of the significant legal and other costs that may be required to defend such actions. As a result, Endo may experience significant negative impacts on its operations. Any of the risks above could materially and adversely impact Endo’s business, financial condition, results of operations, liquidity and cash flows.

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

Even though there is regulatory approval for XIAFLEX®, physicians may not prescribe, and patients may not accept, XIAFLEX® if Endo or its partners do not promote it effectively. If market acceptance of XIAFLEX® falters or fails , Endo may not be able to continue market and sell XIAFLEX® successfully, which would limit our ability to receive revenue and could harm our business.

A condition for approval of XIAFLEX® for DC and for PD, Endo is required to comply with post-marketing requirements.  Failure to comply with these requirements or any future post-marketing requirements may harm our business.

The FDA can establish requirements for XIAFLEX® with which Endo must comply.  Data from preclinical testing and clinical trials are submitted to the FDA in a BLA for marketing approval and to foreign government health authorities in a marketing authorization application, consistent with each health authority’s specific regulatory requirements.  The process of completing clinical trials for a new drug may take many years and require the expenditures of substantial resources.  As a condition of approval, the FDA or foreign regulatory authorities may require further studies, including Phase 4 post-marketing studies and pediatric studies, to provide additional data. In September 2007, Congress passed legislation authorizing the FDA to require companies to undertake such studies to assess the risks of drugs known or signaling potential to have serious safety issues.  For some drugs, the FDA may require a REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered.  Other post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested.  Also, the FDA or foreign government regulatory authorities require post-marketing reporting to monitor the adverse effects of drugs. Results of post-marketing programs may limit or expand the further marketing of the products. Failure to report or conduct the studies is considered a violation and can result in enforcement action.  These studies or clinical trials could be time-consuming and costly and the results could have negative effects on Endo’s ability to market the product.

Should FDA license a biosimilar product to XIAFLEX® we and/or Endo may face increased competition sooner than otherwise anticipated.

XIAFLEX® is regulated and marketed as biologic products pursuant to BLAs. XIAFLEX® is licensed based on a determination by the FDA of safety, purity, and potency as required under the PHSA. In 2010, Congress enacted the BPCIA as part of the Patient Protection and Affordable Care Act, which amended the PHSA to create an abbreviated licensure pathway for products deemed to be biosimilar to or interchangeable with FDA-licensed reference biological products. Under the BPCIA, an approval for a biosimilar product cannot be made effective by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.  Moreover, there have been efforts to decrease this period of exclusivity to a shorter timeframe.  Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity.

Under the BPCIA, following the expiration of a 12-year reference exclusivity period, FDA may license a product under section 351(k) of the PHSA that it determines is biosimilar to or interchangeable with a reference product licensed under section 351(a) of the PHSA. Biosimilarity is defined to mean that the section 351(k) product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the section 351(k) product and the reference product in terms of the safety, purity, and potency of the product. To be considered interchangeable, a product must be biosimilar to the reference product, be expected to produce the same clinical result as the reference product in any given patient, and, if administered more than once to an individual, the risks in terms of safety or diminished efficacy of alternating or switching between use of the product and its reference product is not greater than the risk of using the reference product without such alternation or switch. Per FDA draft guidance, sponsors of biosimilar and interchangeable products are not required to seek FDA licensure for all of the indications for which the reference product has approval, though interchangeable product sponsors are encouraged to do so.

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

We believe that XIAFLEX®, which was initially approved in 2010, would have exclusivity protection under the BPCIA through 2022. However, there is a risk that the FDA will not consider our products to be reference a product for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is possible that payers will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.  Moreover, the FDA and Congress are taking steps to decrease drug prices and facilitate biosimilar development and approval.  For instance, in 2019 FDA introduced a draft guidance to facilitate biologic importation. Congress also passed a bill requiring sponsors of BLA approved products to provide sufficient quantities of biologic product on commercially reasonable market based terms to entities developing biosimilar products. Accordingly, we or our partners may face biosimilar competition sooner than expected.

For XIAFLEX® for PD, Endo is required to implement a REMS. Failure to comply, or the cost of compliance with such REMS or other programs, may harm our business.

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

Because of the risks of corporal rupture (penile fracture) or other serious penile injury in the treatment of PD, XIAFLEX® is available only through the XIAFLEX® REMS Program.  The required components of the XIAFLEX® REMS Program include healthcare provider training and certification, healthcare provider risk education, certification of dispensing pharmacies and healthcare settings, dispenser confirmation that the prescribing physician is certified under the REMS, Endo auditing of certified pharmacies and healthcare settings, and patient risk education.  Because REMS can be burdensome and costly for sponsors to implement, and burdensome for healthcare providers, patients, and dispensers to follow, a REMS, such as the one for XIAFLEX®, can materially limit a product’s commercial prospects.

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

Our business strategy contains elements that we will not be able to implement if we do not receive the anticipated opt-in, milestone, royalty or mark-up on cost of goods sold payments from Endo, or secure additional funding from other sources. While we anticipate being profitable on an ongoing, annual basis, our future funding requirements will depend on many factors, including:

•	Endo’s ability to manufacture and commercialize XIAFLEX® for which we would receive milestone, mark-up on cost of goods sold and royalty payments;

•	The ability of Endo’s sublicensees to commercialize XIAFLEX® in their respective territories;

•	the amount actually owed by us to Endo for certain patent costs;

•	Endo’s ability to successfully develop and receive regulatory approval for indications that it has exercised its opt-in rights for;

•	the scope, rate of progress, cost and results of our clinical trials on additional indications, including uterine fibroids, for which Endo could exercise its opt-in to acquire its rights;

•	Endo’s ability to abide by and ensure third party compliance with the many regulatory requirements applicable to pharmaceutical products;

•	the terms and timing of any future collaborative, licensing, co-promotion and other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or defending against any other litigation; and

•	the extent to which Endo may reallocate priority away from XIAFLEX®.

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

Under the License Agreement, we have the right to conduct trials, studies or development work for uterine fibroids, and, upon approval by the parties’ joint development committee (the “JDC”), additional indications. Endo will need to approve our protocol for further clinical trials with uterine fibroids. In addition, the JDC has the right to stop our study or trial in uterine fibroids if the rate of serious adverse events exceeds certain thresholds. If the JDC fails to approve our protocol for uterine fibroids or if the JDC stops our studies or trials in uterine fibroids due to safety concerns, our ability to obtain milestones and royalty payments with respect to this indication would be limited. We may only conduct in vivo trials, studies or development work for additional indications beyond the pre-approved indications upon submission to and approval by the JDC of our development plan.

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

Under the License Agreement, we have agreed to buy at cost plus a mark-up XIAFLEX® from Endo for conducting our trials, studies and development work. If Endo does not supply XIAFLEX® to us, or supply XIAFLEX® that meets regulatory qualify standards, our ability to conduct clinical trials using XIAFLEX® would be limited because we do not have the right to make XIAFLEX® or to purchase it from third parties. Similarly, any interruptions in Endo’s manufacturing as a result of regulatory issues or noncompliance would limit our ability to conduct our trials. We may also be held responsible for any Endo departures from the applicable regulatory manufacturing requirements, to the extent it impacts our clinical supply. Moreover, our ability to use our own clinical material may be limited both by lack of availability and by certain potential regulatory restrictions.

If clinical trials for our potential new indications are delayed, we may not be able to obtain opt-in, milestone or royalty payments under the License Agreement for new indications. The regulatory approval of such new indications would also be delayed or may never be received.

Clinical trials that we, Endo, or our or their investigators may conduct may not begin on time or may need to be restructured or temporarily suspended after they have begun. Flaws in a clinical trial’s design or conduct, may also not become apparent until the clinical trial is underway or complete, which may prevent regulatory approval, or require that clinical trials be modified or repeated.  Clinical trials may be delayed, may never be completed or may need to be restructured for a variety of reasons, including delays, impediments or restructuring related to:

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

Completion of clinical trials for each indication is required before commercialization. If we or Endo experience delays in, or termination of, clinical trials, or fails to enroll patients in clinical trials in a timely manner, or if the cost or timing of the regulatory approval process increases, our financial results and the commercial prospects for product candidates for new indications will be adversely impacted.  Significant delays relating to development programs also could shorten any periods during which we or our partners may have the exclusive right to commercialize a product or allow competitors to bring products to market before we or our partners, potentially blocking our or our partner’s ability to receive marketing approval.  In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval.

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

The prescribing information for XIAFLEX® contains a Boxed Warning regarding penile fracture (corporal rupture) and other serious injuries to the penis, such as hematoma. The Boxed Warning also advises prescribers that, for PD, XIAFLEX® is only available through a REMS program. XIAFLEX® is contraindicated in Peyronie’s plaques that involve the penile urethra and in patients with a history of hypersensitivity to XIAFLEX® or to collagenase used in other therapeutic applications.  The XIAFLEX® FDA approved label also contains certain warnings and precautions, including “tendon ruptures or serious injury to the injected finger/hand,” “corporal rupture (penile fracture) and other serious injury to the penis,” “hypersensitivity reactions, including anaphylaxis,” and with respect to use in patients with abnormal coagulation.  Per the FDA approved label, the most common adverse reactions reported in ≥ 25% of patients treated with XIAFLEX® for DC and at an incidence greater than placebo were edema peripheral (e.g., swelling of the injected hand), contusion, injection site hemorrhage, injection site reaction, and pain in the injected extremity. The most frequently reported adverse drug reactions in ≥ 25% of patients treated with XIAFLEX® for PD and at an incidence greater than placebo were penile hematoma, penile swelling and penile pain. Additional safety information is also included in the XIAFLEX® FDA approved label.

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

All of our income is derived from products marketed by Endo and Endo has the right under the License Agreement to opt-in to all work we do in the Field (as defined in the License Agreement). Therefore, with respect to those products for which Endo opts-in, our upside is limited by the License Agreement. For example, Endo may opt-in to an indication and then choose not to pursue vigorously the development of that indication which may result in us negotiating with Endo for repurchase rights to the indication. In order to eliminate this financial pressure and diversify our portfolio, we may choose to acquire or in-license non-collagenase opportunities.

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

Acquisition and in-licensing efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential deals that are never completed. Even if we are successful in acquiring a product or company or obtaining licensing terms favorable to us, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. There may be risks associated with an acquired or in-licensed asset which may expose us to regulatory or legal action or which may prevent us from ultimately receiving approval for or successfully commercializing the product.  Moreover, the cost of acquiring other companies or in-licensing products could be substantial. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business.

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

Our business efforts could be affected adversely by the loss of one or more key members of our personnel, particularly J. Kevin Buchi, our principal executive officer, and Patrick Hutchison, our principal financial officer, Mr. Buchi and Mr. Hutchison were only recently elevated to their respective positions following the chief executive officer search as a result of the death of our President, Mr. Wegman. We currently do not have key person insurance on any of our employees or key personnel.

Because we are a small biopharmaceutical-focused company with limited resources, we may be unable to attract and retain qualified personnel; the termination of relationships with key management, consulting and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and/or obtaining financing.

We are a small company and we rely heavily on third parties and outside consultants to conduct many important functions. As of December 31, 2019, we had seven full-time employees and two independent consultants. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. Also, because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly-qualified managerial, consulting and scientific personnel. If we are unable to retain the services of one or more of the principal members of senior management, consultants or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees and consultants from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. There is intense competition for qualified personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories (“Prometheus”), a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to incorporate sufficient inventive content above and beyond mere underlying natural correlations to allow the claimed processes to qualify as patent-eligible processes that apply natural laws. On June 13, 2013, the Supreme Court subsequently decided Association for Molecular Pathology v. Myriad Genetics (“Myriad’), a case brought by multiple plaintiffs challenging the validity of patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2, holding that genomic DNA that exists in nature, even if isolated, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patentable subject matter under 35 U.S.C. §101.

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

In 2018, the USPTO provided additional guidance by issuing charts and Quick Reference Sheets (March 14, 2018 and May 3, 2018) that list various subject matter eligibility decisions, including those identifying abstract ideas; memoranda on various subject matter eligibility decisions (April 2, 2018 Finjan Inc. v. Blue Coat Systems, Inc., 879 F.3d 1299 (Fed. Cir. 2018) and Core Wireless Licensing S.A.R.L., v. LG Electronics, Inc., 880 F.3d 1356 (Fed. Cir. 2018), April 19, 2018 Berkheimer v. HP Inc., 881F.3d 1360 (Fed. Cir. 2018) and Aatrix Software, Inc. v. Green Shades Software, Inc., 882 F.3d 1121 (Fed. Cir. 2018), June 7, 2018 Vanda Pharmaceuticals Inc. v. West-Ward Pharmaceuticals, 887 F.3d 1117 (Fed. Cir. 2018); and training materials on what constitutes a “well-understood, routine, conventional activity” (May 7, 2018).  In addition, the Manual of Patent Examining Procedure was amended in 2018 (Chapter 2106) to incorporate this information.

On January 7, 2019, along with providing additional Examples 37-42, the USPTO issued its “2019 Revised Patent Subject Matter Eligibility Guidance” (“Guidance”) in an effort to provide more consistency and predictability in the analysis of whether subject matter is patent eligible under 35 U.S.C. § 101.  84 Fed. Reg. 50.  This Guidance made changes to what is recognized as Step 2A of the eligibility test, to include a “Prong One” that provides grouping of abstract idea exceptions, and a “Prong Two,” that requires an examiner to “evaluate whether the claim as a whole integrates the recited judicial exception into a practical application of the exception.” Updated Guidance in October of 2019 further clarified the eligibility test. However, the Federal Circuit has held that they are not obliged to follow the USPTO guidance. See, Cleveland Clinic Foundation v. True Health Diagnostics, LLC, 859 F.3d 1352 (Fed. Cir. 2017), cert. denied, 138 S. Ct. 2621 (2018) and ChargePoint, Inc. v. SemaConnect, Inc. 920 F.3d 759 (Fed. Cir. 2019), cert. denied, 2020 WL 411896 (U.S. Jan. 27, 2020) (No. 19-521). The Senate Judiciary Subcommittee on Intellectual Property has held hearings on proposed legislation to deal with the § 101 uncertainty, but the fate of such legislative fixes is uncertain. In addition, the Supreme Court has recently denied certiorari in the appeal of Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, 915 F.3d 743 (Fed. Cir. 2019), cert. denied, 2020 WL 129579 (U.S. Jan. 13, 2020) (No. 19-430), as well as at least seven other appeals, which many practitioners believed would clarify the situation.

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

Furthermore, we cannot fully predict what impact the Supreme Court’s decisions in Prometheus, Myriad, Alice and subsequent cases may have on the ability of biopharmaceutical companies or other entities to obtain or enforce patents relating to purified natural products in the future. The Prometheus, Myriad and Alice decisions are relatively recent, and the contours of when claims to laws of nature, natural phenomena or natural products meet the patent eligibility requirements are not clear and may take many years to develop via interpretation in the courts. Thus, we may not be able to defend successfully the validity of our patents if challenged.

In addition, the Leahy-Smith America Invents Act (the “America Invents Act”), which was signed into law in 2011, included a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act. Ongoing substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.

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

Endo’s and our commercial success in developing and manufacturing collagenase products is partially dependent on the products not infringing the patents or proprietary rights of third parties. While we currently believe that we and our licensees and collaborators have freedom to operate in the collagenase market, others may challenge that position in the future. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

Our agreement with Endo requires us to indemnify them against any claims for infringement based on the use of our technology. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If Endo becomes involved in such litigation, it could also consume a substantial portion of their resources, regardless of the outcome of the litigation, thereby jeopardizing their ability to commercialize candidate products and/or their ability to make opt-in, milestone, mark-up on cost of goods sold or royalty payments to us. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to permit ourselves and our licensees, licensors or collaborators to conduct clinical trials, manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on commercially acceptable terms or at all. Ultimately, we and our licensees or collaborators could be prevented from commercializing a product, or forced to cease some aspect of their or our business, as a result of patent infringement claims, which could harm our business or right to receive opt-in, milestone, markup on cost of goods sold and royalty payments.

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

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that the we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

In May 2019, our Board authorized an increase in the repurchase amount of our stock repurchase program under which we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $4.0 million in open market transactions in compliance with SEC Rule 10b-18. Although our Board has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market in compliance with SEC Rule 10b-18, subject to market conditions and applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of December 31, 2019, options to purchase 189,187 shares of common stock were outstanding. In addition, as of December 31, 2019, a total of 1,147,148 options were available for grant under our stock option plans. The issuance of common stock upon the exercise of these options could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

If securities analysts do not publish research reports about Our or Endo’s business or if they downgrade the Our, Endo or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research reports that industry or financial analysts publish about us and our business and about Endo. If analysts downgrade us or any of our licensees, including Endo, or other research analysts downgrade the industry in which we operate or the stock of any of our competitors or licensees, the price of our common stock may decline. Additionally, we currently only have one analyst covering our stock. We lack the potential benefit that coverage by other analysts may provide.

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

As of March 13, 2020 our executive officers and directors, and their affiliates, in the aggregate, beneficially owned shares representing approximately 15.9% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options within 60 days. As a result, if these stockholders were to choose to act together, they may be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, they could control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination that could be favorable to other stockholders.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Since becoming a public company, the Company’s headquarters and principal executive office has been located at 35 Wilbur Street, Lynbrook, New York 11563. On January 6, 2020, the Company announced that it will move its headquarters and principal executive office to Wilmington, Delaware, as of April 7, 2020 (the “Relocation”).

In connection with the Relocation, on December 16, 2019, the Company entered into a Lease Agreement with 2 Righter LLC for the Company’s new administrative headquarters located at 2 Righter Parkway, Delaware Corporate Center II, Wilmington, Delaware 19803.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.
PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades under the symbol BSTC on Nasdaq. On March 13, 2020, the last reported sale price of our common stock was $55.62 per share.

Holders of Record

As of March 13, 2020, there were approximately 53 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

It has been our policy to retain potential earnings to finance the growth and development of our business and not pay dividends, and we have no current plans to pay dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings, as well as such other factors as our Board may deem relevant.

Recent Sales of Unregistered Securities

For the year ended December 31, 2019, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities (1)

For the fourth quarter ended December 31, 2019, we repurchased 5,178 shares.

The following table presents a summary of share repurchases made by us during the year ended December 31, 2019:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that may yet be Purchased under the Plan(3)
Remaining balance as of September 30, 2019				$3,642,711
October 1, 2019 – October 31, 2019	3,591	$49.85	9,800	3,463,703
November 1, 2019 – November 30, 2019	1,070	51.11	10,870	3,409,016
December 1, 2019 – December 31, 2019	517	$57.39	11,387	$3,379,349

(1)	The purchases were made in open-market transactions in compliance with Exchange Act Rule 10b-18 or under the Company’s 10b-18 plan.
(2)	Includes commissions paid, if any, related to the stock repurchase transactions.
(3)
On May 23, 2019, we announced that our Board of Directors had authorized the repurchase of up to $4.0 million of our common stock under the stock repurchase program, which program is not subject to an expiration date.

Item 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our discussion and analysis below is focused on our 2019 and 2018 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2017 fiscal year specifically, as well as the year-over-year comparison of our 2018 financial performance to 2017, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019, which is available on the SEC’s website at www.sec.gov.

Outlook

We generate revenue from one source, the License Agreement.  Under the License Agreement, we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX® as described above.

Significant Risks

We are dependent on third parties, and our licensee, Endo, may not be able to continue successfully commercializing XIAFLEX® for Dupuytren’s contracture (“DC”) and Peyronie’s disease (“PD”), successfully develop XIAFLEX® for additional indications, obtain required regulatory approvals, manufacture XIAFLEX® at an acceptable cost, in a timely manner and with appropriate quality, or successfully market products or maintain desired margins for products sold, and, as a result, we may not achieve sustained profitable operations.

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.  The Company maintains its investment in money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds and corporate bonds.

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Item 1A of Part 1 within this Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies, Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes and third party royalties. We base our estimates on historical experience, and other relevant data including data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition,” “Provision for Income Taxes” and “Third-Party Royalties.” Actual results may differ from those estimates.

Revenue Recognition

Beginning in 2014, the Financial Accounting Standards Board (“FASB”) issued several Accounting Standards Updates establishing Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).  ASC 606 requires retrospective implementation, and replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model.  The Company adopted ASC 606 effective January 1, 2018. Under ASC 606, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation(s).

Revenues, and their respective treatment for financial reporting purposes under ASC 606 and our license agreement with Endo, are as follows:

Royalty / Mark-Up on Cost of Goods Sold

We receive royalty revenues on net sales and mark-up on cost of goods sold revenue in the U.S. under our License Agreement with Endo. These are presented in “Royalties” in our consolidated statements of income.  We do not have future performance obligations under this revenue stream. In accordance with ASC 606, we record these revenues based on estimates of the net sales that occurred during the relevant period. The relevant period estimates of these royalties are based on data provided by Endo and analysis of historical royalties and mark-up on cost of goods sold revenue that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known. The royalties payable by Endo to us are subject to set-off for certain patent costs.

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing and milestone payments in “License Revenues” in our consolidated statements of income.

The Company recognizes licensing revenues generated through development and/or commercialization agreements between Endo and its sublicensees. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, upfront license fees; sublicensing; development and commercial milestone payments; development activities; and royalties on net sales of licensed products. Each of these types of payments results in licensing revenues except for revenues from royalties on net sales of licensed products and the mark-up of cost of goods sold revenues which are classified as royalty revenues. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the customer.

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

Third Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of XIAFLEX® for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted in accordance with the rules and regulations of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on sales data reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the years ended December 31, 2019, and 2018, third-party royalty expenses were $1.0 million and $2.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX® increase and potential new indications for XIAFLEX® are approved.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of December 31, 2019 and December 31, 2018, the Company had not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Results of Operations for Years Ended December 31, 2019 and 2018

Revenues

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31
	2019	2018
Royalties	$38,187,755	$32,921,764
Licensing revenue	-	39,679
Total revenues	$38,187,755	$32,961,443

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement.

Royalty and the mark-up on cost of goods sold revenues recognized under the License Agreement for years ended December 31, 2019 and 2018 were $38.2 million and $32.9 million, respectively. The increase in 2019 as compared to the same period in 2018 of $5.2 million, or 16%, was due to the increased sales of XIAFLEX® for the treatment of PD and DC reported to us by Endo.

Licensing Revenue

Licensing revenue consists of licensing fees, sublicensing fees and milestones.

Licensing fees recognized for the years ended December 31, 2019 were zero and $39,679 in 2018.

Development licensing fees recognized for XIAFLEX® are related to the cash payments received under the License Agreement in prior years and amortized over the expected development period. For the year ended December 31, 2018, we recognized the remaining nonrefundable upfront product license, in accordance with ASC 606, of $39,679.

Milestone revenue recognized for the years ended December 31, 2019 and 2018 were zero in each annual period.

Research and Development Activities

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements.

R&D expenses were $0.6 million and $0.8 million, respectively, for the years ended December 31, 2019 and 2018, representing a decrease in 2019 of $0.2 million, or 25%. The decrease in the 2019 period as compared to the 2018 period was mainly due to reduced cost associated with other R&D programs and lower clinical costs.

We are responsible for the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. In addition, on October 16, 2019, we presented data on patient-reported outcomes of a Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the American Society for Reproductive Medicine conference in Philadelphia, Pennsylvania. The presentations follows top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data.

The following table summarizes our R&D expenses related to our pre-clinical and clinical development programs:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Program
Uterine Fibroids	$206,937	$311,863
Pre-clinical/other research projects	383,394	444,913
Total research and development expenses	$590,331	$756,776

The successful development of drugs is inherently difficult and uncertain.  Our business requires investments in R&D over many years, often for drug candidates that may fail during the R&D process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX®, to continue to commercialize these drug candidates.

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidate projects;

•	the anticipated completion dates for such drug candidate projects;

•	the scope, rate of progress and cost of such clinical trials that we may commence in the future with respect to such drug candidate projects;

•	the scope, rate of progress of preclinical studies and other R&D activities related to such drug candidate projects;

•	clinical trial results for such drug candidate projects;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to such drug candidate projects;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our drug candidate projects;

•	costs relating to future product opportunities;

•	the cost and timing of regulatory approvals with respect to such drug candidate projects; and

•	the cost of establishing clinical supplies for our drug candidate projects.

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

General and administrative expenses were $9.3 million and $8.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in general and administrative expenses of $0.5 million, or 5%, in the 2019 period as compared to 2018 was mainly due to increased legal fees, personnel expenses, stock compensation expense and professional fees, partially offset by lower third party royalties associated with XIAFLEX® and the amortization associated with the deferred royalty buy-down related to PD.

Other Income

Other income consists primarily of interest earned on our investments. Other income for the years ended December 31, 2019 and 2108 was $2.0 million and $1.4 million, respectively.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options, deferred revenues and other items.

The provision for income taxes in 2019 was $5.8 million as compared to $4.7 million in 2018. Our effective tax rate for 2019 and 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate of 19.24% for 2019 and 19.13% for 2018 was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Financial Condition, Liquidity and Capital Resources

To date, we have financed our operations primarily through licensing revenues and royalties under the agreement with Endo and sales of our common stock. At December 31, 2019 and 2018, we had cash and cash equivalents and investments in the aggregate of approximately $105.8 million and $82.0 million, respectively.

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $22.3 million and $17.7 million for the 2019 and 2018 periods, respectively.

Net cash provided by operating activities for 2019 was primarily attributable to our net income of $24.5 million, adjustments to reconcile net income to net cash provided by operating activities related to amortization, stock-based compensation expense, deferred tax expense and non-cash lease expense of $1.4 million, partially offset by an increase in accounts receivable from Endo of $2.5 million due to an increase in XIAFLEX®  net sales, income tax payable of $0.4 million, accounts payable and other accrued liabilities of $0.8 million, and prepaid expenses and patent costs of $0.5 million.

Net cash provided by operating activities for 2018 was primarily attributable to our net income of $20.1 million, adjustments to reconcile net income to net cash provided by operating activities related to amortization, stock-based compensation expense, deferred tax expense and extinguishment of liabilities of $2.7 million partially offset by an increase in accounts receivable from Endo of $4.3 million due to an increase in XIAFLEX®  net sales and the implementation of ASC 606, income tax payable of $0.8 million and accounts payable and other accrue expenses, prepaid expenses and patent costs of $0.3 million.

The majority of our cash expenditures in 2019 and 2018 were to fund R&D, our general and administrative business activities and our stock repurchase program.

Investing Activities

Net cash used in investing activities was $32.0 million and $11.5 million in 2019 and 2018, respectively.

The net cash used in investing activities in the 2019 period reflects the investment of $125.1 million in marketable securities offset by the maturing of investments of $93.1 million.

The net cash used in investing activities in the 2018 period reflects the investment of $86.6 million in marketable securities offset by the maturing of investments of $75.2 million.

Financing Activities

Net cash provided by financing activities in 2019 was approximately $1.6 million, as compared to net cash used in financing activities in 2018 of $0.4 million.

In 2019, net cash provided by financing activities was mainly related to stock option exercise proceeds of $2.2 million offset by the repurchase of our common stock under our stock repurchase program of $0.6 million.

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

Leases

We adopted Accounting Standards Update (ASU) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019 using the modified retrospective method. The results for the year ended December 31, 2019 are presented under ASC 842. The results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). We also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, Topic 840. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements due to the short-term nature of the lease relating to the Lynbrook, New York facility.

Our operating leases are principally for facilities and equipment. We currently lease approximately 3,200 square feet  in Wilmington, Delaware; such lease is set to expire on December 31, 2022. We also lease 10,000 square feet of space in Lynbrook, New York; however, the Company will cease to lease such property on April 7, 2020 in connection with the Relocation. Additionally, we lease certain vehicle and certain office equipment which generally expire in 2022 and 2020, respectively.

In December 2019, we recorded a right-of-use lease asset of $243,000, a short-term lease liability of $76,000, and a long-term lease liability of $167,000 associated with the lease of our new headquarters in Wilmington, Delaware. See Note 10 of our audited consolidated financial statements of this Annual Report for additional information.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company will adopt this standard on the required effective date of January 1, 2020. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles of ASC 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  We believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on such criteria.

EisnerAmper LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included in Part IV, Item 15 of this Report.

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

The information required by Items 401, 405, 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K is included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019, and is incorporated herein by reference.

The information required by Item 406 of Regulation S-K is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Available Information.”

Item 11.	EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4), and 407(e)(5) of Regulation S-K, to the extent applicable to smaller reporting companies, is included in the Proxy Statement, and is incorporated herein by reference.

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

(3)	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

b)	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

Item 16.	FORM 10-K SUMMARY

None.

BIOSPECIFICS TECHNOLOGIES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR
ENDED DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSpecifics Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioSpecifics Technologies Corp. and subsidiary  (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion.

Changes in Accounting Principles

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, “Leases” and its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP
New York, New York
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioSpecifics Technologies Corp.

Opinion on Internal Control over Financial Reporting

We have audited BioSpecifics Technologies Corp. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of BioSpecifics Technologies Corp. as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
March 16, 2020

BioSpecifics Technologies Corp.
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,999,183	$13,176,452
Short term investments	84,239,918	67,707,143
Accounts receivable	19,065,919	16,518,687
Deferred royalty buy-down	-	184,931
Prepaid expenses and other current assets	966,456	646,749
Total current assets	109,271,476	98,233,962

Long-term investments	16,569,024	1,099,834
Deferred tax assets, net	-	313,768
Operating lease right-of-use asset	239,491	-
Patent costs, net	573,277	444,478
Total assets	$126,653,268	$100,092,042

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$998,409	$1,798,588
Income tax payable	354,984	704,934
Current portion of lease obligation	69,099	-
Total current liabilities	1,422,492	2,503,522

Lease obligation	167,014	-
Deferred tax liability, net	572,660	-

Commitments and contingencies (Note 10)

Stockholders' equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,813,230 and 7,738,167 shares issued, 7,339,578 and 7,275,902 outstanding at December 31, 2019 and 2018, respectively	7,813	7,738
Additional paid-in capital	39,355,797	36,302,446
Retained earnings	96,646,527	72,176,719
Treasury stock, 473,652 and 462,265 shares at cost as of December 31, 2019 and 2018	(11,519,035)	(10,898,383)
Total stockholders' equity	124,491,102	97,588,520
Total liabilities and stockholders’ equity	$126,653,268	$100,092,042

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Income

	Years Ended December 31,
	2019	2018
Revenues:
Royalties	$38,187,755	$32,921,764
Licensing revenue	-	39,679
Total revenues	$38,187,755	32,961,443

Costs and expenses:
Research and development	590,331	756,776
General and administrative	9,285,372	8,805,989
Total costs and expenses	9,875,703	9,562,765
Operating income	28,312,052	23,398,678

Other income:
Interest income	1,986,855	1,294,651
Other (expense) income	(259)	103,948
	1,986,596	1,398,599

Income before income tax	30,298,648	24,797,277
Income tax provision	(5,828,840)	(4,744,008)
Net income	$24,469,808	$20,053,269

Earnings per common share:
Basic	$3.35	$2.77
Diluted	$3.33	$2.73
Shares used in calculation of net income per common share:
Basic	7,315,144	7,242,212
Diluted	7,351,385	7,333,368

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional			Stockholders’
	Shares	Amount	Paid in Capital	Retained Earnings	Treasury Stock	Equity Total
Balances - December 31, 2017	7,600,167	$7,600	$33,468,323	$41,939,115	$(7,898,200)	$67,516,838
Adjustments to prior periods from adopting ASC606	-	-	-	10,184,335	-	10,184,335
Issuance of common stock upon stock option exercise	138,000	138	2,570,692	-	-	2,570,830
Stock compensation expense	-	-	263,431	-	-	263,431
Repurchases of common stock	-	-	-	-	(3,000,183)	(3,000,183)
Net income	-	-	-	20,053,269	-	20,053,269
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	75,063	75	2,191,741	-	-	2,191,816
Stock compensation expense	-	-	861,610	-	-	861,610
Repurchases of common stock	-	-	-	-	(620,652)	(620,652)
Net income	-	-	-	24,469,808	-	24,469,808
Balances - December 31, 2019	7,813,230	$7,813	$39,355,797	$96,646,527	$(11,519,035)	$124,491,102

See accompanying notes to consolidated financial statements

BioSpecifics Technologies Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
Cash flows from operating activities:	2019	2018
Net income	$24,469,808	$20,053,269
Adjustments to reconcile net income to net cash provided in operating activities:
Amortization	314,158	2,432,941
Stock-based compensation expense	861,610	263,431
Deferred tax expense	175,084	90,176
Extinguishment of accrued liabilities	-	(78,138)
Non-cash lease expense	3,385	-
Changes in operating assets and liabilities:
Accounts receivable	(2,547,232)	(4,308,855)
Income tax payable	356,969	(763,740)
Prepaid expenses and other current assets	(319,706)	(23,246)
Patent costs	(226,409)	(121,199)
Accounts payable and accrued expenses	(802,518)	325,577
Deferred revenue	-	(139,680)
Net cash provided by operating activities	22,285,149	17,730,536

Cash flows from investing activities:
Maturities of marketable securities	93,068,962	75,170,817
Purchases of marketable securities	(125,102,544)	(86,629,358)
Net cash used in investing activities	(32,033,582)	(11,458,541)

Cash flows from financing activities:
Proceeds from stock option exercises	2,191,816	2,570,830
Repurchases of common stock	(620,652)	(3,000,183)
Net cash provided by (used in) financing activities	1,571,164	(429,353)

(Decrease) increase in cash and cash equivalents	(8,177,269)	5,842,642
Cash and cash equivalents at beginning of year	13,176,452	7,333,810
Cash and cash equivalents at end of year	$4,999,183	$13,176,452

Supplemental disclosures of cash flow information:
Recognition of right of use asset and related lease obligations	$242,877	$-
Cash paid during the year for:
Interest	$-	$-
Taxes	$5,292,362	$5,417,572

See accompanying notes to consolidated financial statements

BIOSPECIFICS TECHNOLOGIES CORP.

Notes to Consolidated Financial Statements
December 31, 2019 and 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (“CCH”) for multiple indications. We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (“DC”), Peyronie’s disease (“PD”), frozen shoulder syndrome, and uterine fibroids. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

We have developed injectable CCH for 12 clinical indications to date, and currently are evaluating CCH as a treatment for uterine fibroids. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

On August 31, 2011, we entered into the Second Amended and Restated Development and License Agreement (as amended, the “License Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”), an entity that was acquired by Endo in 2015. The License Agreement originally was entered into in June 2004 to obtain exclusive worldwide rights to develop, market, and sell certain products containing our enzyme CCH, which Endo markets for approved indications under the trademark XIAFLEX®. Endo’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration. Currently, Endo’s licensed rights cover the indications of DC, PD, frozen shoulder, plantar fibromatosis, and other potential indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

On February 26, 2019, we entered into the Second Amendment to the Second Amended and Restated Development and License Agreement (the “Second Amendment”) (effective as of January 1, 2019) to amend certain provisions of the License Agreement to, among other things, require Endo to provide timely estimates of royalties to assist us in complying with our financial reporting obligations. Pursuant to the terms of the Second Amendment, we have consented to the assignment of the License Agreement by Endo Global Ventures to Endo Global Aesthetics Limited, an Irish private company and an affiliate of Endo Global Ventures that is indirectly wholly-owned by Endo.

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

Endo had previously collaborated with partners to commercialize XIAFLEX® and Xiapex® outside of the United States; however, Endo is in the process of terminating third party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Advance Biofactures Corp., a New York corporation (“ABC-NY”). All intercompany balances and transactions have been eliminated.

Critical Accounting Policies, Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes and third party royalties. We base our estimates on historical experience, and other relevant data including data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition.”, “Provision for Income Taxes” and “Third-Party Royalties.” Actual results may differ from those estimates.

Cash, Cash Equivalents and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds and corporate bonds. All investments are classified as held to maturity. As of December 31, 2019 and 2018, the amortized cost of these investments was $100.8 million and $68.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held to maturity investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the duration of those instruments. As of December 31, 2019 and 2018, there were no recorded unrealized gains or losses on our investments as they are classified as held to maturity. As of December 31, 2019 and December 31, 2018, amortized cost basis of the investments approximated their fair value. Interest income for the years ended December 31, 2019 and 2018 was $2.0 million and $1.3 million, respectively. For the years ended December 31, 2019 and 2018, the amortized net premium / (net discount) included in interest income was approximately $32,000 and $372,000, respectively. At December 31, 2019 and 2018, the remaining unamortized net premium / (net discount) was approximately $285,000 and ($121,000), respectively.

The schedule of maturities at December 31, 2019 and 2018 are as follows:

	Maturities as of December 31, 2019		Maturities as of December 31, 2018
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$11,341,249	$-	$1,295,350	$-
Government agency bonds	11,950,738	6,231,804	-	-
Corporate bonds	57,321,784	6,675,958	61,321,162	1,099,834
Certificates of deposit	3,626,147	3,661,262	5,090,631	-
Total	$84,239,918	$16,569,024	$67,707,143	$1,099,834

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, commercial paper, U.S. government agency bonds, municipal bonds and corporate bonds.

At December 31, 2019 and 2018 our accounts receivable balance was $19.1 million and $16.5 million, respectively and was from one customer, Endo.

The Company is currently dependent on one customer, Endo, who generates almost all its revenues. For the years ended December 31, 2019 and 2018, the licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were approximately $38.2 million and $33.0 million, respectively.

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

Revenues, and their respective treatment for financial reporting purposes under ASC 606 and our license agreement with Endo, are as follows:

Royalty / Mark-Up on Cost of Goods Sold

We receive royalty revenues on net sales and mark-up on cost of goods sold revenue in the U.S. under our License Agreement with Endo. These are presented in “Royalties” in our consolidated statements of income.  We do not have future performance obligations under this revenue stream. In accordance with ASC 606, we record these revenues based on estimates of the net sales that occurred during the relevant period. The relevant period estimates of these royalties are based on data provided by Endo and analysis of historical royalties and mark-up on cost of goods sold revenue that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known. The royalties payable by Endo to us are subject to set-off for certain patent costs.

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

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the year ended December 31, 2019, we repurchased 11,387 shares at an average price of $54.51 as compared 51,331 shares at an average price of $58.45 in the 2018 period.

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

At December 31, 2019 and 2018, our accounts receivable balance was $19.1 million and $16.5 million, respectively and was from one customer, Endo. With the adoption of ASC 606 as of January 1, 2018, using the modified-retrospective adoption method, we recorded an adjustment to our accounts receivable balance of $7.6 million related to royalties associated with the net sales of XIAFLEX® that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag.

Deferred Revenue

As of December 31, 2019 and 2018, deferred revenue was zero. With the adoption of ASC 606 using the modified retrospective adoption method as of January 1, 2018, the remaining deferred revenue balance associated with the mark-up on cost of goods sold for sales by non-affiliated sublicensees of Endo outside of the U.S. as of December 31, 2017 of $6.3 million was recorded as an adjustment to our retained earnings. Additionally, approximately $35,000 related to nonrefundable upfront product license fees for product candidates for which we have no remaining performance obligations was recognized during 2018. Finally, during 2018 we determined that the $100,000 related to a milestone payment withheld by Endo due to a foreign tax withholding was uncollectable and have reduced this amount to zero.

Reimbursable Third Party Development Costs

We accrued patent expenses that are reimbursable by us under the License Agreement.  We capitalize certain patent costs related to estimated third-party development costs that are reimbursable under the License Agreement. As of December 31, 2019 and 2018, our net reimbursable third party patent expense accrual was approximately $10,000 and $40,000, respectively.

Third Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement and, in certain cases, have been redacted with the permission of the SEC.  No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on sales data reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the years ended December 31, 2019 and 2018, third party royalty expenses were $1.0 million and $2.4 million, respectively. Our third-party royalty expense under general and administrative expenses may increase if net sales by Endo and its partners for XIAFLEX® and Xiapex® increase and potential new indications for XIAFLEX® are approved.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  In March 2019, royalty obligations were terminated, which was five years after first commercial sale, which occurred in January 2014. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. With the adoption of ASC 606 as of January 1, 2018 using the modified-retrospective adoption method, we recorded an adjustment to our capitalized balance of $0.4 million related to royalties associated with the net sales of XIAFLEX® that occurred during the fourth quarter of 2017 thereby eliminating the one quarter lag. For the years ended December 31, 2019 and 2018, we amortized approximately $0.2 million and $2.0 million related to this agreement, respectively. As of December 31, 2019 and December 31, 2018, the remaining capitalized balances were zero and $0.2 million, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of December 31, 2019 and December 31, 2018, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock awards including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The fair value of each service-based restricted stock unit granted is estimated on the day of grant based on the closing price of the Company's common stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of income.

On June 13, 2019, at the Company’s annual meeting, the Company’s stockholders approved the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”). Upon the 2019 Plan’s approval, approximately 1,247,598 shares of Company common stock were available for issuance thereunder, consisting of 1,100,000 shares authorized for issuance under the 2019 Plan and 147,598 shares then remaining available for issuance under the Company’s 2001 Stock Option Plan (the “2001 Plan”). The 2019 Plan replaced the 2001 Plan. No new awards will be granted under the 2001 Plan; however, awards outstanding under the 2001 Plan upon approval of the 2019 Plan remain subject to and will be settled under the applicable 2001 Plan.

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

Patent Costs

We amortize intangible assets with definite lives on a straight-line basis over their remaining estimated useful lives, ranging from one to nine years, and review for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of December 31, 2019, there was no indicator that an impairment existed.

For the year ended December 31, 2019 and 2018, we capitalized patent costs related to patent prosecution of approximately $226,000 and $121,000 based on the most current information reported to us by Endo. As of December 31, 2019 and 2018, the Company’s estimated patent costs which are reimbursable to Endo under the License Agreement are $10,000 and $40,000, respectively.  These patent costs are creditable against future royalty revenues. For each period presented below net patent costs consisted of:

	December 31,
	2019	2018
Patents	$1,272,625	$1,046,216
Accumulated amortization	(699,348)	(601,738)
Net Patent Costs	$573,277	$444,478

The amortization expense for patents for the years ended December 31, 2019 and 2018 were approximately $98,000, and $75,000, respectively. The estimated aggregate amortization expense for each of the next five years and thereafter is approximately as follows:

2020	$83,000
2021	65,000
2022	65,000
2023	65,000
2024	65,000
Thereafter	230,000
Total	$573,000

New Accounting Pronouncements Adopted

We adopted Accounting Standards Update (ASU) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019 using the modified retrospective method. The results for the year ended December 31, 2019 are presented under ASC 842. The results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). We also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components. See Note 10 - Commitments and Contingencies.

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

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations for the three and twelve months ended December 31, 2018 was as follows (in millions):

	Three Months Ended December 31, 2018
Revenues	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)

Royalties	$9.9	$8.5	$1.4
Costs and expenses
General and administrative	$2.5	$2.4	$0.1
Provision for income taxes	1.5	1.0	0.5
Net income	6.2	5.2	1.0

	Twelve Months Ended December 31, 2018
Revenues	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher / (Lower)

Royalties	$33.0	$31.7	$1.3
Costs and expenses
General and administrative	$8.8	$8.7	$0.1
Provision for income taxes	4.7	4.5	0.2
Net income	20.1	19.1	1.0

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. The Company will adopt this standard on the required effective date of January 1, 2020. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles of ASC 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

As of December 31, 2019, the Company held certificates of deposit and money market accounts that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of December 31, 2019 and 2018:

December 31, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$950,658	$950,658	$-	$-

Investments	Certificates of Deposit	7,287,409	7,287,409	-	-

Investments	Municipal Bonds	11,341,249	-	11,341,249	-

Investments	Government Agency Bonds	18,182,542	-	18,182,542	-

Investments	Corporate Bonds	63,997,742	-	63,997,742	-

December 31, 2018	Type of Instrument	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	Institutional Money Market	$6,078,025	$6,078,025	$-	$-

Investments	Certificates of Deposit	5,090,631	5,090,631	-	-

Investments	Municipal Bonds	1,295,350	-	1,295,350	-

Investments	Corporate Bonds	62,420,996	-	62,420,996	-

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares, resulting from option exercises and restricted stock units, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period.

	2019	2018

Net income	$24,469,808	$20,053,269

Weighted average shares:
Basic	7,315,144	7,242,212
Effect of dilutive securities:
Stock options	33,881	91,156
Restricted stock units	2,360	-
Diluted	7,351,385	7,333,368

Net income per share:
Basic	$3.35	$2.77
Diluted	$3.33	$2.73

We exclude from earnings per share the weighted-average number of securities whose effect is anti-dilutive. There were 150,000 and 50,000 options to purchase shares excluded from the calculation of earnings per share for the years ended December 31, 2019 and 2018, respectively, because their effect is anti-dilutive.

5. PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on the straight-line basis over their estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. As of December 31, 2019 and 2018, property, plant and equipment were fully depreciated.

6. COMPREHENSIVE INCOME

For the years ended 2019 and 2018, we had no components of other comprehensive income other than net income itself.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2019	2018
Trade accounts payable and accrued expenses	$197,077	$122,199
Accrued legal and other professional fees	330,787	308,725
Accrued payroll and related costs	209,330	173,123
Third party royalties	228,000	1,168,837
Other accruals	33,215	25,704
	$998,409	$1,798,588

8. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31,

	2019	2018
Current taxes:
Federal	$5,945,534	$4,612,874
State	58,390	40,958
Total current taxes	6,003,924	4,653,832
Deferred taxes:
Federal	(172,020)	86,634
State	(3,064)	3,542
Total deferred taxes	(175,084)	90,176
Total provision for income taxes	$5,828,840	$4,744,008

The effective income tax rate of the Company differs from the federal statutory tax rate due to the following items:

	Year ended December 31,

	2019	2018
Statutory rate	21.00%	21.00%
State income taxes, net of federal income tax benefit	0.23%	0.13%
Stock-based compensation	(0.60)%	(1.64)%
Deferred rate change	-	0.01%
Foreign dividends and earnings taxable in the U.S.	(0.66)%	-
Miscellaneous other, net	(0.73)%	(0.37)%
Effective tax rate	19.24%	19.13%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. The components of deferred income tax assets and liabilities are as follows:

	December 31,

	2019	2018
Stock option based compensation	$50,021	$239,492
Right of use asset	(52,515)	-
Lease obligation	51,798	-
Section 481(a) revenue recognition deferred	(707,208)	-
Other liabilities	85,244	74,276
Net deferred tax asset (liability)	$(572,660)	$313,768

Qualified stock option compensation, recorded in the Company's consolidated financial statements, is not deductible for tax purposes which increases the Company's effective tax rate. Deferred tax assets, including those associated with non-qualified stock option compensation, are reviewed and adjusted for apportionment and tax law changes in various jurisdictions.

As of December 31, 2019, the Company has no unrecognized tax benefits or related interest and penalties. Management does not believe that there is any tax position which it is reasonably possible that will result in unrecognized tax benefit within the next 12 months.

9. STOCKHOLDERS’ EQUITY

Stock Option Plan

At December 31, 2019, we have two stock option plans, the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). On June 13, 2019, at the Company’s annual meeting, the Company’s stockholders approved the 2019 Plan. Upon the 2019 Plan’s approval, approximately 1,247,598 shares of Company common stock were available for issuance thereunder, consisting of 1,100,000 shares authorized for issuance under the 2019 Plan and 147,598 shares then remaining available for issuance under the Company’s 2001 Plan. The 2019 Plan replaced the 2001 Plan. No new awards will be granted under the 2001 Plan; however, awards outstanding under the 2001 Plan upon approval of the 2019 Plan remain subject to and will be settled under the applicable 2001 Plan. As of December 31, 2019, options to purchase 99,187 shares of common stock were outstanding under the 2001 Plan.

Grants under the 2019 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, or cash awards. Employees, key advisors or non-employee directors are eligible to participate in the 2019 Plan. Grants under the 2019 Plan vest over periods ranging from one to four years and expire 10 years from date of grant. As of December 31, 2019, options to purchase 90,000 shares of common stock and 10,450 restricted stock awards were outstanding under the 2019 Plan, and a total of 1,147,148 shares remain available for grant under the 2019 Plan.

Restricted Stock Awards

A summary of the restricted stock awards activity for the year ended December 31, 2019 is presented below:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	-	$-
Granted	10,450	60.47
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2019	10,450	$60.47

Stock-based compensation expense related to restricted stock awards recognized in general and administrative expense was approximately $293,000 for the year ended December 31, 2019.

As of December 31, 2019, there was approximately $339,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock. This cost is expected to be recognized over the vesting periods of the restricted stock, with a weighted-average period of approximately 0.8 years.

Stock Options

During the year ended December 31, 2019 and 2018, we granted 100,000 and 81,500 stock options with a weighted average grant date fair value of $20.12 and $22.31, respectively. The following table presents assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2019	2018
Risk-free interest rate	1.62% - 2.18%	2.62% - 2.94%
Expected volatility	39.4% - 39.5%	39.4% - 39.9%
Expected life (in years)	6.25	6.25
Dividend yield	-	-

The summary of the stock options activity is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	232,000	$21.56	2.52	$5,050,990
Grants	81,500	51.42	-	-
Exercised	(138,000)	18.63	-	3,720,149
Outstanding at December 31, 2018	175,500	37.73	6.33	4,014,235
Grants	100,000	48.93	-	-
Exercised	(75,063)	29.20	-	2,477,039
Cancelled	(11,250)	41.82	-	178,988
Outstanding at December 31, 2019	189,187	46.79	8.62	1,920,684

Vested and expected to vest at December 31, 2019	189,187	$46.79	8.62	$1,920,684
Exercisable at December 31, 2019	39,312	$32.73	5.55	$951,920

The following table summarizes information relating to stock options by exercise price at December 31, 2019:

	Outstanding Shares			Exercisable Shares
Option Exercise Price	Number of Shares	Weighted Average Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Option Price	Weighted Average Life (years)
$15.75 - 15.85	21,000	3.06	$15.82	21,000	$15.82	3.06
$37.64 – 46.56	103,187	9.49	39.53	5,812	40.56	7.38
$54.93 – 66.30	65,000	9.04	58.66	12,500	57.48	8.88
	189,187	8.62	$46.79	39,312	$32.73	5.55

During the year ended December 31, 2019 and 2018, $2.2 million and $2.6 million proceeds were received from stock options exercised, respectively.

Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock of $56.94 on December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $3.0 million in unrecognized compensation cost related to stock options outstanding as of December 31, 2019, which we expect to recognize over the next 3.39 years.

Stock-based compensation expense related to stock options recognized in general and administrative expenses for the year ended December 31, 2019 and 2018 was approximately $0.6 million and $0.3 million, respectively.

10. COMMITMENTS, CONTINGENCIES AND OTHER UNCERTAINTIES

Lease Agreements

We adopted Accounting Standards Update (ASU) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019 using the modified retrospective method. The results for the year ended December 31, 2019 are presented under ASC 842. The results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). We also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements due to the short term nature of our existing lease in Lynbrook, New York.

In December 2019, we recorded a right-of-use lease asset of $243,000, a short-term lease liability of $76,000, and a long-term lease liability of $167,000 associated with the lease of our new headquarters in Wilmington, Delaware.

The following table summarizes the maturity of the Company’s lease obligations on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of December 31, 2019:

2020	$75,352
2021	84,893
2022	87,428
Total lease payments	247,673
Less: Interest	(11,560)
Total lease obligation	$236,113

Operating lease expenses amounted to approximately $150,000 and $136,000 for the years ended December 31, 2019 and 2018, respectively.

Other

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business are unknown. However, the Company does not expect that the outbreak will have a material adverse effect on its business or financial results at this time.

11. RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2019 and 2018 there were no related party transactions.

12. EMPLOYEE BENEFIT PLANS

ABC-NY has a 401(k) Profit Sharing Plan for employees who meet minimum age and service requirements. Contributions to the plan by ABC-NY are discretionary and subject to certain vesting provisions. The Company made no contributions to this plan for fiscal years 2019 and 2018.

13. SUBSEQUENT EVENTS

In connection with the termination of the lease agreement for the facility located at 35 Wilbur Street, Lynbrook, New York 11563 and the relocation of the Company’s headquarters to Wilmington, Delaware, the Company terminated certain of its employees and consultants (collectively, the “Terminated Employees”). The Company will pay a total of approximately $1.1 million in severance payments and benefits to the Terminated Employees.

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
4.1
Rights Agreement, dated May 14, 2002, by and between the Company and OTC Corporate Transfer Service Company (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed May 30, 2002 (File No. 000-19879))

4.2
Amendment No. 1 to Rights Agreement, dated June 19, 2003, by and between the Company and OTC Corporate Transfer Service Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB filed March 2, 2007 (File No. 000-19879))

4.3
Amendment No. 2 to Rights Agreement, dated February 3, 2011, by and between the Company and OTC Corporate Transfer Service Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 4, 2011 (File No. 001-34236))

4.4
Amendment No. 3 to Rights Agreement, dated March 5, 2014, by and between the Company and Worldwide Stock Transfer, LLC (as successor in interest to OTC Corporate Transfer Service Company) (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed March 7, 2014 (File No. 001-34236))

4.5
Amendment No. 4 to Rights Agreement, dated May 27, 2016, by and between the Company and Worldwide Stock Transfer, LLC (as successor in interest to OTC Corporate Transfer Service Company) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 001-34236))

4.6
Amendment No. 5 to Rights Agreement, dated May 11, 2018, by and between the Company and Worldwide Stock Transfer, LLC (as successor in interest to OTC Corporate Transfer Service Company) (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 001-34236))

4.7*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1†	BioSpecifics Technologies 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed June 26, 2019 (File No. 333-232351))
10.2†
BioSpecifics Technologies 2019 Omnibus Incentive Compensation Plan Form of Nonqualifed Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2019 (File No. 001-34236))

10.3†
BioSpecifics Technologies 2019 Omnibus Incentive Compensation Plan Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-34236))

10.4†
BioSpecifics Technologies 2019 Omnibus Incentive Compensation Plan Form of Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 001-34236))

10.5*†	BioSpecifics Technologies 2019 Omnibus Incentive Compensation Plan J. Kevin Buchi Performance Stock Unit Award Agreement
10.6
Agreement of Lease, dated November 21, 2013, by and among the Company, ABC-NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 7, 2014 (File No. 001-34236))

10.7
Lease Renewal Letter Agreement, dated August 14, 2015, by and among the Company, ABC NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 001-34236))

10.8
Lease Renewal Letter Agreement, dated November 1, 2016, by and among the Company, ABC NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2016 (File No. 001-34236))

10.9
Lease Renewal Letter Agreement, dated November 6, 2017, by and among the Company, ABC NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2017 (File No. 001-34236))

10.10
Lease Renewal Letter Agreement, dated August 14, 2018, by and among the Company, ABC NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2018 (File No. 001-34236))

10.11
 Lease Renewal Letter Agreement, dated November 6, 2019, by and among the Company, ABC NY and 35 Wilbur Street Associates, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2019 (File No. 001-34236))

10.12
Dupuytren’s License Agreement, dated November 21, 2006, by and between the Company and the Research Foundation of the State University of New York for and on behalf of Stony Brook University (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 28, 2006 (File No. 000-19879))

10.13
Frozen Shoulder License Agreement, dated November 21, 2006, by and between the Company and the Research Foundation of the State University of New York for and on behalf of Stony Brook University (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 28, 2006 (File No. 000-19879))

10.14
Cellulite License Agreement, dated August 23, 2007, by and between the Company and the Research Foundation of the State University of New York for and on behalf of Stony Brook University (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 15, 2013 (File No. 001-34236))

10.15
License Agreement, dated March 27, 2010, by and between the Company and Zachary Gerut, M.D. (incorporated by reference as Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed March 15, 2013 (File No. 001-34236))

10.16
Second Amended and Restated Development and License Agreement, dated August 31, 2011, by and between the Company and Auxilium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 1, 2011 (File No. 001-34236))

10.17
First Amendment to Second Amended and Restated Development and License Agreement, dated February 1, 2016, by and between the Company and Endo Global Ventures (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-34236))

10.18
Second Amendment to Second Amended and Restated Development and License Agreement, dated February 26, 2019, by and between the Company and Endo Global Ventures (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 28, 2019 (File No. 001-34236))

10.19
Amended and Restated Agreement, dated August 27, 2008, by and between ABC-NY and Dr. Marty Gelbard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2008 (File No. 001-19879))

10.20
Amendment to Amended and Restated Agreement, dated March 31, 2012, by and between ABC-NY and Dr. Marty Gelbard (incorporated by reference to Exhibit 10.1 of the Company’s Amendment to Current Report on Form 8-K/A filed August 13, 2012 (File No. 001-34236))

10.21†
Non-Employee Director Change of Control Agreement, dated June 18, 2007, by and between the Company and Michael Schamroth (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB filed September 26, 2007 (File No. 000-19879))

10.22†
Non-Employee Director Change of Control Agreement, dated June 18, 2007, by and between the Company and Dr. Paul Gitman (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB filed September 26, 2007 (File No. 000-19879))

10.23†
Offer Letter, dated November 15, 2018, by and between and Dr. Ronald E. Law (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.24†
Amendment to Offer Letter, dated March 4, 2019, by and between and Dr. Ronald E. Law (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.25†
Second Amendment to Offer Letter, dated April 1, 2019, by and between and Dr. Ronald E. Law (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.26†
Confidentiality and Inventions Assignment Agreement, dated November 16, 2018, by and between and Dr. Ronald E. Law (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.27†
Consulting Agreement, dated April 1, 2019, by and between the Company and Patrick M. Caldwell (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.28†
Amended and Restated Indemnification Agreement, dated September 12, 2012, by and between the Company and Patrick M. Caldwell (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed April 2, 2019 (File No. 000-19879))

10.29†
Employment Agreement, dated October 8, 2019, by and between the Company and J. Kevin Buchi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2019 (File No. 001-34236))

10.30*†	Employment Letter Agreement, dated January 6, 2020, by and between the Company and Patrick Hutchison
10.31*	Lease Agreement, dated December 16, 2019, by and between the Company and 2 Righter LLC
14.1	Company’s Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 14, 2018 (File No. 001-34236))
21.1*	Subsidiaries of the Company
23.1*	Consent of EisnerAmper LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
†	Identifies exhibits that consist of a management contract or compensatory arrangement

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 16, 2020

BIOSPECIFICS TECHNOLOGIES CORP.

By:	J. Kevin Buchi
Name:	Kevin Buchi
Title:	Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ J. Kevin Buchi	Principal Executive Officer and Director
Name: J. Kevin Buchi	(Principal Executive Officer)
Date: March 16, 2020

/s/ Patrick Hutchison	Principal Financial Officer
Name: Patrick Hutchison	(Principal Financial Officer and Principal
Date: March 16, 2020	Accounting Officer)

/s/ Jennifer Chao	Chair of the Board
Name: Jennifer Chao
Date: March 16, 2020

/s/ Paul Gitman	Director
Name: Dr. Paul Gitman
Date: March 16, 2020

/s/ Michael Schamroth	Director
Name: Michael Schamroth
Date: March 16, 2020

/s/ Dr. Mark Wegman	Director
Name: Dr. Mark Wegman
Date: March 16, 2020

/s/ Toby Wegman	Director
Name: Toby Wegman
Date: March 16, 2020