Form 10-Q
period 2020-03-31
BIOSPECIFICS TECHNOLOGIES CORP
filed 2020-05-11
CIK 875622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
 For the transition period from __________________to __________________

 001-34236
 (Commission file number)

BIOSPECIFICS TECHNOLOGIES CORP.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3054851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Righter Parkway, Suite 200, Wilmington, DE  19803
 (Address of Principal Executive Offices) (Zip Code)

302.842.8450
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

As of May 11, 2020, there were 7,335,974 shares of Common Stock, par value $0.001 per share, outstanding.

BIOSPECIFICS TECHNOLOGIES CORP.

Introductory Comments – Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “BioSpecifics,” “Company,” “we,” “our,” and “us” refer to BioSpecifics Technologies Corp. and its subsidiary, Advance Biofactures Corp.

Throughout this Quarterly Report on Form 10-Q, Endo Global Ventures, a Bermuda unlimited liability company, an affiliate of Endo International plc, and Endo International plc are referred to collectively as “Endo.”

Introductory Comments – Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Quarterly Report on Form 10-Q include statements concerning, among other things, (i) the opportunity for the minimally invasive non-surgical treatment XIAFLEX® in several potential pipeline indications; (ii) whether and when the Company will receive from Endo the results of their full commercial assessment and analysis regarding the XIAFLEX® research and development (R&D) pipeline; (iii) the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease; (iv) the expansion of the market for XIAFLEX® through future growth initiatives; (v) whether treating uterine fibroids with XIAFLEX® will achieve the advantages over major surgery identified by the Company; (vi) Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids; (vii) whether XIAFLEX® will be the only U.S. Food and Drug Administration (FDA) approved nonsurgical therapy for frozen shoulder (adhesive capsulitis); (viii) the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships; (ix) the strength of the Company’s IP portfolio; and (x) the impacts of the novel coronavirus (COVID-19) global pandemic.

In some cases, these statements can be identified by forward-looking words such as “anticipate,” “believe,” “project,” “expect,” “plan,” “anticipate,” “potential,” “estimate,” “can,” “will,” “continue,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on our current expectations and our projections about future events and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. There are a number of important factors that could cause BioSpecifics’ actual results to differ materially from those indicated by such forward-looking statements, including the timing of regulatory filings and action; the market for XIAFLEX® in, and timing, initiation and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license and sublicense income that BioSpecifics may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX®; and other risk factors identified herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), specifically in Part I, Item IA of the 2019 Annual Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis.” All forward-looking statements included in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2020 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,134,304	$4,999,183
Short term investments	85,084,651	84,239,918
Accounts receivable	17,750,829	19,065,919
Prepaid expenses and other current assets	898,598	966,456
Total current assets	122,868,382	109,271,476

Long-term investments	9,385,996	16,569,024
Property and equipment, net	68,313	-
Operating lease right-of-use asset	220,530	239,491
Patent costs, net	564,301	573,277
Other assets	139,265	-

Total assets	$133,246,787	$126,653,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,628,515	$998,409
Income tax payable	1,640,478	354,984
Current portion of lease obligation	77,358	69,099
Total current liabilities	3,346,351	1,422,492

Lease obligation	146,994	167,014
Deferred tax liability, net	484,259	572,660
Total liabilities	3,977,604	2,162,166

Commitments and Contingencies
Stockholders’ equity:
Series A Preferred stock, $.50 par value, 700,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized; 7,815,230 and 7,813,230 shares issued, 7,337,511 and 7,339,578 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	7,815	7,813
Additional paid-in capital	39,856,101	39,355,797
Retained earnings	101,145,333	96,646,527
Treasury stock, 477,720 and 473,653 shares at cost as of March 31, 2020 and December 31, 2019, respectively	(11,740,066)	(11,519,035)
Total stockholders’ equity	129,269,183	124,491,102

Total liabilities and stockholders’ equity	$133,246,787	$126,653,268

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Income Statements
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Royalties	$9,668,667	$8,129,141
Total Revenues	9,668,667	8,129,141

Costs and expenses:
Research and development	121,970	149,536
General and administrative	3,168,046	2,907,160
Restructuring charges	1,146,045	-
Total Costs and Expenses	4,436,061	3,056,696

Operating income	5,232,606	5,072,445

Other income:
Interest income	479,709	449,425

Income before income tax expense	5,712,315	5,521,870
Provision for income tax expense	(1,213,509)	(1,105,275)

Net income	$4,498,806	$4,416,595

Basic net income per share	$0.61	$0.61
Diluted net income per share	$0.61	$0.60

Shares used in computation of basic net income per share	7,337,668	7,276,885
Shares used in computation of diluted net income per share	7,361,533	7,338,128

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares Amount		Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	2,000	2	58,418	-	-	58,420
Stock compensation expense	-	-	141,788	-	-	141,788
Net income	-	-	-	4,416,595	-	4,416,595
Balances – March 31, 2019	7,740,167	$7,740	$36,502,652	$76,593,314	$(10,898,383)	$102,205,323

	Common Stock
	Shares Amount		Additional Paid in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity Total
Balances - December 31, 2019	7,813,230	$7,813	$39,355,797	$96,646,527	$(11,519,035)	$124,491,102
Stock compensation expense	-	-	500,306	-	-	500,306
Issuance of common stock upon vesting of RSUs	2,000	2	(2)	-	-	-
Repurchases of common stock	-	-	-	-	(221,031)	(221,031)
Net income	-	-	-	4,498,806	-	4,498,806
Balances – March 31, 2020	7,815,230	$7,815	$39,856,101	$101,145,333	$(11,740,066)	$129,269,183

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2020	2019
Net income	$4,498,806	$4,416,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,234	203,731
Stock-based compensation expense	500,306	141,788
Deferred tax expense (credit)	(88,401)	-
Non-cash lease expense	18,961	-
(Accretion) amortization of bond (discount) premium	132,663	(50,470)
Changes in operating assets and liabilities:
Accounts receivable	1,315,090	41,897
Income tax payable	1,285,494	1,097,913
Prepaid expenses and other current assets	(71,408)	42,359
Patent costs	(12,101)	-
Accounts payable and accrued expenses	630,107	146,073
Lease obligation	(11,761)	-
Net cash provided by operating activities	8,219,990	6,039,886

Cash flows from investing activities:
Purchases of property and equipment	(69,470)	-
Maturities of marketable investments	35,263,937	20,152,229
Purchases of marketable investments	(29,058,305)	(21,829,557)
Net cash provided by (used in) investing activities	6,136,162	(1,677,328)

Cash flows from financing activities:
Proceeds from stock option exercises	-	58,420
Payments for repurchase of common stock	(221,031)	-
Net cash (used in) provided by financing activities	(221,031)	58,420

Increase in cash and cash equivalents	14,135,121	4,420,978
Cash and cash equivalents at beginning of year	4,999,183	13,176,452
Cash and cash equivalents at end of period	$19,134,304	$17,597,430

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	-
Taxes	$16,416	$7,362

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020
(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (“CCH”) for multiple indications. We maintain intellectual property with respect to an injectable CCH that treats, among other indications, Dupuytren’s contracture (“DC”), Peyronie’s disease (“PD”), cellulite, frozen shoulder syndrome, plantar fibromatosis, and uterine fibroids. Injectable CCH currently is approved and marketed in the U.S. under the trademark XIAFLEX® for the treatment of both DC and PD. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones, and mark-up on cost of goods sold payments related to the sale, regulatory submissions, and approval of XIAFLEX®.

We have developed injectable CCH for 12 clinical indications to date, and currently are evaluating CCH as a treatment for uterine fibroids. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

On August 31, 2011, we entered into the Second Amended and Restated Development and License Agreement (as amended, the “License Agreement”) with Auxilium Pharmaceuticals, Inc. (“Auxilium”), an entity that was acquired by Endo in 2015. The License Agreement originally was entered into in June 2004 to obtain exclusive worldwide rights to develop, market, and sell certain products containing our enzyme CCH, which Endo markets for approved indications under the trademark XIAFLEX®. Endo’s licensed rights concern the development and commercialization of products, other than dermal formulations labeled for topical administration. Currently, Endo’s licensed rights cover the indications of DC, PD, cellulite, frozen shoulder, plantar fibromatosis, and other potential indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2019 Annual Report.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed herein and in Part I, Item 1A. Risk Factors in our 2019 Annual Report filed with the SEC on March 16, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the BioSpecifics and its subsidiary, Advance Biofactures Corp. All intercompany balances and transactions have been eliminated.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the global COVID-19 pandemic. While we expect that COVID-19 will impact our business to some degree, the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, and other unforeseeable consequences.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes and third party royalties. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition,” “Provision for Income Taxes,” and “Third-Party Royalties.”

Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation(s).

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

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing, and milestone payments in “License Revenues” in our condensed consolidated statements of income.

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

For each development and/or commercialization agreement that result in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities, and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

We adopted ASU No. 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as of January 1, 2020. This standard modifies certain disclosure requirements on fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles of ASC 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

Cash, Cash Equivalents, and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase.  Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents, and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds, and corporate bonds. All investments are classified as held to maturity. As of March 31, 2020 and December 31, 2019, the amortized cost of these investments was $94.5 million and $100.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the duration of those instruments. As of March 31, 2020 and December 31, 2019, there were no recorded unrealized gains or losses on our investments as they are classified as held-to-maturity. As of March 31, 2020 and December 31, 2019, amortized cost basis of the investments approximated their fair value. At March 31, 2020 and December 31, 2019, the amortized net discount / (net premium) included in interest income was approximately $134,000 and $32,000, respectively.  At March 31, 2020 and December 31, 2019, the remaining unamortized net premium / (net discount) was approximately $221,000 and $285,000, respectively.

The schedule of maturities at March 31, 2020 and December 31, 2019 are as follows:

	Maturities as of March 31, 2020		Maturities as of December 31, 2019
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$8,749,716	$-	$11,341,249	$-
Government agency bonds	3,423,351	3,242,692	11,950,738	6,231,804
US Treasury bonds	6,027,090	-	-	-
Corporate bonds	62,633,006	3,636,086	57,321,784	6,675,958
Certificates of deposit	4,251,488	2,507,218	3,626,147	3,661,262
Total	$85,084,651	$9,385,996	$84,239,918	$16,569,024

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

As of March 31, 2020, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of March 31, 2020 and December 31, 2019:

March 31, 2020	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$8,456,598	$8,456,598	$-	$-
Investments	Certificates of Deposit	6,758,706	6,758,706	-	-
Cash equivalents	Municipal Bonds	1,003,616	-	1,003,616	-
Investments	Municipal Bonds	8,749,716	-	8,749,716	-
Investments	Government Agency Bonds	6,666,043	-	6,666,043	-
Investments	US Treasury Bonds	6,027,090	-	6,027,090	-
Cash equivalents	Corporate Bonds	5,075,742	-	5,075,742	-
Investments	Corporate Bonds	66,269,092	-	66,269,092	-

December 31, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$950,658	$950,658	$-	$-
Investments	Certificates of Deposit	7,287,409	7,287,409	-	-
Investments	Municipal Bonds	11,341,249	-	11,341,249	-
Investments	Government Agency Bonds	18,182,542	-	18,182,542	-
Investments	Corporate Bonds	63,997,742	-	63,997,742	-

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds, and corporate bonds.

The Company is currently dependent on one customer, Endo, which generates almost all the Company’s revenues. For the three-month periods ended March 31, 2020 and 2019, licensing, sublicensing, milestones, and royalty revenues under the License Agreement with Endo were approximately $9.7 million and $8.1 million, respectively.

At March 31, 2020 and December 31, 2019, our accounts receivable balances from Endo were $17.8 million and $19.1 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the three months ended March 31, 2020, we repurchased 4,067 shares at an average price of $54.35 aggregating approximately $221,000.  For the three months ended March 31, 2019, there were no shares repurchased.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our accounts receivable balance is typically due from Endo, our single large specialty pharmaceutical customer.  Endo has historically paid timely and has been a financially stable organization.  Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded.  If the financial condition of our customer were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required.  We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2020 and December 31, 2019, our accounts receivable balance was $17.8 million and $19.1 million, respectively, and was from one customer, Endo.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement. No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three-month periods ended March 31, 2020 and 2019, third-party royalty expenses were $0.2 million and $0.4 million, respectively. As of March 31, 2019, we have no further third-party royalties in connection with PD as the agreement has expired.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018.  Royalty obligations terminate five years after first commercial sale, which occurred in January 2014. Accordingly, we ceased paying royalties in February 2019. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three months ended March 31, 2019, we amortized approximately $0.2 million related to this agreement and is recorded as part of general and administrative expenses. As of both March 31, 2020 and December 31, 2019, there were no remaining capitalized balances outstanding related to this agreement.

Research and Development Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expense, facility costs, and overhead. R&D expenses also consist of third-party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. We may fund R&D at medical research institutions under agreements that are generally cancelable. All of these costs are charged to R&D as incurred, which may be measured by percentage of completion, contract milestones, patient enrollment, or the passage of time.

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

On June 13, 2019, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2019 Omnibus Incentive Compensation Plan (the “2019 Plan”). Upon the 2019 Plan’s approval, approximately 1,247,598 shares of Company common stock were available for issuance thereunder, consisting of 1,100,000 shares authorized for issuance under the 2019 Plan and 147,598 shares then remaining available for issuance under the Company’s 2001 Stock Option Plan (the “2001 Plan”). The 2019 Plan replaced the 2001 Plan. No new awards may be granted under the 2001 Plan; however, awards outstanding under the 2001 Plan remain subject to and will be settled under the applicable 2001 Plan. As of March 31, 2020, options to purchase 61,687 shares of common stock were outstanding under the 2001 Plan.

Grants under the 2019 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, or cash awards. Employees, key advisors, or non-employee directors are eligible to participate in the 2019 Plan. Grants under the 2019 Plan vest over periods ranging from one to four years and expire ten years from date of grant. As of March 31, 2020, options to purchase 120,000 shares of common stock and 9,450 restricted stock awards were outstanding under the 2019 Plan, and a total of 1,154,648 shares remain available for grant under the 2019 Plan.

2019 Omnibus Incentive Compensation Plan (2019 Plan)

Restricted Stock Awards

A summary of the restricted stock awards activity during the three months ended March 31, 2020 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	10,450	$60.47
Granted	1,000	50.51
Vested	(2,000)	53.69
Forfeited		-
Nonvested at March 31, 2020	9,450	$60.85

Stock-based compensation expense related to restricted stock awards recognized in general and administrative expense was approximately $144,000 and zero for the three-month periods months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was approximately $144,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock. This cost is expected to be recognized over the vesting periods of the restricted stock, with a weighted-average period of approximately 0.25 years.

Stock Option Activity

For the three months ended March 31, 2020, we granted a total of 30,000 stock options with a weighted average grant date fair value of $22.70 per share.

The assumptions used in the valuation of stock options granted during the three months ended March 31, 2020 were as follows:

Three Months Ended March 31, 2020
Risk-free interest rate	0.70% - 1.61%
Expected term of option	5.5 - 6.25 years
Expected stock price volatility	39.5% - 40.6%
Expected dividend yield	$0.0

A summary of our stock option activity during the three months ended March 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	189,187	$46.79	8.62	$1.920,684
Grants	30,000	56.11	-	-
Exercised	-	-	-	-
Forfeited	(37,500)	57.48	-	-
Outstanding at March 31, 2020	181,687	$46.12	7.49	$1,898,560
Exercisable at March 31, 2020	54,187	$39.74	2.69	$911,735

During the three-month periods months ended March 31, 2020 and 2019, the Company received approximately zero and $58,000, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $56.57 on March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. We have approximately $2.3 million in unrecognized compensation cost related to stock options outstanding as of March 31, 2020, which we expect to recognize over the next 3.75 years.

Stock-based compensation expense related to stock options recognized in general and administrative expenses was approximately $166,000 and $142,000 for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.  In addition, stock compensation expense related to restructuring associated with the acceleration of vesting of certain stock options and restricted stock units was approximately $190,000 for the three months ended March 31, 2020 (see Note 7).

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At March 31, 2020, total property and equipment consisted of furniture and fixtures of approximately $68,000 with an expected useful life of five years. As of December 31, 2019, all property and equipment were fully depreciated.

Comprehensive Income

For each of the three-month periods ended March 31, 2020 and 2019, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of March 31, 2020 and December 31, 2019, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Lease Obligation

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2019 due to the short-term nature of our existing lease in Lynbrook, New York.

In December 2019, we recorded a right-of-use lease asset of $243,000, a short-term lease liability of $76,000, and a long-term lease liability of $167,000 associated with the lease of our new headquarters in Wilmington, Delaware.

The following table summarizes the maturity of the Company’s lease obligations on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
2020	$61,815	$75,352
2021	84,893	84,893
2022	87,428	87,428
Total lease payments	234,136	247,673
Less: interest	(9,784)	(11,560)
Total lease obligation	$224,352	$236,113

On January 7, 2020, the Company provided three months’ notice to 35 Wilbur Street Associates, LLC of the Company’s intent to terminate the lease agreement for our former corporate headquarters, located at 35 Wilbur St., Lynbrook, New York 11563. Accordingly, the lease terminated on April 7, 2020.  As the lease provided the Company the option to cancel the lease by giving three months’ prior written notice, the Company did not incur any termination penalties.

Operating lease expenses amounted to approximately $57,000 and $34,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

3. NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock awards using the treasury stock method. For the three-month periods ended March 31, 2020 and 2019, there were 23,865 and 61,243, respectively of common equivalent shares attributable to stock options and restricted stock awards that were included in the calculation of diluted net income per share. There were 180,500 and 50,000 stock options and restricted stock awards excluded from the calculation of diluted net income per share for the periods ended March 31, 2020 and 2019, respectively, because their effects are anti-dilutive.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Trade accounts payable	$216,453	$197,077
Accrued legal and other professional fees	333,558	330,787
Accrued payroll and related costs	18,293	209,330
Third party royalties	169,000	228,000
Restructuring accrual (See Note 7)	866,377	-
Other accruals	24,834	33,215
Total	$1,628,515	$998,409

5. PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from one to nine years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of March 31, 2020 and December 31, 2019, no impairment existed, and no adjustments were warranted.

Additions to our capitalized patent costs during the three-month periods months ended March 31, 2020 and 2019 were approximately $12,000 and zero, respectively. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	March 31, 2020	December 31, 2019
Patents	$1,284,725	$1,272,625
Accumulated amortization	(720,424)	(699,348)
	$564,301	$573,277

The amortization expense for patents for the three-month periods months ended March 31, 2020 and 2019 was approximately $21,000 and $19,000, respectively. The estimated aggregate amortization expense for the remaining nine months of 2020 and each of the years below is approximately as follows:

April 1, 2020 – December 31, 2020	$63,000
2021	66,500
2022	66,500
2023	66,500
2024	66,500
Thereafter	235,000

6. PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. For the three-month periods months ended March 31, 2020 and 2019, the provision for income taxes was $1.2 million and $1.1 million, respectively. As of March 31, 2020 and December 31, 2019, our remaining deferred tax liabilities were approximately $0.5 million and $0.6 million, respectively.

The estimated effective tax rate for the three-month periods ended March 31, 2020 and 2019 was 21.2% and 20.0%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 and 2019 plus the effects, if any, of certain discrete items occurring in 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including, among other things, (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid taxes. The income tax provisions of the CARES Act had limited applicability to the Company as of March 31, 2020, and therefore, the enactment of the CARES Act did not have a material impact on the Company’s consolidated financial statements as of, and for the three months ended, March 31, 2020. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretative guidance becomes available.

7. RESTRUCTURING COSTS

On January 7, 2020, we announced that we would be relocating our corporate headquarters from Lynbrook, New York to Wilmington, Delaware as of April 7, 2020.  On January 6, 2020, in connection with this relocation, we notified  five employees and one consultant that their services would no longer be required effective March 31, 2020.  On March 23, 2020, the five employees and one consultant were given separation agreements detailing the termination benefits to which they would be entitled.

As a result, we recorded a restructuring charge of approximately $1.1 million in the first quarter of fiscal 2020. The restructuring charge is primarily associated with $0.9 million of one-time termination benefits that we expect to pay out in cash, $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units, and facility exit expenses.  We expect to pay the cash termination benefits over a period of six months beginning April 2020. The estimated liability for termination benefits which will be paid out over six months was recorded at fair value during the first quarter of 2020 as a current liability in the consolidated balance sheet.  These termination benefits consist of severance payments, reimbursement of benefits payments, and guaranteed consulting payments.  Total charges and payments related to the restructuring plan recognized in the condensed consolidated statement of operations are as follows:

Three Months Ended March 31,
2020
Restructuring accrual, January 1, 2020	$-
Termination costs	1,070,024
Facility exit costs	76,020
Payments	(89,235)
Stock compensation expense charged to additional paid-in-capital	(190,432)
Restructuring accrual, March 31, 2020	$866,377

8. SUBSEQUENT EVENTS

On April 6, 2020, the Company and Mr. J. Kevin Buchi mutually agreed that Mr. Buchi would step down as Chief Executive Officer and as a director of the Company, effective immediately. The Company and Mr. Buchi have entered into a separation agreement that details the termination benefits to which he is entitled. The Company will pay approximately $0.6 million in termination benefits over the next 12 months related to this agreement.

In connection with Mr. Buchi’s separation from the Company, on April 6, 2020, the Board approved the appointment of Mr. Joseph Truitt to serve as the Company’s Chief Executive Officer on an interim basis. Mr. Truitt was also appointed as a Class I member of the Board. On May 11, 2020, the Company announced Mr. Truitt’s appointment as the permanent Chief Executive Officer, effective May 7, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and is qualified by reference to them.

Overview

We are a biopharmaceutical company involved in the development of an injectable collagenase clostridium histolyticum (“CCH”) for multiple indications. Collagenases are naturally occurring enzymes responsible for the breakdown of collagen, which is the main structural protein in the extracellular matrix in the various connective tissues of the body and is the most abundant protein in mammals. Local accumulations of excess collagen are associated with a number of medical conditions.

We maintain intellectual property with respect to an injectable CCH that treats, among other indications, Dupuytren’s contracture (“DC”), Peyronie’s disease (“PD”), cellulite, frozen shoulder syndrome, plantar fibromatosis, and uterine fibroids. Injectable CCH currently is marketed in the U.S. by our partner Endo Pharmaceuticals under the trademark XIAFLEX® for the treatment of both DC and PD. XIAFLEX® is the first and only FDA-approved nonsurgical treatment for these two indications.. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

We have developed injectable CCH for 12 clinical indications to date. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

First Quarter Highlights and Outlook

•
XIAFLEX® royalty revenue increased by approximately 19% for the first quarter of 2020 as compared to the same period in 2019, which increase was attributable to royalties associated with higher net sales of XIAFLEX® by Endo in DC and PD.

•
Endo has filed a biologics license application for CCH for the treatment of cellulite with the FDA. The Prescription Drug User Fee Act date for CCH for the treatment of cellulite is expected to be July 6, 2020, with a postponed commercial launch now anticipated to be in the first quarter of 2021. This delay decision was made as a result of the anticipated impact of COVID-19 on medical aesthetics physician office closures and a related decline in consumer spending.

•
Endo expects to initiate studies in adhesive capsulitis and plantar fibromatosis in the second half of 2020. Adhesive capsulitis, also known as frozen shoulder, is an inflammation and thickening of the shoulder capsule due to collagen which causes decreased motion in the shoulder. Plantar fibromatosis is a non-malignant thickening of the feet’s deep connective tissue or fascia. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

Impact of COVID-19

The outbreak of COVID-19 has adversely impacted the U.S. and global economies. Based on public disclosures made by Endo, we currently anticipate that revenues from our license agreement with Endo will decline in the second quarter of 2020 compared to the first-quarter of 2020, due to decreased demand for physician administered products because of office closures and a decline in patients electing to be treated. We also currently expect full year 2020 revenues to decline compared to full-year 2019 revenues.

License Agreement with Endo

We generate revenue from one source, our license agreement with Endo (the “License Agreement”), under which we receive license, sublicense income, royalties, milestones, and mark-up on cost of goods sold payments related to the sale, regulatory submissions, and approval of XIAFLEX® as described above.  Currently, Endo’s licensed rights cover the indications of DC, PD, cellulite, frozen shoulder, plantar fibromatosis, and other potential indications. We and Endo may further expand the License Agreement to cover other indications as they are developed.

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

Endo had previously collaborated with partners to commercialize XIAFLEX® and Xiapex® outside of the United States; however, Endo is in the process of terminating third-party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

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

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.  The Company maintains its investment in money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds, and corporate bonds.

The Company is subject to risks and uncertainties as a result of the global COVID-19 pandemic. While we expect that COVID-19 will impact our business to some degree, the significance and duration of the impact on our business cannot be determined at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, and other unforeseeable consequences.

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Part II, Item 1A. herein and Item 1A. of Part 1 of our 2019 Annual Report.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo, and on various other assumptions that we believe are reasonable under the circumstances. The financial information at March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2019 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2019 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three months ended March 31, 2020, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three-month period ended March 31, 2020 were $9.7 million as compared to $8.1 million in the corresponding 2019 period, an increase of $1.6 million or 19%. The increase in total revenues for the quarterly period was primarily due to royalties associated with higher net sales of XIAFLEX® in DC and PD.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs, and overhead. R&D expenses also consist of third-party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three-month periods ended March 31, 2020 and 2019, R&D expenses were approximately $122,000 and $150,000, respectively. The decrease in the 2020 period as compared to the 2019 period was mainly due to decreases in the costs associated with clinical and other R&D programs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. BioSpecifics and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.  Costs related to the uterine fibroids program for the three months ended March 31, 2019 were approximately $60,000.  There were no costs associated with the uterine fibroids program in the 2020 period.

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

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

•	the nature, timing, and estimated costs of the efforts necessary to complete the development of our drug candidate projects;

•	the anticipated completion dates for such drug candidate projects;

•	the scope, rate of progress, and cost of such clinical trials that we may commence in the future with respect to such drug candidate projects;

•	the scope, rate of progress of preclinical studies, and other R&D activities related to such drug candidate projects;

•	clinical trial results for such drug candidate projects;

•	the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights relating to such drug candidate projects;

•	the terms and timing of any strategic alliance, licensing, and other arrangements that we have or may establish in the future relating to our drug candidate projects;

•	costs relating to future product opportunities;

•	the cost and timing of regulatory approvals with respect to such drug candidate projects; and

•	the cost of establishing clinical supplies for our drug candidate projects.

We believe that our current resources and liquidity are sufficient to advance our current clinical and R&D projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, amortization of deferred royalty buy-down, consultant costs, legal fees, investor relations, professional fees, and overhead costs. General and administrative expenses for the three-month periods ended March 31, 2020 and 2019 were $3.2 million and $2.9 million, respectively. Increases in general and administrative expenses was mainly due to the higher personnel expenses, stock compensation expense, and consulting fees partially offset by lower third-party royalties associated with XIAFLEX® and the amortization associated with deferred royalty buy-down related to PD.

Restructuring Charges

On January 7, 2020, we announced that we would be relocating our corporate headquarters from Lynbrook, New York to Wilmington, Delaware as of April 7, 2020.  On January 6, 2020, in connection with the relocation, we notified five employees and one consultant that their services would no longer be required effective March 31, 2020.  On March 23, 2020, the five employees and one consultant were given separation agreements detailing the termination benefits to which they would be entitled.  As a result, we recorded a one-time restructuring charge of $1.1 million in the first quarter of fiscal 2020. The restructuring charge is primarily associated with $0.9 million of one-time termination benefits that we expect to pay out in cash over the six-month period beginning April 2020 and $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units.

Other Income

Other income for the three months ended March 31, 2020 was approximately $480,000 compared to $449,000 in the corresponding 2019 period. Other income consists of interest earned on our investments.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business including stock-based compensation, revenue and leases. For the three-month period ended March 31, 2020, our provision for income taxes was $1.2 million. Our deferred tax liabilities as of March 31, 2020 were $0.5 million. The estimated effective tax rate for the three months ended March 31, 2020 was 21.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 plus the effects of certain discrete items occurring in 2020. For the three-month period ended March 31, 2019, our provision for income taxes was $1.1 million. Our deferred tax assets as of March 31, 2019 were $0.3 million. Our effective tax rate for the three months ended March 31, 2019 was 20.0%.  Our effective tax rate was impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended March 31, 2020, we recorded net income of $4.5 million, or $0.61 per basic common share and per diluted common share, compared to a net income of $4.4 million, or $0.61 per basic common share and $0.60 per diluted common share, for the same period in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents and investments in the aggregate of approximately $113.6 million and $105.8 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

Net cash provided by operating activities for the three months ended March 31, 2020 was $8.2 million as compared to net cash provided by operating activities of $6.0 million in the 2019 period. Net cash provided by operating activities in the 2020 period was primarily attributable to our net income, accrued tax liability of $1.3 million, and accrued restructuring charges of $0.9 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.6 million was due primarily to stock-based compensation expense. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income and accrued tax liability of $1.1 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.3 million included amortization of patent costs and bond premiums and discounts and stock-based compensation expense.

Net cash provided by investing activities for the three months ended March 31, 2020 was $6.1 million as compared to net cash used in investing activities of $1.7 million for the corresponding 2019 period. The net cash provided by investing activities in the 2020 period primarily reflects the investment of $29.1 million and the maturing of $35.3 million in marketable securities. The net cash provided by investing activities in the 2020 period also includes $70,000 of purchases of property and equipment. The net cash used in investing activities in the 2019 period reflects the investment of $21.8 million and the maturing of $20.2 million in marketable securities.

Net cash used in financing activities for the three months ended March 31, 2020 was approximately $221,000 as compared to net cash provided by financing activities of $58,000 in the corresponding 2019 period. In the 2020 period, net cash used in financing activities was due to payments for the repurchase of common stock. In the 2019 period, net cash provided by financing activities was due to proceeds received from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company (the “Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this Quarterly Report, that the Company’s disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing, and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of the coronavirus (COVID-19) emerged in China and the virus has now spread to other countries, including the U.S., and infections have been reported globally.  In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. COVID-19 has resulted in global business and economic disruption and extreme volatility in the financial markets as many jurisdictions have placed restrictions on travel and non-essential business operations and implemented social distancing, shelter-in-place, quarantine, and other similar measures for their residents to contain the spread of the virus. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity, and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak.

The continued spread of COVID-19 globally could materially and adversely impact our operations including without limitation, future clinical trial operations, regulatory approval and the timing thereof, the operations of our collaboration partners, travel, and employee health and availability which may have a material and adverse effect on our business, financial condition, and results of operations.  Specifically, depending upon the length and severity of the pandemic, COVID-19 could impact:

•	Our future clinical trial plans, specifically with respect to uterine fibroids;
•	Endo’s development programs for the CCH treatment of plantar fibromatosis and adhesive capsulitis;
•	Endo’s commercialization and launch of CCH treatment for cellulite; and
•	Endo’s ability to manufacture, market, and sell XIAFLEX® with respect to DC and PD.

In addition, a recession, depression or other sustained adverse market event could materially and adversely affect the financial markets, our business, the value of our common stock and our ability to obtain on favorable terms, or at all, or the monetization of our royalty streams. The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted.

COVID-19 could material and adversely affect Endo’s business, which in turn would impact our business.

As we are dependent upon revenue from Endo, Endo’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. Accordingly, the following impacts of COVID-19 on Endo’s business, could materially affect our business.

In response to public health directives and orders, Endo has implemented alternative working practices and mandatory work-from-home requirements for appropriate employees, as well as social distancing, modified schedules, shift rotation, and other similar policies at its manufacturing facilities, and has transitioned to a “virtual” engagement model to continue supporting healthcare professionals, patient care, and access to medicines. Endo has also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders, have had an impact on Endo’s business and may in the future materially disrupt its business, including its manufacturing and supply chain operations by significantly reducing its output, negatively impacting its productivity, and delaying its product development programs.

COVID-19 may have significant impacts on third-party arrangements, including those with Endo’s manufacturing, supply chain, and distribution partners, information technology and other vendors and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of Endo’s third-party providers to meet their obligations to Endo on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. As a result of these disruptions and other factors, including changes in Endo’s workforce availability, Endo’s ability to meet its obligations to third-party distribution partners may be negatively impacted. As a result, Endo has recently delivered, and in the future Endo or its third-party providers may deliver, notices of the occurrence of a force majeure or similar event under certain of its third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Further, the publicity of any such dispute could harm Endo’s reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in Endo’s operations. Such disruptions could be acute with respect to certain of its raw material suppliers where Endo may not have readily accessible alternatives or alternatives may take longer to source than usual. Any of these disruptions could harm Endo’s ability to manufacture XIAFLEX®.

Endo has experienced, and may continue to experience, changes in customer demand as the COVID-19 pandemic evolves. The current economic crisis and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use XIAFLEX®. For example, during the last two weeks of the first quarter of 2020, Endo experienced decreased demand for XIAFLEX®.

Additionally, Endo’s product development programs may be adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs, and additional challenges in Endo’s product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, Endo may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on its applications and products in development, including dates scheduled for 2020, could be subject to delays beyond Endo’s control as regulators such as the FDA focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, Endo is planning on changing the anticipated product launch of CCH for the treatment of cellulite in the buttocks, if approved, to 2021. In addition, Endo has assessed and expects to continue to assess the timeline for the development and commercialization of other products, which could include CCH treatment for frozen shoulder and plantar fibromatosis.

The magnitude of the effect of COVID-19 on Endo’s business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on Endo’s ability to conduct its business in the ordinary course. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2020, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4.0 million of our outstanding common stock. Pursuant to the repurchase program, from time to time we repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Exchange Act, and various other factors.

The following table presents a summary of share repurchases made by us during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased under the Plan(3)
Remaining balance as of December 31, 2019				$3,379,349
January 1, 2020 – January 31, 2020	1,709	$56.66	13,096	3,282,509
February 1, 2020 – February 29, 2020	848	$61.39	13,944	3,230,446
March 1, 2020 – March 31, 2020	1,510	$47.77	15,454	$3,158,318
Total	4,067

(1)	The purchases were made in open-market transactions in compliance with Exchange Act Rule 10b-18 or under the company’s 10b-18 plan.
(2)	Includes commissions paid, if any, related to the stock repurchase transactions.
(3)
On May 23, 2019, we announced that our Board of Directors had authorized the repurchase of up to $4.0 million of our common stock under the stock repurchase program, which program is not subject to an expiration date.

Item 6.	Exhibits

3.1
Certificate of Designation of Series C Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 10, 2020 (File No. 001-34236))

4.1
Rights Agreement, dated as of April 10, 2020, by and between the Company and Worldwide Stock Transfer, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 10, 2020 (File No. 001-34236))

10.1
Employment Letter Agreement, dated January 6, 2020, by and between the Company and Patrick Hutchison (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed March 16, 2020 (File No. 001-34236))

10.2*	Separation of Employment Agreement and General Release, dated March 31, 2020, by and between the Company and Patrick Caldwell
10.3*	Separation of Employment Agreement and General Release, dated April 6, 2020, by and between the Company and J. Kevin Buchi
10.4*	Letter Agreement, dated April 6, 2020, by and between the Company and Joseph Truitt
10.5*	Employment Agreement, dated May 7, 2020, by and between the Company and Joseph Truitt
10.6*	Confidentiality and Inventions Assignment Agreement, dated April 1, 2020, by and between the Company and Joseph Truitt
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.

(Registrant)
Date: May 11, 2020	/s/ Joseph Truitt
Joseph Truitt
Chief Executive Officer and Principal Executive Officer