Form 10-Q
period 2020-06-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2020-08-10
CIK 875622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________to __________________

000-19879

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

As of August 7, 2020, there were 7,344,955 shares of Common Stock, par value $0.001 per share, outstanding.

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

Introductory Comments – Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Quarterly Report on Form 10-Q include statements concerning, among other things, (i) the opportunity for minimally invasive non-surgical treatment XIAFLEX® in several potential pipeline indications; (ii) whether and when the Company will receive from Endo the results of their full commercial assessment and analysis regarding XIAFLEX® research and development (R&D) pipeline; (iii) the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease; (iv) the expansion of the market for XIAFLEX® through future growth initiatives; (v) whether treating uterine fibroids with XIAFLEX® will achieve the advantages over major surgery identified by the Company; (vi) Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids; (vii) whether XIAFLEX® will be the only U.S. Food and Drug Administration (FDA) approved nonsurgical therapy for frozen shoulder (adhesive capsulitis); (viii) the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships; (ix) and the strength of the Company’s IP portfolio; and (x) the impacts of the novel coronavirus (COVID-19) global pandemic.

In some cases, these statements can be identified by forward-looking words such as "expect," "plan," "anticipate," "potential," "estimate," "can," "will," "continue," “believe,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on the Company’s current expectations and the Company’s projections about future events and various assumptions. There can be no assurance that the Company will realize its expectations or that the Company’s beliefs will prove correct. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to: the timing of regulatory filings and action; the ability of Endo to achieve its objectives for XIAFLEX® and Qwo™; the market for XIAFLEX®  in, and timing, initiation, and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license, and sublicense income that the Company may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX® and Qwo™; the impacts of the novel coronavirus (COVID-19) global pandemic; and other risk factors identified herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), specifically in Part I, Item IA of the 2019 Annual Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis”, and in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. All forward-looking statements included in this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2020 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$16,871,522	$4,999,183
Short term investments	82,180,784	84,239,918
Accounts receivable	11,696,598	19,065,919
Prepaid expenses and other current assets	1,310,388	966,456
Total current assets	112,059,292	109,271,476

Long-term investments	20,791,278	16,569,024
Property and equipment, net	64,839	—
Operating lease right-of-use asset	201,228	239,491
Patent costs, net	531,989	573,277
Other assets	133,159	—
Total assets	$133,781,785	$126,653,268

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$2,090,056	$998,409
Income tax payable	1,673,051	354,984
Current portion of lease obligation	78,560	69,099
Total current liabilities	3,841,667	1,422,492

Lease obligation	126,822	167,014
Deferred tax liability, net	395,858	572,660
Total liabilities	4,364,347	2,162,166

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.50 par value, 700,000 shares authorized (150,000 shares designated as Series A Convertible Redeemable Preferred Stock and 10,000 shares designated as Series C Junior Participating Preferred Stock); none outstanding	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 7,826,180 and 7,813,230 shares issued, 7,344,955 and 7,339,578 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	7,826	7,813
Additional paid-in capital	40,080,279	39,355,797
Retained earnings	101,261,129	96,646,527
Treasury stock, 481,225 and 473,652 shares at cost as of June 30, 2020 and December 31, 2019, respectively	(11,931,796)	(11,519,035)
Total stockholders' equity	129,417,438	124,491,102
Total liabilities and stockholders’ equity	$133,781,785	$126,653,268

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Income Statements

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Royalties	$3,903,402	$8,852,986	$13,572,069	$16,982,127
Total Revenues	3,903,402	8,852,986	13,572,069	16,982,127

Costs and expenses:
Research and development	160,461	161,321	282,431	310,857
General and administrative	3,993,861	1,728,125	7,161,907	4,635,284
Restructuring charges	—	—	1,146,045	—
Total Costs and Expenses	4,154,322	1,889,446	8,590,383	4,946,141
Operating income	(250,920)	6,963,540	4,981,686	12,035,986

Other income:
Interest income	390,888	517,156	870,597	966,580

Income before income tax expense	139,968	7,480,696	5,852,283	13,002,566
Provision for income tax expense	(24,172)	(1,054,236)	(1,237,681)	(2,159,511)
Net income	$115,796	$6,426,460	$4,614,602	$10,843,055

Basic net income per share	$0.02	$0.88	$0.63	$1.49
Diluted net income per share	$0.02	$0.87	$0.63	$1.48

Shares used in computation of basic net income per share	7,337,460	7,308,268	7,337,564	7,292,663
Shares used in computation of diluted net income per share	7,361,764	7,349,696	7,361,256	7,344,008

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Statements of Stockholders’ Equity

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - December 31, 2019	7,813,230	$7,813	$39,355,797	$96,646,527	$(11,519,035)	$124,491,102
Issuance of common stock upon vesting of restricted stock units	11,450	11	(11)	—	—	—
Issuance of common stock upon stock option exercise	1,500	2	61,723	—	—	61,725
Stock compensation expense	—	—	662,770	—	—	662,770
Repurchases of common stock	—	—	—	—	(412,761)	(412,761)
Net income	—	—	—	4,614,602	—	4,614,602
Balances - June 30, 2020	7,826,180	$7,826	$40,080,279	$101,261,129	$(11,931,796)	$129,417,438

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - March 31, 2020	7,815,230	$7,815	$39,856,101	$101,145,333	$(11,740,066)	$129,269,183
Issuance of common stock upon vesting of restricted stock units	9,450	9	(9)	—	—	—
Issuance of common stock upon stock option exercise	1,500	2	61,723	—	—	61,725
Stock compensation expense	—	—	162,464	—	—	162,464
Repurchases of common stock	—	—	—	—	(191,730)	(191,730)
Net income	—	—	—	115,796	—	115,796
Balances - June 30, 2020	7,826,180	$7,826	$40,080,279	$101,261,129	$(11,931,796)	$129,417,438

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	58,063	58	1,736,888	—	—	1,736,946
Stock compensation expense	—	—	260,466	—	—	260,466
Repurchases of common stock	—	—	—	—	(118,566)	(118,566)
Net income	—	—	—	10,843,055	—	10,843,055
Balances - June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - March 31, 2019	7,740,167	$7,740	$36,502,652	$76,593,314	$(10,898,383)	$102,205,323
Issuance of common stock upon stock option exercise	56,063	56	1,678,470	—	—	1,678,526
Stock compensation expense	—	—	118,678	—	—	118,678
Repurchases of common stock	—	—	—	—	(118,566)	(118,566)
Net income	—	—	—	6,426,460	—	6,426,460
Balances - June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,614,602	$10,843,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,919	228,135
Stock-based compensation expense	662,770	260,466
Deferred tax expense (benefit)	(176,802)	159,459
Non-cash lease expense	38,263	—
(Accretion) amortization of bond (discount) premium	370,193	(77,499)
Changes in operating assets and liabilities:
Accounts receivable	7,369,321	(210,949)
Income tax payable	1,318,067	173,690
Prepaid expenses and other assets	(477,091)	(365,423)
Patent costs	—	(92,582)
Accounts payable, accrued expenses and lease obligation	1,060,916	(1,087,775)
Net cash provided by operating activities	14,826,158	9,830,577

Cash flows from investing activities:
Purchases of property and equipment	(69,470)	—
Maturities of marketable investments	60,592,693	42,451,229
Purchases of marketable investments	(63,126,006)	(53,104,080)
Net cash used in investing activities	(2,602,783)	(10,652,851)

Cash flows from financing activities:
Proceeds from stock option exercises	61,725	1,736,946
Payments for repurchase of common stock	(412,761)	(118,566)
Net cash (used in) provided by financing activities	(351,036)	1,618,380

Increase in cash and cash equivalents	11,872,339	796,106
Cash and cash equivalents at beginning of year	4,999,183	13,176,452
Cash and cash equivalents at end of period	$16,871,522	$13,972,558

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$124,256	$1,826,362

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Endo has filed a biologics license application for CCH for the treatment of cellulite with the FDA. On July 6, 2020, Endo announced that it received FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. Endo anticipates Qwo™ to be available commercially in the U.S. starting in the first half of 2021. Endo dosed the first patient in a clinical trial in plantar fibromatosis in June 2020 and adhesive capsulitis, also known as frozen shoulder, in July 2020. Adhesive capsulitis is an inflammation and thickening of the shoulder capsule due to collagen which causes decreased motion in the shoulder. Plantar fibromatosis is a non-malignant thickening of the feet’s deep connective tissue or fascia. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

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

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2019 Annual Report.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed herein and in Part I, Item 1A. Risk Factors in our 2019 Annual Report filed with the SEC on March 16, 2020 and our subsequent filings and reports, including, without limitation, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes, and third party royalties. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition,” “Provision for Income Taxes,” and “Third-Party Royalties.”

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

Licensing Revenue

We include revenue recognized from upfront licensing, sublicensing, and milestone payments in “License Revenues” in our consolidated statements of income.

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

Cash, Cash Equivalents, and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase. Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents, and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds, and corporate bonds. All investments are classified as held to maturity. As of June 30, 2020, and December 31, 2019, the amortized cost of these investments was $103.0 million and $100.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the duration of those instruments. As of June 30, 2020, and December 31, 2019, there were no recorded unrealized gains or losses on our investments as they are classified as held-to-maturity. As of June 30, 2020, and December 31, 2019, amortized cost basis of the investments approximated their fair value. For three and six months June 30, 2020, the net amount included in interest income due to the amortization of bond discounts/premiums was $266,000 and $400,000, respectively. For the three and six months ended June 30, 2019, the net amount included in interest income due to the amortization of bond discounts/premiums was $32,000 and $82,000, respectively. At June 30, 2020 and December 31, 2019, the remaining unamortized net premium / (net discount) was $341,000 and $285,000, respectively.

The schedule of maturities at June 30, 2020 and December 31, 2019 are as follows:

	Maturities as of		Maturities as of
	June 30, 2020		December 31, 2019
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$10,468,782	$2,292,620	$11,341,249	$—
Government agency bonds	3,415,943	3,500,000	11,950,738	6,231,804
US Treasury bonds	6,016,914	—	—	—
Corporate bonds	57,296,635	13,924,557	57,321,784	6,675,958
Certificates of deposit	4,982,510	1,074,101	3,626,147	3,661,262
Total	$82,180,784	$20,791,278	$84,239,918	$16,569,024

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

As of June 30, 2020, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of June 30, 2020 and December 31, 2019:

June 30, 2020	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$8,058,112	$8,058,112	$—	$—
Investments	Certificates of Deposit	6,056,611	6,056,611	—	—
Cash equivalents	Municipal Bonds	2,248,333		2,248,333
Investments	Municipal Bonds	12,761,402	—	12,761,402	—
Investments	Government Agency Bonds	6,915,943	—	6,915,943	—
Investments	US Treasury Bonds	6,016,914	—	6,016,914	—
Investments	Corporate Bonds	71,221,192	—	71,221,192	—

December 31, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$950,658	$950,658	$—	$—
Investments	Certificates of Deposit	7,287,409	7,287,409	—	—
Investments	Municipal Bonds	11,341,249	—	11,341,249	—
Investments	Government Agency Bonds	18,182,542	—	18,182,542	—
Investments	Corporate Bonds	63,997,742	—	63,997,742	—

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds, and corporate bonds.

The Company is currently dependent on one customer, Endo, which generates almost all the Company’s revenues. For the three-and six month periods ended June 30, 2020, licensing, sublicensing, milestones, and royalty revenues under the License Agreement with Endo were $3.9 million and $13.6 million, respectively and for the three and six months ended June 30, 2019, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were $8.9 million and $17.0 million, respectively.

At June 30, 2020 and December 31, 2019, our accounts receivable balances from Endo were $11.7 million and $19.1 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the six months ended June 30, 2020, we repurchased 7,573 shares at an average price of $54.50. For the six months ended June 30, 2019, there were 2,048 shares repurchased at an average price of $57.89.  The stock repurchase program terminated in May 2020.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Our accounts receivable balance is typically due from Endo, our single large specialty pharmaceutical customer. Endo has historically paid timely and has been a financially stable organization. Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of Endo were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required. We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2020 and December 31, 2019, our accounts receivable balance was $11.7 million and $19.1 million, respectively, and was from one customer, Endo.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement. No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three-and six month periods ended June 30, 2020, third-party royalty expenses were $0.1 million and $0.2 million, respectively. For the three and six month periods ended June 30, 2019, third-party royalty expenses were $0.2 million and $0.6 million, respectively. As of June 30, 2019, we have no further third-party royalties in connection with PD as the agreement has expired.

Royalty Buy-Down

On March 31, 2012, we entered into an amendment to our existing agreement with Dr. Martin K. Gelbard, dated August 27, 2008, related to our future royalty obligations in connection with PD. The amendment enables us to buy down a portion of our future royalty obligations in exchange for an initial cash payment of $1.5 million and five additional cash payments of $600,000, all of which have been paid as of January 1, 2018. Royalty obligations terminated five years after the first commercial sale, which occurred in January 2014. Accordingly, we ceased paying royalties in February 2019. The Company amortizes long-term contracts with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. Dr. Gelbard’s agreement is amortized based on an income forecast method by estimating sales of XIAFLEX® and Xiapex® for PD on an annual basis as measured by the proportion of the total estimated sales over the five year period. For the three and six months ended June 30, 2019 we amortized zero and $0.2 million related to this agreement, respectively, related to this agreement and is recorded as part of general and administrative expenses. As of both June 30, 2020 and December 31, 2019, there were no remaining capitalized balances outstanding related to this agreement.

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

Stock-Based Compensation

ASC 718, Compensation - Stock Compensation (“ASC 718”), requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock awards including stock options and common stock issued to our employees and directors under our stock plans. ASC 718 requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The fair value of each service-based restricted stock unit granted is estimated on the day of grant based on the closing price of the Company’s common stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statements of operations.  The Company recognizes forfeitures as they occur by reversing compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition in the period of the forfeiture.

Under the Company’s 2019 Omnibus Incentive Compensation Plan (the “Plan”), grants to employees, key advisors, on non-employee directors may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, or cash awards. As of June 30, 2020, options to purchase 232,187 shares of common stock and 4,036 restricted stock awards were outstanding under the Plan, and a total of 1,098,612 shares remained available for grant under the Plan. Grants under the Plan vest over periods ranging from one to four years and expire ten years from date of grant.

2019 Omnibus Incentive Compensation Plan (2019 Plan)

Restricted Stock Awards

A summary of the restricted stock awards activity during the six months ended June 30, 2020 is presented below:

		Weighted-
		Average Grant
		Date Fair Value
	Restricted Stock	Per Share
Nonvested at December 31, 2019	10,450	$60.47
Issued	5,036	55.71
Vested	(11,450)	59.60
Forfeited	—	—
Nonvested at June 30, 2020	4,036	$57.00

Stock-based compensation expense related to restricted stock awards recognized in general and administrative expense was $193,000 and $337,000 for the three month and six month periods ended June 30, 2020, respectively, and zero for the three and six month periods ended June 30, 2019, respectively.

As of June 30, 2020, there was $181,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock. This cost is expected to be recognized over the vesting periods of the restricted stock, with a weighted-average period of 1.00 year.

Stock Option Activity

For the six months ended June 30, 2020, we granted a total of 182,000 stock options with a weighted average grant date fair value of $61.37 per share.

The assumptions used in the valuation of stock options granted during the six months ended June 30, 2020 were as follows:

Six Months Ended
June 30, 2020
Risk-free interest rate	0.34% - 1.61%
Expected term of option	5.5 - 6.25 years
Expected stock price volatility	39.5% - 41.5%
Expected dividend yield	$0.0

A summary of our stock option activity during the six months ended June 30, 2020 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2019	189,187	$46.79	8.62	$1,920,684
Grants	182,000	61.37	—	—
Exercised	(1,500)	41.15	—	—
Forfeited	(137,500)	55.79	—	—
Outstanding at June 30, 2020	232,187	$56.02	8.12	$1,222,261
Exercisable at June 30, 2020	52,687	$39.70	2.50	$1,136,761

During the six-month periods ended June 30, 2020 and 2019, the Company received $0.1 million and $1.7 million, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $61.28 on June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. We have $4.3 million in unrecognized compensation cost related to stock options outstanding as of June 30, 2020, which we expect to recognize over the next 8.1 years.

Stock-based compensation expense related to stock options recognized in general and administrative expenses was a credit of $31,000 for the three months ended June 30, 2020 and $136,000 for the six month period ended June 30, 2020, and $119,000 and $260,000 for the three and six month periods ended June 30, 2019, respectively.  The credit for the three months ended June 30, 2020 was the result of the reversal of $200,000 of previously recognized stock compensation expense due to forfeitures that occurred during the period.  In addition, stock compensation expense related to restructuring associated with the acceleration of vesting of certain stock options and restricted stock units was $190,000 for the three months ended March 31, 2020 (see Note 7).

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At June 30, 2020, total property and equipment consisted of furniture and fixtures of $65,000 with an expected useful life of five years.  At December 31, 2019, all property and equipment were fully depreciated.

Comprehensive Income

For each of the three and six-month periods ended June 30, 2020 and 2019, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of June 30, 2020 and December 31, 2019, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Commitments and Contingencies

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements for the six months ended June 30, 2019 due to the short-term nature of our then-existing lease in Lynbrook, New York.

In December 2019, we recorded a right-of-use lease asset of $243,000, a short-term lease liability of $76,000, and a long-term lease liability of $167,000 associated with the lease of our new headquarters in Wilmington, Delaware.

The following table summarizes the maturity of the Company’s lease obligations on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
2020	$41,210	$75,352
2021	84,893	84,893
2022	87,428	87,428
Total lease payments	213,531	247,673
Less: interest	(8,149)	(11,560)
Total lease obligation	$205,382	$236,113

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

Total operating lease expenses amounted to $23,000 and $80,000 for the three and six month period ended June 30, 2020 and $34,000 and $67,000 for the three and six months period ended June 30, 2019, respectively.

The recent outbreak of the novel coronavirus (COVID-19) resulted in a decrease in revenues of 53% from the second quarter of 2020 as compared to the second quarter of 2019. Since XIAFLEX® is used primarily in elective procedures, which have been curtailed during the outbreak, and based on public statements made by Endo, the Company believes that the COVID-19 outbreak may have a material adverse effect on its business and financial results until the easing of the restrictions that have been imposed as a result of the outbreak.

On June 12, 2020, the Company filed an arbitration demand against the Research Foundation of the State University of New York for and on behalf of Stony Brook University (“Research Foundation”) seeking a declaration that one of its former employees is a co-inventor of the Research Foundation’s patent for the treatment of cellulite (U.S. Patent No. 10,123,959, which has an expiration date of February 7, 2027), and challenging the Research Foundation’s prospective rights to royalties under the Cellulite License Agreement dated August 23, 2007, which is described in the Company’s most recent annual report on Form 10-K.  This is a private and confidential arbitration administered by the American Arbitration Association.  On July 9, 2020, the Research Foundation filed a response, denying the allegations of the demand and making a counterclaim alleging principally that the Company is in breach of its obligations under the Cellulite License Agreement.  The Company has responded to the counterclaim, denying the allegations and requesting judgment in its favor on all claims.  However, should the Research Foundation prevail in this arbitration, it could have a material adverse effect on the Company’s future financial results.   See “Subsequent Events” (Note 8) for disclosure concerning FDA approval and postponement of commercial launch of the cellulite indication.

Stockholders’ Equity

At the Company’s annual meeting of stockholders held on June 12, 2020 (the “2020 Annual Meeting”), the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 10,000,000 shares to 15,000,000 shares.

On April 10, 2020, the Board approved an amendment to the Company's Rights Agreement, dated as of May 14, 2002 and amended June 19, 2003, February 3, 2011, March 5, 2014, May 27, 2016, and May 11, 2018 (the “Original Rights Agreement”), by and between the Company and Worldwide Stock Transfer, LLC (successor in interest to OTC Corporate Transfer Service Company), as rights agent (the “Rights Agent”). The amendment, which was subsequently executed on that date by the Company and the Original Rights Agent, changes the Final Expiration Date (as defined in the Original Rights Agreement) of the rights under the Original Rights Agreement (the “Original Rights”) from the close of business on May 31, 2020 to the close of business on April 10, 2020. As a result, the Original Rights have expired, and the Original Rights Agreement terminated.

Also, on April 10, 2020, the Board approved and adopted a Rights Agreement, dated as of April 10, 2020 (the “Rights Agreement”), by and between the Company and the Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock, par value $0.001, of the Company (each, a “Common Share" and, collectively, the “Common Shares”). The Rights are distributable to stockholders of record as of the close of business on April 21, 2020 (the “Record Date”). One Right also will be issued together with each Common Share issued by the Company after April 21, 2020, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date.

Generally, the Rights Agreement works by causing substantial dilution to any person or group that acquires beneficial ownership of twenty percent (20%) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. The Rights Agreement also does not prevent the Board from considering any offer that it considers to be in the best interest of its stockholders.

A proposal to ratify the adoption by the Board of the Rights Agreement was approved by the stockholders at the Company’s 2020 Annual Meeting.

3.	NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock awards using the treasury stock method. For the three-and six month periods ended June 30, 2020, there were 24,304 and 23,692, respectively of common equivalent shares attributable to stock options and restricted stock awards that were included in the calculation of diluted net income per share. For the three and six month periods ended June 30, 2019 there were 41,428 and 51,345, respectively, of common equivalent shares attributable to stock options that were included in the calculation of diluted net income per share. There were 186,036 and 198,536 stock options and restricted stock awards excluded from the calculation of diluted net income per share for the three and six month periods ended June 30, 2020, respectively, because their effects are anti-dilutive. There were 63,750 stock options to purchase shares excluded from the calculation of diluted net income per share for the three and six month periods ended June 30, 2019, because their effects are anti-dilutive.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Trade accounts payable	$346,270	$197,077
Accrued legal and other professional fees	883,069	330,787
Accrued payroll, severance, and related costs	638,089	209,330
Third-party royalties	62,000	228,000
Restructuring accrual	59,678	—
Other accruals	100,950	33,215
Total	$2,090,056	$998,409
5.

5.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of June 30, 2020 and December 31, 2019, no impairment existed, and no adjustments were warranted.

No costs were capitalized for the three and six months ended June 30, 2020, as compared to $93,000 for three and six months ended June 30, 2019, respectively. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	June 30,	December 31,
	2020	2019
Patents	$1,272,625	$1,272,625
Accumulated amortization	(740,636)	(699,348)
	$531,989	$573,277

The amortization expense for patents for the three and six months ended June 30, 2020 was $20,000 and $41,000 respectively, and for the three and six months ended June 30, 2019 was $24,000 and $43,000, respectively. The estimated aggregate amortization expense for the remaining six months of 2020 and each of the years below is as follows:

July 1, 2020 – December 31, 2020	$41,300
2021	65,400
2022	65,400
2023	65,400
2024	65,400
Thereafter	229,100
6.

6.PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. The provision for income taxes for the three and six month periods ended June 30, 2020 was $24,000 and $1.2 million, respectively, and for the three and six month periods ended June 31, 2019 was $1.1 million and $2.2 million, respectively. As of June 30, 2020 and December 31, 2019, our net deferred tax liabilities were $0.4 and $0.6 million, respectively.

The estimated effective tax rate for the three and six months ended June 30, 2020 was 17% and 21%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 plus the effects, if any, of certain discrete items occurring in 2020.

The estimated effective tax rate for the three and six months ended June 30, 2019 was 14% and 17%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects, if any, of certain discrete items occurring in 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including, among other things, (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid taxes. The income tax provisions of the CARES Act had limited applicability to the Company as of June 30, 2020, and therefore, the enactment of the CARES Act did not have a material impact on the Company’s consolidated financial statements as of, and for the three and six months ended, June 30, 2020. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretative guidance becomes available.

7.	RESTRUCTURING AND SEPARATION COSTS

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

As a result, we recorded a one-time restructuring charge of $1.1 million in the first quarter of fiscal 2020. The restructuring charge is associated with $0.9 million of one-time termination benefits that we expect to pay out in cash over a period of six months and $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units. The estimated liability for termination benefits was recorded at fair value during the first quarter of 2020 as a current liability in the consolidated balance sheet. These termination benefits consist of severance payments, reimbursement of benefits payments, and guaranteed consulting payments. Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations are as follows:

Six Months Ended
June 30,
2020
Restructuring accrual, January 1, 2020	$—
Termination costs	1,070,024
Facility exit costs	76,020
Payments	(895,934)
Stock compensation expense charged to additional paid-in-capital	(190,432)
Restructuring accrual, June 30, 2020	$59,678

On April 6, 2020, the Company and Mr. J. Kevin Buchi mutually agreed that Mr. Buchi would step down as Chief Executive Officer and as a director of the Company, effective immediately. The Company and Mr. Buchi have entered into a separation agreement that details the termination benefits to which he is entitled. The Company recorded $0.6 million in separation costs related to this agreement in general and administrative expenses for the three and six months ended June 30, 2020. The remaining accrual of $0.5 million at June 30, 2020 is included in accounts payable and accrued expenses and will be paid out over the next 9 months.

8. SUBSEQUENT EVENTS

On July 6, the FDA granted approval of the cellulite indication, but Endo has postponed the commercial launch until the first half of 2021, citing the effects of the COVID-19 pandemic on the market for aesthetic treatments. The Company reiterates its policy stated in its most recent annual report on Form 10-K  not to announce publicly royalty rates for potential future indications under development before commercialization. It is important to emphasize that in-licensing royalty rates vary from indication to indication and it should not be assumed that the in-licensing royalty rates for potential future indications will be the same as those for currently marketed indications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and is qualified by reference to them.

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

We maintain intellectual property with respect to injectable CCH that treats, among other indications, Dupuytren’s contracture (“DC”), Peyronie’s disease (“PD”), cellulite, frozen shoulder syndrome, plantar fibromatosis, and uterine fibroids. Injectable CCH currently is marketed in the U.S. by our partner Endo under the trademark XIAFLEX® for the treatment of both DC and PD. XIAFLEX® is the first and only FDA-approved nonsurgical treatment for these two indications. We generate revenue primarily from our license agreement with Endo, under which we receive license, sublicense income, royalties, milestones and mark-up on cost of goods sold payments related to the sale, regulatory submissions and approval of XIAFLEX®.

Endo filed a biologics license application for CCH for the treatment of cellulite with the FDA. On July 6, 2020, Endo announced that it received FDA approval of Qwo™ (collagenase clostridium histolyticum- aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. Endo anticipate Qwo™ to be available commercially in the U.S. starting in the first half of 2021. Endo dosed the first patient in a clinical trial in plantar fibromatosis in June 2020 and adhesive capsulitis, also known as frozen shoulder, in July 2020. Adhesive capsulitis is an inflammation and thickening of the shoulder capsule due to collagen which causes decreased motion in the shoulder. Plantar fibromatosis is a non-malignant thickening of the feet’s deep connective tissue or fascia. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

We have developed injectable CCH for 12 clinical indications to date. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

Second Quarter Highlights and Outlook

●	Royalty revenues from XIAFLEX for the quarter decreased by 56% primarily as a result of physician office closures and a decline in patients electing to be treated due to the COVID-19 pandemic. Endo expects revenues to begin to recover during the remainder of 2020 as physician and patient activities continue returning toward pre-COVID-19 levels.
●	In July 2020, Qwo™ (collagenase clostridium histolyticum-aaes), the first and only U.S Food and Drug Administration (FDA)-approved injectable treatment for cellulite was approved by the FDA. Endo’s commercial launch is expected to occur in the first half of 2021.
●	Endo dosed the first patient in a clinical trial in plantar fibromatosis in June 2020 and adhesive capsulitis, also known as frozen shoulder, in July 2020. Plantar fibromatosis is a non-malignant thickening of the feet's deep connective tissue or fascia that occurs in five to 11 percent of the adult population in the U.S. Adhesive capsulitis is an inflammation and thickening of the shoulder capsule due to collagen which causes decreased motion in the shoulder that occurs in two to five percent of the adult population in the U.S. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

Impact of COVID-19

The outbreak of COVID-19 has adversely impacted the U.S. and global economies. Our revenues declined by 56% from the second quarter of 2020 as compared to the second quarter of 2019 as a result of royalties associated with lower net sales due to the impact of COVID-19, including, but not limited to the effect of significant office closures and less office visits for physician-administered products. Based on public disclosures made by Endo, we currently anticipate that revenues from our license agreement with Endo will begin to recover during the remainder of 2020 as patient activities return to pre-COVID-19 levels. We also currently expect full year 2020 revenues to decline compared to full-year 2019 revenues.

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Part II, Item 1A. herein, under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Item 1A. of Part 1 of our 2019 Annual Report.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by

Endo, and on various other assumptions that we believe are reasonable under the circumstances. The financial information at June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2019 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2019 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three and six month periods ended June 30, 2020, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three-month period ended June 30, 2020 were $3.9 million as compared to $8.9 million in the corresponding 2019 period, representing a decrease of $4.9 million or 56%. The decrease in total revenues for the quarterly period was primarily due to royalties associated with lower net sales due to the impact of COVID-19, including, but not limited to the effect of significant office closures and less office visits for physician-administered products.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs, and overhead. R&D expenses also consist of third-party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three month periods ended June 30, 2020 and 2019, R&D expenses were $160,000 and $161,000, respectively.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. The Company and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids. Costs related to the uterine fibroids program for the three months ended June 30, 2019 were $66,127. There were no costs associated with the uterine fibroids program in the 2020 period.

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

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

●	the nature, timing, and estimated costs of the efforts necessary to complete the development of our drug candidate projects;
●	the anticipated completion dates for such drug candidate projects;
●	the scope, rate of progress, and cost of such clinical trials that we may commence in the future with respect to such drug candidate projects;
●	the scope, rate of progress of preclinical studies, and other R&D activities related to such drug candidate projects;
●	clinical trial results for such drug candidate projects;
●	the cost of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights relating to such drug candidate projects;
●	the terms and timing of any strategic alliance, licensing, and other arrangements that we have or may establish in the future relating to our drug candidate projects;

●	costs relating to future product opportunities;
●	the cost and timing of regulatory approvals with respect to such drug candidate projects; and
●	the cost of establishing clinical supplies for our drug candidate projects.

We believe that our current resources and liquidity are sufficient to advance our current clinical and R&D projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, consultant costs, legal fees, investor relations, professional fees, and overhead costs. General and administrative expenses for the three-month periods ended June 30, 2020 and 2019 were $4.0 million and $1.7 million, respectively. Increases in general and administrative expenses was mainly due to an increase in headcount and associated compensation costs, separation costs, legal fees, stock compensation expense, consulting fees, and directors fees, partially offset by lower third-party royalties associated with XIAFLEX®.

Other Income

Other income for the three months ended June 30, 2020 was $391,000 compared to $517,000 in the corresponding 2019 period. Other income consists of interest earned on our investments.  The decrease is due to lower returns on investments in the 2020 period as compared to the 2019 period.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business including stock-based compensation, revenue and leases. For the three-month period ended June 30, 2020, our provision for income taxes was $24,000. Our deferred tax liabilities as of June 30, 2020 were $0.4 million. The estimated effective tax rate for the three months ended June 30, 2020 was 17% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 plus the effects of certain discrete items occurring in 2020. For the three-month period ended June 30, 2019, our provision for income taxes was $1.1 million. Our deferred tax assets as of June 30, 2019 were $0.2 million. Our effective tax rate for the three months ended June 30, 2019 was 14%. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended June 30, 2020, we recorded net income of $0.1 million, or $0.02 per basic common share and $0.02 per diluted common share, compared to a net income of $6.4 million, or $0.88 per basic common share and $0.87 per diluted common share, for the same period in 2019.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Revenues

We generate revenue primarily from royalties under the License Agreement and, to a lesser degree, licensing fees, sublicensing fees, and milestones.

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the six month period ended June 30, 2020 were $13.6 million as compared to $17.0 million in the corresponding 2019 period, representing a decrease of $3.4 million, or 20%. The decrease in total revenues was primarily due to royalties associated with lower net sales due to the impact of COVID-19, including, but not limited  to the effect of significant office closures and less office visits for physician-administered products.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the six month periods ended June 30, 2020 and 2019, R&D expenses were $0.3 million and $0.3 million, respectively, and in each case, are primarily related to the development work associated with our clinical, preclinical and other R&D programs.

We manage the development of XIAFLEX® for uterine fibroids and initiate the development of XIAFLEX® in new potential indications, not licensed by Endo. We presented data from the Phase 1 clinical trial of CCH for the treatment of uterine fibroids at the 66th Annual Meeting of the Society of Reproductive Investigation on March 14, 2019 in Paris, France. This presentation follows positive top-line results announced in October 2018 demonstrating that CCH significantly reduced collagen content in uterine fibroids. We intend to use the Phase 1 data to inform the development of future clinical studies. The Company and its clinical partners continue to analyze the full Phase 1 data to guide the design of a Phase 2 study of CCH for the treatment of uterine fibroids.

The successful development of drugs is inherently difficult and uncertain.  Our business requires investments in R&D over many years, often for drug candidates that may fail during the R&D process. Even if the Company is able to successfully complete the development of our drug candidates, our long-term prospects depend upon our ability and the ability of our partners, particularly with respect to XIAFLEX® to continue to commercialize these drug candidates.

There is significant uncertainty regarding our ability to successfully develop drug candidates in other indications. These risks include the uncertainty of:

●	the nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidate projects;
●	the anticipated completion dates for our drug candidate projects;
●	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future with respect to our drug candidate projects;
●	the scope, rate of progress of our preclinical studies and other R&D activities related to our drug candidate projects;
●	clinical trial results for our drug candidate projects;
●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our drug candidate projects;
●	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our drug candidate projects;
●	the cost and timing of regulatory approvals with respect to our drug candidate projects; and
●	the cost of establishing clinical supplies for our drug candidate projects.

We believe that our current resources and liquidity are sufficient to advance our current clinical and R&D projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the six months ended June 30, 2020 and 2019 were $7.2 million and $4.6 million, respectively. The increase in general and administrative expenses was mainly due to increased legal fees, an increase in headcount and associated payroll costs, separation costs, stock compensation expense and directors fees, partially offset by lower third party royalties associated with XIAFLEX®.

Restructuring Charges

On January 7, 2020, we announced that we would be relocating our corporate headquarters from Lynbrook, New York to Wilmington, Delaware as of April 7, 2020. On January 6, 2020, in connection with the relocation, we notified five employees and one consultant that their services would no longer be required effective March 31, 2020. On March 23, 2020, the five employees and one consultant were given separation agreements detailing the termination benefits to which they would be entitled. As a result, we recorded a one-time restructuring charge of $1.1 million in the first quarter of fiscal 2020. The restructuring charge is primarily associated with $0.9 million of one-time termination benefits that we expect to pay out in cash over the six- month period beginning April 2020 and $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units.

Other Income

Other income for the six months ended June 30, 2020 was $0.9 million compared to $1.0 million in the corresponding 2019 period. Other income consists of interest earned on our investments.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business including stock-based compensation, revenue and leases. For the six month period ended June 30, 2020, our provision for income taxes was $1.2 million. Our deferred tax liabilities as of June 30, 2020 were $0.4 million. The estimated effective tax rate for the six months ended June 30, 2020 was 21% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2020 plus the effects of certain discrete items occurring in 2020.  For the six month period ended June 30, 2019, our provision for income taxes was $2.2 million. Our deferred tax assets as of June 30, 2019 were $0.2 million. The estimated effective tax rate for the three months ended June 30, 2019 was 17% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including current period stock option exercises.

Net Income

For the six months ended June 30, 2020, we recorded net income of $4.6 million, or $0.63 per basic common share and $0.63 per diluted common share, compared to a net income of $10.8 million, or $1.49 per basic common share and $1.48 per diluted common share, for the same period in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock.

At June 30, 2020 and December 31, 2019, we had cash and cash equivalents and investments in the aggregate of $119.8 million and $105.8 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

On June 26, 2020, we filed a shelf registration statement on Form S-3, which we subsequently amended on July 15, 2020, relating to the sale, from time to time, in one or more transactions, of up to $200,000,000 of common stock, preferred stock, debt securities, warrants, and units (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective on July 17, 2020.  As of July 31, 2020, $200,000,000 remained available for issuance under the Shelf Registration Statement.  As set forth in the Shelf Registration Statement, the Company expects to use a substantial portion of the net proceeds from the sale of securities under the Shelf Registration Statement for general corporate purposes; the Company, however, has not allocated the net proceeds for specific purposes.

Net cash provided by operating activities for the six months ended June 30, 2020 was $14.8 million as compared to $9.8 million in the 2019 period. Net cash provided by operating activities in the 2020 period was primarily attributable to our net income plus a reduction in accounts receivable of $7.4 million and increases in accounts payable, accrued expenses and lease obligation of $1.1 million and an increase in income taxes payable of $1.3 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.9 million included amortization of patent costs and bond premiums and discounts, deferred tax benefits, and stock-based compensation expense. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income partially offset by a reduction in accounts payable and accrued expenses of $1.1 million and an increase in prepaid expenses of $0.4 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.6 million included amortization of patent costs and bond premiums and discounts and stock-based compensation expense.

Net cash used in investing activities for the six months ended June 30, 2020 was $2.6 million as compared to net cash used in investing activities of $10.7 million for the corresponding 2019 period. The net cash used in investing activities in the

2020 period reflects the investment of $63.1 million and the maturing of $60.6 million in marketable securities. The net cash used in investing activities in the 2019 period reflects the investment of $53.1 million and the maturing of $42.5 million in marketable securities.

Net cash used in financing activities for the six months ended June 30, 2020 was $0.4 million as compared to net cash provided by financing activities of $1.6 million in the corresponding 2019 period. In the 2020 period, net cash used in financing activities was due to the repurchase of $0.4 million of our common stock under our stock repurchase program partially offset by proceeds received from stock option exercises of $62,000. In the 2019 period, net cash provided by financing activities was due to proceeds received from stock option exercises of $1.7 million partially offset by the repurchase of $0.1 million of our common stock under our stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company (“Management”), including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 12, 2020, the Company filed an arbitration demand against the Research Foundation of the State University of New York for and on behalf of Stony Brook University (“Research Foundation”) seeking a declaration that one of its former employees is a co-investor of the Research Foundation’s patent for the treatment of cellulite (U.S. Patent No. 10,123,959, which has an expiration date of February 7, 2027), and challenging the Research Foundation’s prospective rights to royalties under the Cellulite License Agreement dated August 23, 2007, which is described in the Company’s 2019 Annual Report.  This is a private and confidential arbitration administered by the American Arbitration Association. On July 9, 2020, the Research Foundation filed a response denying the allegations of the demand and making a counterclaim alleging principally that the Company is in breach of its obligations under the Cellulite License Agreement.  The Company has responded to the counterclaim, denying the allegations and requesting judgment in its favor on all claims.  However, should the Research Foundation prevail in this arbitration, it could have a material adverse effect on the Company’s future financial results.  See Note 8, “Subsequent Events,” for disclosure concerning FDA approval and postponement of commercial launch of the cellulite indication.

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

The continued spread of COVID-19 globally could materially and adversely impact our operations including without limitation, future clinical trial operations, regulatory approval and the timing thereof, the operations of our collaboration partners, travel, and employee health and availability which may have a material and adverse effect on our business, financial condition, and results of operations. Specifically, depending upon the length and severity of the pandemic, COVID-19 could impact:

●	Our future clinical trial plans, specifically with respect to uterine fibroids;
●	Endo’s development programs for the CCH treatment of plantar fibromatosis and adhesive capsulitis;
●	Endo’s commercialization and launch of CCH treatment for cellulite which has already been postponed until 2021 because of the pandemic; and
●	Endo’s ability to manufacture, market, and sell XIAFLEX® with respect to DC and PD.

In addition, a recession, depression or other sustained adverse market event could materially and adversely affect the financial markets, our business, the value of our common stock and our royalty streams. The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted.

COVID-19 could materially and adversely affect Endo’s business, which in turn would impact our business.

As we are dependent upon revenue from Endo, Endo’s operating success or failure has a significant impact on our potential royalty stream and other payment rights. Accordingly, the following impacts of COVID-19 on Endo’s business, could materially affect our business.

In response to public health directives and orders, Endo has implemented alternative working practices and work-from-home requirements for appropriate employees, as well as social distancing, modified schedules, shift rotation, and other similar policies at its manufacturing facilities. Endo launched a hybrid approach selling model as of June 1, 2020 for its field employees, which allows virtual and/or live engagement with healthcare providers and other customers. Endo has also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders, have had an impact on Endo’s business and may in the future materially disrupt its business (including its manufacturing and supply chain operations by significantly reducing its output), negatively impacting its productivity, and delaying its product development programs.

COVID-19 may have significant impacts on third-party arrangements, including those with Endo’s manufacturing, supply chain, and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of Endo’s third-party providers to meet their obligations to Endo on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Due to these disruptions and other factors, including changes in Endo’s workforce availability, Endo’s ability to meet its obligations to third-party distribution partners may be negatively impacted. As a result, Endo has delivered, and in the future Endo or its third-party providers may deliver, notices of the occurrence of a force majeure or similar event under certain of its third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Further, the publicity of any such dispute could harm Endo’s reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in Endo’s operations. Such disruptions could be acute with respect to certain of its raw material suppliers where Endo may not have readily accessible alternatives or alternatives may take longer to source than usual. Any of these disruptions could harm Endo’s ability to manufacture XIAFLEX®.

Endo has experienced, and expects to continue to experience, changes in customer demand as the COVID-19 pandemic evolves. The current economic crisis and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use XIAFLEX®. For example, during the last two weeks of the first quarter of 2020 and continuing into the second quarter of 2020, XIAFLEX® began experiencing significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic.

Additionally, Endo’s product development programs have been, and may continue to be, adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs, and additional challenges in Endo’s product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, Endo may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on its applications and products in development could be subject to delays beyond Endo’s control as regulators such as the FDA focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, Endo has moved the anticipated product launch of Qwo™ to the first half of 2021. In addition, Endo has assessed, and expects to continue to assess, the timeline for the development and commercialization of other products, which could include CCH treatment for frozen shoulder and plantar fibromatosis.

The magnitude of the effect of COVID-19 on Endo’s business will depend, in part, on the length and severity of the restrictions (including the effects of recent “re-opening” actions and plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on Endo’s ability to conduct its business in the ordinary course. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2019 Annual Report and under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended June 30, 2020, we did not issue any unregistered shares of securities.

Issuer Purchases of Equity Securities

On May 23, 2019, the Company announced the authorization of a new stock repurchase program under which we can repurchase up to $4 million of our outstanding common stock. Pursuant to the repurchase program, from time to time we repurchase stock through a broker in the open market, provided that the timing, actual number and price per share of the common stock to be purchased will be subject to market conditions, applicable legal requirements, including Rule 10b-18 of the Exchange Act, and various other factors.  The stock repurchase program terminated in May 2020.

The following table presents a summary of share repurchases made by us during the six months ended June 30, 2020.

				Maximum
			Total Number of	Number (or
			Shares	Dollar Value) of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased (1)	Per Share (2)	Announced Plan	under the Plan (3)
Remaining balance as of December 31, 2019				$3,379,349
January 1, 2020 – January 31, 2020	1,709	$56.66	13,096	3,282,509
February 1, 2020 – February 29, 2020	848	$61.39	13,944	3,230,446
March 1, 2020 – March 31, 2020	1,510	$47.77	15,454	3,158,318
April 1, 2020 – April 30, 2020	2,677	$53.93	18,131	3,013,957
May 1, 2020 – May 31, 2020	829	$57.14	18,960	$2,966,587
Total	7,573
(1)	The purchases were made in open-market transactions in compliance with Exchange Act Rule 10b-18 or under the company’s 10b-18 plan.
(2)	Includes commissions paid, if any, related to the stock repurchase transactions.
(3)	On May 23, 2019, we announced that our Board of Directors had authorized the repurchase of up to $4.0 million of our common stock under the stock repurchase program. This program terminated in May 2020.

Item 6. Exhibits

3.1

Certificate of Designation of Series C Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 10, 2020 (File No. 001-34236))

3.2	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3 (File No. 333-239484))

4.1

Rights Agreement, dated as of April 10, 2020, by and between the Company and Worldwide Stock Transfer, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 10, 2020 (File No. 001-34236))

10.1

Separation of Employment Agreement and General Release, dated April 6, 2020, by and between the Company and J. Kevin Buchi (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020 (File No. 000-19879))

10.2

Letter Agreement, dated April 6, 2020, by and between the Company and Joseph Truitt (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020 (File No. 000-19879))

10.3

Employment Agreement, dated May 7, 2020, by and between the Company and Joseph Truitt (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020 (File No. 000-19879))

10.4

Confidentiality and Inventions Assignment Agreement, dated April 1, 2020, by and between the Company and Joseph Truitt (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020 (File No. 000-19879))

10.5*	Amendment to Letter Agreement, dated June 4, 2020, by and between the Company and Patrick Hutchison

10.6*	Employment Agreement, dated June 19, 2020, by and between the Company and Alex Monteith

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxanomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101
*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSPECIFICS TECHNOLOGIES CORP.

Date: August 10, 2020	/s/ Joseph Truitt
Joseph Truitt
Chief Executive Officer and Principal Executive Officer