Form 10-Q
period 2020-09-30
BIOSPECIFICS TECHNOLOGIES CORP
filed 2020-11-09
CIK 875622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 7,344,955 shares of Common Stock, par value $0.001 per share, outstanding.

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

Introductory Comments – Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of, and made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, expected revenue growth, and the assumptions underlying or relating to such statements, are “forward-looking statements.” The forward-looking statements in this Quarterly Report on Form 10-Q include statements concerning, among other things, (i) the opportunity for minimally invasive non-surgical treatment XIAFLEX® in several potential pipeline indications; (ii) whether and when the Company will receive from Endo the results of their full commercial assessment and analysis regarding XIAFLEX® research and development (R&D) pipeline; (iii) the Company’s ability to achieve its future growth initiatives with regard to Dupuytren’s Contracture and Peyronie’s disease; (iv) the expansion of the market for XIAFLEX® through future growth initiatives; (v) whether treating uterine fibroids with XIAFLEX® will achieve the advantages over major surgery identified by the Company; (vi) Endo’s interest in currently unlicensed indications, including capsular contracture of the breast, Dercum’s disease, knee arthrofibrosis, urethral strictures, hypertrophic scars and keloids; (vii) whether XIAFLEX® will be the only U.S. Food and Drug Administration (FDA) approved nonsurgical therapy for frozen shoulder (adhesive capsulitis); (viii) the projected receipt of payments from Endo and sublicense income payments based on Endo’s partnerships; (ix)  the strength of the Company’s IP portfolio; (x) the timing and successful completion of the Merger (as defined below); (xi) future litigation relating to the Offer (as defined below) and/or the Merger; and (xii) the impacts of the novel coronavirus (COVID-19) global pandemic, including, without limitation, the impact of COVID-19 on the health and welfare of Endo’s and our employees and on Endo’s and our businesses (including any response to COVID-19 such as anticipated return to historical purchasing decisions by Endo’s customers, the economic impact of COVID-19, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact Endo’s and/or our operations and the ability of Endo’s manufacturing facilities and suppliers to fulfill their obligations to Endo).

In some cases, these statements can be identified by forward-looking words such as "expect," "plan," "anticipate," "potential," "estimate," "can," "will," "continue," “believe,” the negative or plural of these words, and other similar expressions. These forward-looking statements are predictions based on the Company’s current expectations and the Company’s projections about future events and various assumptions. There can be no assurance that the Company will realize its expectations or that the Company’s beliefs will prove correct. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to: the timing of regulatory filings and action; the ability of Endo to achieve its objectives for XIAFLEX® and Qwo™; the market for XIAFLEX®  in, and timing, initiation, and outcome of clinical trials for, additional indications, which will determine the amount of milestone, royalty, mark-up on cost of goods sold, license, and sublicense income that the Company may receive; the potential of XIAFLEX® to be used in additional indications; Endo modifying its objectives or allocating resources other than to XIAFLEX® and Qwo™; the risks and uncertainties inherent in the Offer and the Merger, including, among other things, regarding how many of the Company’s stockholders will tender their shares in the Offer, the possibility that competing offers will be made, the ability to obtain requisite regulatory approvals relating to the acquisition, the ability to satisfy the conditions to the closing of the Offer and the Merger, the expected timing of the Offer and the Merger, the risk of litigation relating to the transaction, including resulting expense or delay, difficulties or unanticipated expenses in connection with integrating the Company’s operations into Endo’s and the possibility that anticipated synergies and other benefits of the transaction will not be realized in the amounts anticipated within the expected timeframe or at all; the impacts of the novel coronavirus (COVID-19) global pandemic (such as, without limitation, the scope and duration of the pandemic and the resulting economic crisis and levels of unemployment, governmental actions and restrictive measures implemented in response, material delays and cancellations of certain medical procedures, potential manufacturing and supply chain disruptions and other potential impacts to Endo’s and/or our business as a result of COVID-19); and other risk factors identified herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), specifically in Part I, Item IA of the 2019 Annual Report under the heading “Risk Factors” and under the section “Management’s Discussion and Analysis”, and in the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2020 and June 30, 2020. Additionally, the prolonged impact of COVID-19 could heighten the impact of one or more of such risk factors. All forward-looking statements included in this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2020 are made as of the date hereof, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and, except as may be required by law, we assume no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BioSpecifics Technologies Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,873,726	$4,999,183
Short term investments	83,844,739	84,239,918
Accounts receivable	13,593,641	19,065,919
Prepaid expenses and other current assets	1,757,250	966,456
Total current assets	102,069,356	109,271,476

Long-term investments	34,321,898	16,569,024
Property and equipment, net	61,366	—
Operating lease right-of-use asset	181,783	239,491
Patent costs, net	511,345	573,277
Other assets	124,348	—
Total assets	$137,270,096	$126,653,268

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,461,380	$998,409
Income tax payable	—	354,984
Current portion of lease obligation	79,770	69,099
Total current liabilities	1,541,150	1,422,492

Lease obligation	106,500	167,014
Deferred tax liability, net	307,457	572,660
Total liabilities	1,955,107	2,162,166

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.50 par value, 700,000 shares authorized (150,000 shares designated as Series A Convertible Redeemable Preferred Stock and 10,000 shares designated as Series C Junior Participating Preferred Stock); none outstanding	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 7,826,180 and 7,813,230 shares issued, 7,344,955 and 7,339,578 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	7,826	7,813
Additional paid-in capital	40,591,223	39,355,797
Retained earnings	106,647,736	96,646,527
Treasury stock, 481,225 and 473,652 shares at cost as of September 30, 2020 and December 31, 2019, respectively	(11,931,796)	(11,519,035)
Total stockholders' equity	135,314,989	124,491,102
Total liabilities and stockholders’ equity	$137,270,096	$126,653,268

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Income Statements

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Royalties	$9,255,864	$9,442,253	$22,827,933	$26,424,380
License revenues	2,000,000	—	2,000,000	—
Total revenues	11,255,864	9,442,253	24,827,933	26,424,380

Costs and expenses:
Research and development	179,450	143,185	461,881	454,042
General and administrative	3,064,484	1,978,078	10,226,391	6,613,362
Milestone fee	1,500,000	—	1,500,000	—
Restructuring charges	—	—	1,146,045	—
Total costs and expenses	4,743,934	2,121,263	13,334,317	7,067,404
Operating income	6,511,930	7,320,990	11,493,616	19,356,976

Other income:
Interest income	264,641	504,909	1,135,238	1,471,489

Income before income tax expense	6,776,571	7,825,899	12,628,854	20,828,465
Provision for income tax expense	(1,389,964)	(1,552,966)	(2,627,645)	(3,712,477)
Net income	$5,386,607	$6,272,933	$10,001,209	$17,115,988

Basic net income per share	$0.73	$0.86	$1.36	$2.34
Diluted net income per share	$0.73	$0.85	$1.36	$2.33

Shares used in computation of basic net income per share	7,344,955	7,334,212	7,340,046	7,306,665
Shares used in computation of diluted net income per share	7,366,768	7,359,034	7,363,373	7,347,701

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Statements of Stockholders’ Equity

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - December 31, 2019	7,813,230	$7,813	$39,355,797	$96,646,527	$(11,519,035)	$124,491,102
Issuance of common stock upon vesting of restricted stock units	11,450	11	(11)	—	—	—
Issuance of common stock upon stock option exercise	1,500	2	61,723	—	—	61,725
Stock compensation expense	—	—	1,173,714	—	—	1,173,714
Repurchases of common stock	—	—	—	—	(412,761)	(412,761)
Net income	—	—	—	10,001,209	—	10,001,209
Balances - September 30, 2020	7,826,180	$7,826	$40,591,223	$106,647,736	$(11,931,796)	$135,314,989

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - June 30, 2020	7,826,180	$7,826	$40,080,279	$101,261,129	$(11,931,796)	$129,417,438
Stock compensation expense	—	—	510,944	—	—	510,944
Net income	—	—	—	5,386,607	—	5,386,607
Balances - September 30, 2020	7,826,180	$7,826	$40,591,223	$106,647,736	$(11,931,796)	$135,314,989

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - December 31, 2018	7,738,167	$7,738	$36,302,446	$72,176,719	$(10,898,383)	$97,588,520
Issuance of common stock upon stock option exercise	73,063	73	2,133,323	—	—	2,133,396
Stock compensation expense	—	—	520,387	—	—	520,387
Repurchases of common stock	—	—	—	—	(357,289)	(357,289)
Net income	—	—	—	17,115,988	—	17,115,988
Balances - September 30, 2019	7,811,230	$7,811	$38,956,156	$89,292,707	$(11,255,672)	$117,001,002

			Additional			Stockholders’
	Common Stock		Paid in	Retained	Treasury	Equity
	Shares	Amount	Capital	Earnings	Stock	Total
Balances - June 30, 2019	7,796,230	$7,796	$38,299,800	$83,019,774	$(11,016,949)	$110,310,421
Issuance of common stock upon stock option exercise	15,000	15	396,435	—	—	396,450
Stock compensation expense	—	—	259,921	—	—	259,921
Repurchases of common stock	—	—	—	—	(238,723)	(238,723)
Net income	—	—	—	6,272,933	—	6,272,933
Balances - September 30, 2019	7,811,230	$7,811	$38,956,156	$89,292,707	$(11,255,672)	$117,001,002

See accompanying notes to condensed consolidated financial statements.

BioSpecifics Technologies Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$10,001,209	$17,115,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,037	256,610
Stock-based compensation expense	1,173,714	520,387
Deferred tax expense (benefit)	(265,203)	199,908
Non-cash lease expense	57,708	—
(Accretion) amortization of bond (discount) premium	790,006	(53,735)
Changes in operating assets and liabilities:
Accounts receivable	5,472,278	(1,250,070)
Income tax payable	(354,984)	(949,791)
Prepaid expenses and other assets	(915,142)	(189,959)
Patent costs	—	(189,704)
Accounts payable, accrued expenses and lease obligation	413,127	(921,360)
Net cash provided by operating activities	16,442,750	14,538,274

Cash flows from investing activities:
Purchases of property and equipment	(69,470)	—
Maturities of marketable investments	87,283,693	76,636,059
Purchases of marketable investments	(105,431,394)	(93,357,599)
Net cash used in investing activities	(18,217,171)	(16,721,540)

Cash flows from financing activities:
Proceeds from stock option exercises	61,725	2,133,396
Payments for repurchase of common stock	(412,761)	(357,289)
Net cash (used in) provided by financing activities	(351,036)	1,776,107

Decrease in cash and cash equivalents	(2,125,457)	(407,159)
Cash and cash equivalents at beginning of year	4,999,183	13,176,452
Cash and cash equivalents at end of period	$2,873,726	$12,769,293

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$3,473,278	$4,462,362

See accompanying notes to condensed consolidated financial statements.

BIOSPECIFICS TECHNOLOGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Endo has filed a biologics license application for CCH for the treatment of cellulite with the FDA. On July 6, 2020, Endo announced that it received FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. Endo anticipates Qwo™ to be available commercially in the U.S. starting in spring 2021. In July 2020, Endo dosed the first patient in a clinical trial in plantar fibromatosis in June 2020 and adhesive capsulitis, also known as frozen shoulder. Adhesive capsulitis is an inflammation and thickening of the shoulder capsule due to collagen, which causes decreased motion in the shoulder. Plantar fibromatosis is a non-malignant thickening of the feet’s deep connective tissue or fascia. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

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

Endo previously collaborated with partners to commercialize XIAFLEX® and Xiapex® outside of the United States; however, Endo terminated third party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

On October 19, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endo, and Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of Endo (“Purchaser”). Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2020 (the “Offer”) to acquire all of the Company’s issued and outstanding shares of common stock (the “Company Shares”) at a purchase price of $88.50 per share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest. See Note 8 “Subsequent Events” for disclosure relating to the Merger Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s 2019 Annual Report.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the risk factors discussed herein and in Part I, Item 1A. Risk Factors in our 2019 Annual Report filed with the SEC on March 16, 2020 and our subsequent filings and reports, including, without limitation, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the risk factors included herein.

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

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company makes certain assumptions and estimates for its revenues, income taxes, and third-party royalties. We base our estimates on historical experience, and other relevant data including interim data provided by Endo and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. For further details, see notes “Revenue Recognition,” “Provision for Income Taxes,” and “Third-Party Royalties.”

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

Cash, Cash Equivalents, and Investments

Cash equivalents include only securities having a maturity of 90 days or less at the time of purchase. Investments are stated on an amortized cost basis. The Company limits its credit risk associated with cash, cash equivalents, and investments by placing its investments with banks it believes are highly creditworthy and with highly rated money market funds, certificates of deposit, commercial paper, U.S. government agency bonds, municipal bonds, and corporate bonds. All investments are classified as held to maturity. As of September 30, 2020, and December 31, 2019, the amortized cost of these investments was $118.2 million and $100.8 million, respectively. No unrealized gains or losses were recorded in either period.

Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including cash, cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the duration of those instruments. As of September 30, 2020, and December 31, 2019, there were no recorded unrealized gains or losses on our investments as they are classified as held-to-maturity. As of September 30, 2020, and December 31, 2019, amortized cost basis of the investments approximated their fair value.

The schedule of maturities as of September 30, 2020 and December 31, 2019 are as follows:

	Maturities as of		Maturities as of
	September 30, 2020		December 31, 2019
	1 Year or Less	Greater than 1 Year	1 Year or Less	Greater than 1 Year
Municipal bonds	$12,596,326	$2,512,697	$11,341,249	$—
Government agency bonds	1,158,191	3,500,000	11,950,738	6,231,804
US Treasury bonds	6,006,593	—	—	—
Corporate bonds	60,012,228	27,812,183	57,321,784	6,675,958
Certificates of deposit	4,071,401	497,018	3,626,147	3,661,262
Total	$83,844,739	$34,321,898	$84,239,918	$16,569,024

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

As of September 30, 2020, the Company held certain investments that are required to be measured at fair value on a recurring basis. The following tables present the Company’s fair value hierarchy for these financial assets as of September 30, 2020 and December 31, 2019:

September 30, 2020	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$253,460	$253,460	$—	$—
Investments	Certificates of Deposit	4,568,419	4,568,419	—	—
Investments	Municipal Bonds	15,109,023	—	15,109,023	—
Investments	Government Agency Bonds	4,658,191	—	4,658,191	—
Investments	US Treasury Bonds	6,006,593	—	6,006,593	—
Investments	Corporate Bonds	87,824,411	—	87,824,411	—

December 31, 2019	Type of Instrument	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	Institutional Money Market	$950,658	$950,658	$—	$—
Investments	Certificates of Deposit	7,287,409	7,287,409	—	—
Investments	Municipal Bonds	11,341,249	—	11,341,249	—
Investments	Government Agency Bonds	18,182,542	—	18,182,542	—
Investments	Corporate Bonds	63,997,742	—	63,997,742	—

Concentration of Credit Risk and Major Customers

The Company maintains bank account balances, which, at times, may exceed insured limits. The Company has not experienced any losses with these accounts and believes that it is not exposed to any significant credit risk on cash.

The Company maintains investments in FDIC insured certificates of deposits, municipal bonds, and corporate bonds.

The Company is currently dependent on one customer, Endo, which generates almost all the Company’s revenues. For the three and nine months ended September 30, 2020, licensing, sublicensing, milestones, and royalty revenues under the License Agreement with Endo were $11.3 million and $24.8 million, respectively and for the three and nine months ended September 30, 2019, licensing, sublicensing, milestones and royalty revenues under the License Agreement with Endo were $9.4 million and $26.4 million, respectively.

At September 30, 2020 and December 31, 2019, our accounts receivable balances from Endo were $13.6 million and $19.1 million, respectively.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. For the nine months ended September 30, 2020, we repurchased 7,573 shares at an average price of $54.50. For the nine months ended September 30, 2019, there were 6,209 shares repurchased at an average price of $57.54.  The stock repurchase program terminated in May 2020.

Receivables and Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. We may maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Our accounts receivable balance is typically due from Endo, our single large specialty pharmaceutical customer. Endo has historically paid timely and has been a financially stable organization. Due to the nature of the accounts receivable balance, we believe the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of Endo were to deteriorate, adversely affecting its ability to make payments, additional allowances would be required. We may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2020 and December 31, 2019, our accounts receivable balance was $13.6 million and $19.1 million, respectively, and was from one customer, Endo.

Third-Party Royalties

We have entered into licensing and royalty agreements with third parties and agreed to pay certain royalties on net sales of products for specific indications. The royalty rates differ from agreement to agreement. No assumptions should be made that any disclosed royalty rate payable to a particular third party is the same or similar with respect to any royalty rate payable to any other third parties. We accrue third-party royalty expenses on net sales reported to us by Endo. Third-party royalty costs are generally expensed under general and administrative in the quarter that the net sales have occurred. For the three and nine months ended September 30, 2020, third-party royalty expenses on royalty revenue were $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2019, third-party royalty expenses on royalty revenue were $0.2 million and $0.7 million, respectively. In addition, the Company incurred a milestone fee of $1.5 million on license revenue in the third quarter 2020 upon the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of cellulite.

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

Under the Company’s 2019 Omnibus Incentive Compensation Plan (the “Plan”), grants to employees, key advisors, on non-employee directors may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, or cash awards. As of September 30, 2020, options to purchase 242,187 shares of common stock and 12,666 restricted stock awards were outstanding under the Plan, and a total of 1,079,982 shares remained available for grant under the Plan. Grants under the Plan vest over periods ranging from one to four years and expire ten years from date of grant.

2019 Omnibus Incentive Compensation Plan (2019 Plan)

Restricted Stock Awards

A summary of the restricted stock awards activity during the nine months ended September 30, 2020 is presented below:

		Weighted-
		Average Grant
		Date Fair Value
	Restricted Stock	Per Share
Nonvested at December 31, 2019	10,450	$60.47
Issued	13,666	62.62
Vested	(11,450)	59.60
Forfeited	—	—
Nonvested at September 30, 2020	12,666	$63.58

Stock-based compensation expense related to restricted stock awards recognized in general and administrative expense was $178,000 and $515,000 for the three month and nine months ended September 30, 2020, respectively, and $146,000 for both the three and nine months ended September 30, 2019.

As of September 30, 2020, there was $578,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to restricted stock. This cost is expected to be recognized over the vesting periods of the restricted stock, with a weighted-average period of 1.00 year.

Stock Option Activity

For the nine months ended September 30, 2020, we granted a total of 202,000 stock options with a weighted average grant date fair value of $61.92 per share.

The assumptions used in the valuation of stock options granted during the nine months ended September 30, 2020 were as follows:

Nine Months Ended
September 30, 2020
Risk-free interest rate	0.29% - 1.61%
Expected term of option	5.5 - 6.25 years
Expected stock price volatility	39.5% - 41.5%
Expected dividend yield	$0.0

A summary of our stock option activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2019	189,187	$46.79	8.62	$1,920,684
Grants	202,000	61.92	—	—
Exercised	(1,500)	41.15	—	—
Forfeited	(147,500)	56.51	—	—
Outstanding at September 30, 2020	242,187	$56.49	8.35	$—
Exercisable at September 30, 2020	42,687	$33.45	2.77	$827,256

During the nine months ended September 30, 2020 and 2019, the Company received $0.1 million and $2.1 million, respectively, from stock options exercised by option holders.

Aggregate intrinsic value represents the total pre-tax intrinsic value based on the closing price of our common stock of $52.83 on September 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. We have $4.4 million in unrecognized compensation cost related to stock options outstanding as of September 30, 2020, which we expect to recognize over the next 8.35 years.

Stock-based compensation expense related to stock options recognized in general and administrative expenses was  $333,000 for the three months ended September 30, 2020 and $469,000 for the nine months ended September 30, 2020, and $114,000 and $374,000 for the three and nine months ended September 30, 2019, respectively.  Stock compensation expense related to restructuring associated with the acceleration of vesting of certain stock options and restricted stock units was $190,000 for the nine months ended September 30, 2020 (see Note 7).

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Machinery and equipment, furniture and fixtures, and autos are depreciated on a straight-line basis over their estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining life of the lease. At September 30, 2020, total gross property and equipment consisted of furniture and fixtures of $69,000 with an expected useful life of five years.

Comprehensive Income

For each of the three and nine months ended September 30, 2020 and 2019, we had no components of other comprehensive income other than net income itself.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of September 30, 2020 and December 31, 2019, the Company has not recorded any unrecognized tax benefits. We classify interest associated with income taxes under interest expense and tax penalties under other.

Commitments and Contingencies

We determine if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. We apply a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. We recognize the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2019 due to the short-term nature of our then-existing lease in Lynbrook, New York.

In December 2019, we recorded a right-of-use lease asset of $243,000, a short-term lease liability of $76,000, and a long-term lease liability of $167,000 associated with the lease of our new headquarters in Wilmington, Delaware.

The following table summarizes the maturity of the Company’s lease obligations on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our balance sheet as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
2020	$20,605	$75,352
2021	84,893	84,893
2022	87,428	87,428
Total lease payments	192,926	247,673
Less: interest	(6,656)	(11,560)
Total lease obligation	$186,270	$236,113

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

Total operating lease expenses amounted to $21,000 and $101,000 for the three and nine months ended September 30, 2020 and $34,000 and $101,000 for the three and nine months ended September 30, 2019, respectively.

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

See Note 8 “Subsequent Events” for disclosure regarding litigation related to the Merger Agreement.

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

The Rights Agreement was amended on October 19, 2020; see Note 8 “Subsequent Events” for disclosure relating to the Rights Agreement amendment.

Shelf Registration Statement

On June 26, 2020, we filed a shelf registration statement on Form S-3, which we subsequently amended on July 15, 2020, relating to the sale, from time to time, in one or more transactions, of up to $200,000,000 of common stock, preferred stock, debt securities, warrants, and units (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective on July 17, 2020.  As of September 30, 2020, $200,000,000 remained available for issuance under the Shelf Registration Statement.  As set forth in the Shelf Registration Statement, the Company expects to use a substantial portion of the net proceeds from the sale of securities under the Shelf Registration Statement for general corporate purposes; the Company, however, has not allocated the net proceeds for any specific purposes.

At-The-Market Equity Offering Sales Agreement

On August 31, 2020, the Company entered into an At-The-Market Equity Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Oppenheimer & Co. Inc. (“Oppenheimer” and, together with Stifel, the “Agents”) pursuant to which the Company may issue and sell, from time to time, at its option, shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $75,000,000 (the “ATM Shares”) through the Agents, as its sales agents.

Subject to the terms and conditions of the ATM Agreement, the Agents will use their commercially reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to pay the Agents’ commissions for their services in acting as the Company’s agents in the sale of the ATM Shares in the amount of 3.0% of gross proceeds from the sale of the ATM Shares pursuant to the ATM Agreement. The Company also has agreed to provide the Agents with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the ATM Agreement and (b) the termination of the ATM Agreement by the parties thereto.

During the third quarter, the Company did not make any sales under the ATM Agreement.

3.	NET INCOME PER SHARE

In accordance with ASC 260, Earnings Per Share, basic net income per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net income per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock awards using the treasury stock method. For the three and nine months ended September 30, 2020, there were 21,813 and 23,327, respectively, of common equivalent shares attributable to stock options and restricted stock awards that were included in the calculation of diluted net income per share. For the three and nine months ended September 30, 2019 there were 24,822 and 41,036, respectively, of common equivalent shares attributable to stock options and restricted stock awards that were included in the calculation of diluted net income per share. There were 200,630 and 176,389 stock options and restricted stock awards excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2020, respectively, because their effects are anti-dilutive. There were 60,500 and 60,000 stock options and restricted stock awards to purchase shares excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2019, respectively, because their effects are anti-dilutive.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Trade accounts payable	$98,665	$197,077
Accrued legal and other professional fees	526,099	330,787
Accrued payroll, severance, and related costs	591,116	209,330
Third-party royalties	156,000	228,000
Restructuring accrual	10,000	—
Other accruals	79,500	33,215
Total	$1,461,380	$998,409
5.

5.	PATENT COSTS

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and review for impairment on a quarterly basis and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of September 30, 2020 and December 31, 2019, no impairment existed, and no adjustments were warranted.

No costs were capitalized during the three and nine months ended September 30, 2020, as compared to $97,000 and $190,000 for three and nine months ended September 30, 2019, respectively. Patent costs may be creditable against future royalty revenues. For each period presented below, net patent costs consisted of:

	September 30,	December 31,
	2020	2019
Patents	$1,272,625	$1,272,625
Accumulated amortization	(761,280)	(699,348)
	$511,345	$573,277

The amortization expense for patents for the three and nine months ended September 30, 2020 was $21,000 and $62,000 respectively, and for the three and nine months ended September 30, 2019 was $29,000 and $72,000, respectively. The  aggregate amortization expense for the remaining three months of 2020 and each of the years below is as follows:

October 1, 2020 – December 31, 2020	$20,644
2021	65,427
2022	65,427
2023	65,427
2024	65,427
Thereafter	228,993
6.

6.PROVISION FOR INCOME TAXES

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business, R&D activities, vesting of nonqualified options and other items. The provision for income taxes is based on an estimated effective tax rate derived from our consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for the fiscal year. The provision for income taxes for the three and nine months ended September 30, 2020 was $1.4 million and $2.6 million, respectively, and for the three and nine months ended September 30, 2019 was $1.6 million and $3.7 million, respectively. As of September 30, 2020 and December 31, 2019, our net deferred tax liabilities were $0.3 and $0.6 million, respectively.

The estimated effective tax rate for both the three and nine months ended September 30, 2020 was 21% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 plus the effects, if any, of certain discrete items occurring in 2020.

The estimated effective tax rate for the three and nine months ended September 30, 2019 was 20% and 18%, respectively, of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects, if any, of certain discrete items occurring in 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including, among other things, (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid taxes. The income tax provisions of the CARES Act had limited applicability to the Company as of September 30, 2020, and therefore, the enactment of the CARES Act did not have a material impact on the Company’s consolidated financial statements as of, and for the three and nine months ended, September 30, 2020. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretative guidance becomes available.

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

As a result, we recorded a one-time restructuring charge of $1.1 million in the first quarter of fiscal 2020. The restructuring charge is associated with $0.9 million of one-time termination benefits that we expect to pay out in cash over a period of nine months and $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units. The estimated liability for termination benefits was recorded at fair value during the first quarter of 2020 as a current liability in the consolidated balance sheet. These termination benefits consist of severance payments, reimbursement of benefits payments, and guaranteed consulting payments. Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations are as follows:

Nine Months Ended
September 30,
2020
Restructuring accrual, January 1, 2020	$—
Termination costs	1,070,024
Facility exit costs	76,020
Payments	(945,612)
Stock compensation expense charged to additional paid-in-capital	(190,432)
Restructuring accrual, September 30, 2020	$10,000

On April 6, 2020, the Company and Mr. J. Kevin Buchi mutually agreed that Mr. Buchi would step down as Chief Executive Officer and as a director of the Company, effective immediately. The Company and Mr. Buchi have entered into a separation agreement that details the termination benefits to which he is entitled. The Company recorded zero and $0.6 million in separation costs related to this agreement in general and administrative expenses for the three and nine months ended September 30, 2020, respectively.  The remaining accrual of $0.3 million at September 30, 2020 is included in accounts payable and accrued expenses and will be paid out over the next 6 months.

8. SUBSEQUENT EVENTS

Merger Agreement

On October 19, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endo, and Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of Endo (“Purchaser”).

Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2020 (the “Offer”) to acquire all of the Company’s issued and outstanding shares of common stock (the “Company Shares”) at a purchase price of $88.50 per share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest.

The Offer will initially remain open for 20 business days from the date of commencement of the Offer. Under certain circumstances as set forth in the Merger Agreement, Purchaser may be required to extend, or may elect to extend, the Offer on one or more occasions.

Following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Endo, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware without a vote of the Company stockholders (the “Merger”). At the effective time of the Merger (the “Effective Time”), and without any action on the part of the holders of any Company Shares, each Company Share, other than any Company Shares (i) owned at the commencement of the Offer and immediately prior to the Effective Time by Parent, Purchaser, or the Company or any direct or indirect wholly-owned subsidiary thereof, (ii) irrevocably accepted for purchase pursuant to the Offer, or (iii) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be automatically converted into the right to receive an amount in cash equal to the Offer Price, subject to reduction for any applicable withholding taxes and without interest.

We expect the Merger to be completed in December 2020.

Schedule 14D-9 and Schedule TO

In connection with the Merger, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) with the SEC by the Company in connection with the proposed Merger on November 2, 2020. Also on November 2, 2020 and in connection with the Merger, Endo filed a Tender Offer Statement on Schedule TO (the “Schedule TO”).

Amendment to Rights Agreement

On October 19, 2020, in connection with the execution of the Merger Agreement, the Company and Worldwide Stock Transfer, LLC (the “Rights Agent”) entered into Amendment No. 1 to Rights Agreement (the “Rights Amendment”) to the Rights Agreement, for the purpose of amending the Rights Agreement to render it inapplicable to the Merger Agreement, the execution thereof, and the performance or consummation of the transactions contemplated thereby, including, without limitation, the Merger and the Offer. In particular, the Amendment provides that (i) none of the approval, adoption, execution, delivery, and/or amendment of the Merger Agreement, the public announcement and/or public disclosure by any person of the Merger Agreement or any of the transactions contemplated thereby, including, without limitation, the Merger and the Offer, or the performance and/or consummation of any of the transactions contemplated by the Merger Agreement, including, without limitation, the Merger and the Offer, will result in (A) any of Endo or Purchaser, or any of their respective affiliates or associates, either individually or together, being deemed to be an Acquiring Person, Beneficial Owner of or of Beneficially Owning (each as defined in the Rights Agreement) the Company’s common stock or other securities, (B) the occurrence of a Triggering Event (as defined in the Rights Agreement), (C) the occurrence of a Distribution Date (as defined in the Rights Agreement), (D) the occurrence of a Shares Acquisition Date (as defined in the Rights Agreement), or (E) the occurrence of a Section 11(a)(ii) Event or a Section 13 Event (each as defined in the Rights Agreement), and (ii) if they have not previously expired, the Rights (as defined in the Rights Agreement) expire immediately prior to the Effective Time of the Merger, but only if such Effective Time shall occur.

Litigation related to the Merger

On November 2, 2020, a purported stockholder of Company filed a complaint in the United States District Court for the District of Delaware against Company and its directors, captioned Shiva Stein v. BioSpecifics Technologies Corp., et al., Case No. 1:20-cv-01491-UNA. The complaint names as defendants the Company and each member of the Company’s Board of Directors. The complaint alleges that the Schedule 14D-9 is materially incomplete and contains misleading representations and information in violation of Sections 14(e), 14(d) and 20(a) of the Exchange Act. The complaint seeks, among other things, (a) injunctive relief preventing the defendants from proceeding with, consummating or closing the transactions contemplated by the Merger Agreement, unless and until the defendants disclose certain material information to the Company’s stockholders; (b) rescission, to the extent already implemented, of the Merger Agreement or any of the terms thereof, or rescissory damages; (c) damages resulting from the defendants’ alleged wrongdoing; and (d) an award of costs and disbursements of the complaint, including reasonable attorneys’ fees and expert fees and expenses.

Additional complaints may be filed against the Company, the Company’s Board of Directors, Endo and/or Purchaser in connection with the transactions contemplated by the Merger Agreement, the Schedule TO and the Schedule 14D-9. If such additional complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional complaints.

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

Endo filed a biologics license application for CCH for the treatment of cellulite with the FDA. On July 6, 2020, Endo announced that it received FDA approval of Qwo™ (collagenase clostridium histolyticum- aaes) for the treatment of moderate to severe cellulite in the buttocks of adult women. Endo anticipates that Qwo™ will be available commercially in the U.S. starting in spring 2021. Endo dosed the first patient in a clinical trial in plantar fibromatosis in June 2020 and adhesive capsulitis, also known as frozen shoulder, in July 2020. Adhesive capsulitis is an inflammation and thickening of the shoulder capsule due to collagen which causes decreased motion in the shoulder. Plantar fibromatosis is a non-malignant thickening of the feet’s deep connective tissue or fascia. There are currently no FDA-approved pharmaceutical therapies available to treat either condition.

We have developed injectable CCH for 12 clinical indications to date. Under our license agreement with Endo, Endo has the right to further develop CCH for frozen shoulder and plantar fibromatosis, as well as certain other licensed indications. Endo has a right to opt-in for use of CCH in the treatment of uterine fibroids.

On October 19, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endo, and Beta Acquisition Corp., a Delaware corporation and wholly-owned indirect subsidiary of Endo (“Purchaser”). Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, Purchaser commenced a tender offer on November 2, 2020 (the “Offer”) to acquire all of the Company’s issued and outstanding shares of common stock (the “Company Shares”) at a purchase price of $88.50 per share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes and without interest. See Note 8 “Subsequent Events” for disclosure relating to the Merger Agreement.

Third Quarter Highlights and Outlook

●	Overall revenues for the quarter increased over the prior quarter as a result of a $2.0 million milestone payment received from Endo which was due upon the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) as well as a recovery over the previous quarter in sales of XIAFLEX®. Endo expects revenues to continue to recover during the remainder of 2020 as physician and patient activities continue returning toward pre-COVID-19 levels.
●	In July 2020, Qwo™ (collagenase clostridium histolyticum-aaes), the first and only U.S Food and Drug Administration (FDA)-approved injectable treatment for cellulite was approved by the FDA. Endo’s commercial launch is expected to occur in spring 2021.

Impact of COVID-19

The outbreak of COVID-19 has adversely impacted the U.S. and global economies. Our year-to-date 2020 royalty revenues declined by 14% as compared to year-to-date 2019 as a result of royalties associated with lower net sales due to the impact of COVID-19, including, but not limited to the effect of significant office closures and less office visits for physician-administered products. Based on public disclosures made by Endo, we currently anticipate that revenues from our license agreement with Endo will continue to recover during the remainder of 2020 as patient activities return to pre-COVID-19 levels. We also currently expect full-year 2020 revenues to decline compared to full-year 2019 revenues due to Endo’s termination of third-party partnership agreements that provided for the sale of XIAFLEX® and and Xiapex® in markets outside of the United States.

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

Endo previously collaborated with partners to commercialize XIAFLEX® and Xiapex® outside of the United States; however, Endo terminated third-party partnership agreements for markets outside of the United States, which will reduce the amount of royalty revenues received by us. We do not believe that this reduction will have a material effect on our future consolidated statements of operations.

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

For more information regarding the risks facing the Company, please see the risk factors discussed under the heading “Risk Factors” under Part II, Item 1A. herein, under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and Item 1A. of Part 1 of our 2019 Annual Report.

Critical Accounting Policies, Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience, interim data provided by Endo, and on various other assumptions that we believe are reasonable under the circumstances. The financial information at September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The December 31, 2019 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2019 audited consolidated financial statements. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

As described in Note 2 to our accompanying Condensed Consolidated Financial Statements, there have been no significant changes to our critical accounting policies for the three and nine months ended September 30, 2020, compared to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the three months ended September 30, 2020 were $9.3 million as compared to $9.4 million in the corresponding 2019 period.

License Revenue

Under a development and license agreement with Endo, the Company received a milestone payment of $2.0 million in the three months ended September 30, 2020 in conjunction with the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of cellulite.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs, and overhead. R&D expenses also consist of third-party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the three months ended September 30, 2020 and 2019, R&D expenses were $179,000 and $143,000, respectively, and in each case, are primarily related to the development work associated with our other R&D programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, consultant costs, legal fees, investor relations, professional fees, and overhead costs. General and administrative expenses for the three months ended September 30, 2020 and 2019 were $3.1 million and $2.0 million, respectively. Increases in general and administrative expenses were mainly due to an increase in headcount and associated compensation costs, legal fees, stock compensation expense, and consulting fees.

Milestone Fee

Under a third-party licensing and royalty agreement, the Company incurred a milestone fee of $1.5 million in the third quarter 2020 upon the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of cellulite.

Other Income

Other income for the three months ended September 30, 2020 was $265,000 compared to $505,000 in the corresponding 2019 period. Other income consists of interest earned on our investments.  The decrease is due to lower returns on investments in the 2020 period as compared to the 2019 period.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business including stock-based compensation, revenue and leases. For the three months ended September 30, 2020, our provision for income taxes was $1.4 million. The estimated effective tax rate for the three months ended September 30, 2020 was 21% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2020 plus the effects of certain discrete items occurring in 2020. For the three months ended September 30, 2019, our provision for income taxes was $1.6 million. Our effective tax rate for the three months ended September 30, 2019 was 20%. Our effective tax rate was also impacted by the discrete impact of current period stock option exercises, which impacts the effective rate in the period in which it occurs.

Net Income

For the three months ended September 30, 2020, we recorded net income of $5.4 million, or $0.73 per basic common share and $0.73 per diluted common share, compared to a net income of $6.3 million, or $0.86 per basic common share and $0.85 per diluted common share, for the same period in 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenues

Royalties

Royalties consist of royalties and the mark-up on cost of goods sold under the License Agreement. Total royalty and mark-up on cost of goods sold for the nine months ended September 30, 2020 were $22.8 million as compared to $26.4 million in the corresponding 2019 period, representing a decrease of $3.6 million, or 14%. The decrease in total revenues was primarily due to royalties associated with lower net sales due to the impact of COVID-19, including, but not limited  to the effect of significant office closures and less office visits for physician-administered products. Royalties also decreased due to Endo’s termination of third-party partnership agreements that provided for the sale of XIAFLEX® and and Xiapex® in markets outside of the United States.

License Revenue

Under a development and license agreement with Endo, the Company received a milestone payment of $2.0 million in the nine months ended September 30, 2020 in conjunction with the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of cellulite.

Research and Development Activities and Expenses

R&D expenses include, but are not limited to, internal costs, such as salaries and benefits, costs of materials, lab expenses, facility costs and overhead. R&D expenses also consist of third-party costs, such as medical professional fees, product costs used in clinical trials, consulting fees, and costs associated with clinical study arrangements. For the nine months ended September 30, 2020 and 2019, R&D expenses were $462,000 and $454,000, respectively, and in each case, are primarily related to the development work associated with our other R&D programs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs for personnel, third-party royalty fees, consultant costs, legal fees, investor relations, professional fees and overhead costs. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $10.2 million and $6.6 million, respectively. The increase in general and administrative expenses was mainly due to increased legal fees, an increase in headcount and associated compensation costs, separation costs, stock compensation expense and directors’ fees.

Milestone Fee

Under a third-party licensing and royalty agreement, the Company incurred a milestone fee of $1.5 million in the third quarter 2020 upon the FDA approval of Qwo™ (collagenase clostridium histolyticum-aaes) for the treatment of cellulite.

Restructuring Charges

On January 7, 2020, we announced that we would be relocating our corporate headquarters from Lynbrook, New York to Wilmington, Delaware as of April 7, 2020. On January 6, 2020, in connection with the relocation, we notified five employees and one consultant that their services would no longer be required effective March 31, 2020. On March 23, 2020, the five employees and one consultant were given separation agreements detailing the termination benefits to which they would be entitled. As a result, we recorded a one-time restructuring charge of $1.1 million in the first quarter of fiscal 2020. The restructuring charge is primarily associated with $0.9 million of one-time termination benefits being paid out in cash over the six months beginning April 2020 and $0.2 million of one-time non-cash termination expenses associated with the acceleration of vesting of certain stock options and restricted stock units.

Other Income

Other income for the nine months ended September 30, 2020 was $1.1 million compared to $1.5 million in the corresponding 2019 period. Other income consists of interest earned on our investments.

Provision for Income Taxes

Our deferred tax liabilities and deferred tax assets are impacted by events and transactions arising in the ordinary course of business including stock-based compensation, revenue and leases. For the nine months ended September 30, 2020, the provision for income taxes was $2.6 million. The estimated effective tax rate for the nine months ended September 30, 2020 was 21% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2020 plus the effects of certain discrete items occurring in 2020.  For the nine months ended September 30, 2019, our provision for income taxes was $3.7 million. The estimated effective tax rate for the nine months ended September 30, 2019 was 18% of pre-tax income reported in the period, calculated based on the estimated annual effective tax rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in 2019 including current period stock option exercises.

Net Income

For the nine months ended September 30, 2020, we recorded net income of $10.0 million, or $1.36 per basic common share and $1.36 per diluted common share, compared to a net income of $17.1 million, or $2.34 per basic common share and $2.33 per diluted common share, for the same period in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through product sales, licensing revenues and royalties under agreements with third parties and sales of our common stock.

At September 30, 2020 and December 31, 2019, we had cash and cash equivalents and investments in the aggregate of $121.0 million and $105.8 million, respectively. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months from the date of this filing.

On June 26, 2020, we filed a shelf registration statement on Form S-3, which we subsequently amended on July 15, 2020, relating to the sale, from time to time, in one or more transactions, of up to $200,000,000 of common stock, preferred stock, debt securities, warrants, and units (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective on July 17, 2020.  As of September 30, 2020, $200,000,000 remained available for issuance under the Shelf Registration Statement.  As set forth in the Shelf Registration Statement, the Company expects to use a substantial portion of the net proceeds from the sale of securities under the Shelf Registration Statement for general corporate purposes; the Company, however, has not allocated the net proceeds for any specific purposes.

On August 31, 2020, the Company entered into an At-The-Market Equity Sales Agreement (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Oppenheimer & Co. Inc. (“Oppenheimer” and, together with Stifel, the “Agents”) pursuant to which the Company may issue and sell, from time to time, at its option, shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $75,000,000 (the “ATM Shares”) through the Agents, as its sales agents.

Subject to the terms and conditions of the ATM Agreement, the Agents will use their commercially reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has agreed to pay the Agents’ commissions for their services in acting as the Company’s agents in the sale of the ATM Shares in the amount of 3.0% of gross proceeds from the sale of the ATM Shares pursuant to the ATM Agreement. The Company also has agreed to provide the Agents with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the ATM Agreement and (b) the termination of the ATM Agreement by the parties thereto.

During the third quarter, the Company did not make any sales under the ATM Agreement.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $16.4 million as compared to $14.5 million in the 2019 period. Net cash provided by operating activities in the 2020 period was primarily attributable to net income, a reduction in accounts receivable of $5.5 million, and non-cash items used to reconcile net income to net cash provided by operating activities of $1.8 million. Net cash provided by operating activities in the 2019 period was primarily attributable to our net income partially offset by a reduction in accounts payable, accrued expenses and income taxes payable of $1.9 million and an increase in accounts receivable of $1.3 million.  Non-cash items used to reconcile net income to net cash provided by operating activities of $0.9 million included amortization of patent costs, bond premiums and discounts, stock-based compensation expense and deferred tax expense.

Net cash used in investing activities for the nine months ended September 30, 2020 was $18.2 million as compared to net cash used in investing activities of $16.7 million for the corresponding 2019 period. The net cash used in investing activities in the 2020 period primarily reflects the investment of $105.4 million and the maturing of $87.3 million in marketable securities. The net cash used in investing activities in the 2019 period reflects the investment of $93.4 million and the maturing of $76.6 million in marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2020 was $0.4 million as compared to net cash provided by financing activities of $1.8 million in the corresponding 2019 period. In the 2020 period, net cash used in financing activities was due to the repurchase of $0.4 million of our common stock under our stock repurchase program partially offset by proceeds received from stock option exercises of $62,000. In the 2019 period, net cash provided by financing activities was due to proceeds received from stock option exercises of $2.1 million partially offset by the repurchase of $0.4 million of our common stock under our stock repurchase program.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 12, 2020, the Company filed an arbitration demand against the Research Foundation of the State University of New York for and on behalf of Stony Brook University (“Research Foundation”) seeking a declaration that one of its former employees is a co-investor of the Research Foundation’s patent for the treatment of cellulite (U.S. Patent No. 10,123,959, which has an expiration date of February 7, 2027), and challenging the Research Foundation’s prospective rights to royalties under the Cellulite License Agreement dated August 23, 2007 (the “Cellulite License Agreement”), which is described in the Company’s 2019 Annual Report.  This is a private and confidential arbitration administered by the American Arbitration Association. The Research Foundation has denied the allegations of the demand and asserted counterclaims alleging principally that the Company is in breach of its obligations under the Cellulite License Agreement.  The Company has responded to the counterclaim, denying the allegations and requesting judgment in its favor on all claims.  However, should the Research Foundation prevail in this arbitration, it could have a material adverse effect on the Company’s future financial results.

See Note 8 “Subsequent Events” for disclosure regarding litigation related to the Merger Agreement.

Item 1A. Risk Factors

Risks Related to Our Business and Operations

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

The continued spread of COVID-19 globally could materially and adversely impact our operations including without limitation, future clinical trial operations, regulatory approval and the timing thereof, the operations of our collaboration partners, travel, and employee health and availability which may have a material and adverse effect on our business, financial condition, and results of operations. Specifically, depending upon the length and severity of the pandemic, COVID-19 could impact:

●	Our future clinical trial plans, specifically with respect to uterine fibroids;
●	Endo’s development programs for the CCH treatment of plantar fibromatosis and adhesive capsulitis;
●	Endo’s commercialization and launch of CCH treatment for cellulite which has already been postponed until spring 2021 because of the pandemic; and
●	Endo’s ability to manufacture, market, and sell XIAFLEX® with respect to DC and PD.

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

In response to public health directives and orders, Endo has implemented alternative working practices and work-from-home requirements for appropriate employees, as well as temperature screenings, health questionnaires, social distancing, modified schedules, shift rotation, and other similar policies at its manufacturing facilities. Endo launched a hybrid approach selling model as of June 1, 2020 for its field employees, which allows virtual and/or live engagement with healthcare providers and other customers. Endo has also suspended international and domestic travel. The effects of COVID-19, including these public health directives and orders and Endo’s policies, have had an impact on Endo’s business and may in the future materially disrupt its business (including its manufacturing and supply chain operations by significantly reducing its output), negatively impacting its productivity, and delaying its product development programs.

The global pandemic may have significant impacts on third-party arrangements, including those with Endo’s manufacturing, supply chain, and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of Endo’s third-party providers to meet their obligations to Endo on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Due to these disruptions and other factors, including changes in Endo’s workforce availability, and increased demand for some of Endo’s critical care products during this pandemic, Endo’s ability to meet its obligations to third-party distribution partners may be negatively impacted. As a result, Endo has delivered, and in the future Endo or its third-party providers may deliver, notices of the occurrence of a force majeure or similar events under certain of its third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm Endo’s reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in Endo’s operations. Such disruptions could be acute with respect to certain of its raw material suppliers where Endo may not have readily accessible alternatives or alternatives may take longer to source than usual. While Endo attempts, when possible, to mitigate its raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm Endo’s ability to manufacture XIAFLEX® and its ability to meet consumer demand, including any increase in demand for any of its products.

Endo has experienced, and expects to continue to experience, changes in customer demand as the COVID-19 pandemic continues to evolve, which are difficult to predict. The current economic crisis and increased unemployment rates resulting from COVID-19 have the potential to significantly reduce individual disposable income and depress consumer confidence, which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. Additionally, as part of the measures to address COVID-19, certain healthcare providers are not currently performing various medical procedures, including those that use XIAFLEX®. For example, beginning in the last two weeks of the first quarter of 2020, certain of Endo’s products that are physician administered, including XIAFLEX®, experienced significantly decreased sales volumes due to reduced physician office activity and patient office visits compared to prior year because of the COVID-19 pandemic. Furthermore, Endo is unable to predict the impact that COVID-19 may have going forward on its business, results of operations or financial position of any of its major customers, which could impact each customer to varying degrees and at different times and could ultimately impact its financial performance. Certain of Endo’s competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.

Additionally, Endo’s product development programs have been, and may continue to be, adversely affected by the global pandemic and the prioritization of production during this pandemic. The public health directives in response to COVID-19 requiring social distancing and restricting non-essential business operations have in certain cases caused and may continue to cause delays, increased costs, and additional challenges in Endo’s product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, Endo may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on its applications and products in development, including dates scheduled for 2020, could be subject to delays beyond Endo’s control as regulators such as the FDA focus on COVID-19. For example, as a result of COVID-19 and its impact on medical aesthetics physician office closures and consumer spending, Endo has moved the anticipated product launch of Qwo™ to spring 2021. In addition, Endo has assessed, and expects to continue to assess, the timeline for commercialization of other products. Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and in our 2019 Annual Report and Endo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as subsequently supplemented and amended, and have other adverse effects on Endo’s operations that Endo is not currently able to predict. For example, the global economic disruptions and volatility in the financial markets could further depress Endo’s ability to obtain or renew insurance on satisfactory terms or at all. Additionally, Endo may also be required to delay or limit its internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing Endo’s strategic priorities or executing opportunistic corporate development transactions.

The magnitude of the effect of COVID-19 on Endo’s business will depend, in part, on the length and severity of the restrictions (including the effects of any “re-opening” actions and plans) and other limitations on Endo’s ability to conduct its business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above will be on both Endo’s domestic and international business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material.

COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on Endo’s business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of Endo’s securities.

Risks Related to the Proposed Merger with Endo

We have entered into a Merger Agreement with Endo to be acquired, and the pending sale of our Company poses certain risks to our business, including disrupting our business operations and subjecting us to litigation, as well as diverting management’s efforts from focusing on our business and affecting our ability to retain, recruit and motivate key personnel.

On October 19, 2020, we entered into a Merger Agreement with Endo and Purchaser. Pursuant to the Merger Agreement, and subject to its terms and conditions, we expect to be acquired by Endo in a cash tender offer, followed by a subsequent merger between us and Purchaser, whereby we would survive as a wholly owned subsidiary of Endo.  This transaction represents a total equity value of approximately $658.0 million on a fully-diluted basis.

The proposed Merger, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a loss of key personnel, and may affect our ability to recruit prospective employees, retain and motivate existing employees or cause a disruption in our operations.  The proposed Merger may also affect our relationships with third parties, including customers, suppliers and partners.  For example, entities that deal with us could defer decisions concerning a continued relationship with us, or seek to alter and terminate existing business relationships with us.

The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course consistent with past practice prior to the closing of the transactions contemplated by the Merger Agreement or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions, or to execute or adjust our business strategy.  In addition, litigation is common in connection with sales of publicly traded companies similar to us.  As a result, we and our directors and officers may become parties to lawsuits relating to the Merger, which, even if these lawsuits are without merit, could be time consuming, expensive and divert the attention of our management from operating our business.  If we experience the potential consequences of any of the foregoing risks, our results of operations, financial condition and prospects could be materially and adversely affected.

The Merger Agreement contains certain termination rights of Endo and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Endo a termination fee of $23.04 million.  If we are required to pay a termination fee pursuant to the Merger Agreement, our results of operations and financial position could be materially and adversely affected.

The tender offer, proposed Merger and pending sale of our Company may not be completed within the expected timeframe, or at all, and the failure to complete these transactions could adversely affect our business and the price of our common stock.

We cannot predict with certainty whether or when the tender offer, proposed Merger and pending sale of our Company will be completed.  Delays in these transactions could worsen the overall risks associated with these transactions.  If the pending sale of our Company is not completed, the price of our common stock may drop to the extent that the current price of our common stock reflects an assumption that the sale may be completed.  We have incurred, and continue to incur, significant transaction costs in connection with the pending Merger, for which we will have received little or no benefit if these transactions are not completed. Many of these costs will be payable even if the pending Merger is not completed and may relate to activities that we would not have undertaken other than to consummate the Merger.  Further, a failed transaction may result in negative publicity and may cause a negative impression about us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the tender offer and Merger, including any adverse impact in our relationships with employees, customers, suppliers or partners, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the tender offer, if the Merger is not completed.

Purchaser’s obligation to purchase the Company Shares and the completion of the Merger is subject to a number of conditions, including, among others (i) the valid tender of at least a majority of outstanding Company shares; (ii) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), or under any other antitrust law of a governmental authority of competent and applicable jurisdiction in Ireland; (iii) the absence of any law or order prohibiting or otherwise preventing the consummation of the Offer or the Merger; and (iv) other customary conditions set forth in the Merger Agreement, which make the completion and timing of the Merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed, the Company may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following:

●	The market price of the Company’s common stock could decline;
●	If the Merger Agreement is terminated and the Company’s Board of Directors seeks another business combination, Company stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Endo and Purchaser have agreed to in the Merger Agreement;

●	The time and resources, financial and other, committed by Company management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;
●	The Company could experience negative reactions; and
●	The Company will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

Any of these risks could materially and adversely impact the Company’s ongoing business, financial condition, financial results and stock price.

The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, any applicable waiting period (and any extension thereof) under the HSR Act relating to the completion of the Merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the Merger under certain other applicable foreign regulatory laws must have been obtained. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the Merger within their relevant jurisdiction, including, among other things, the impact on the parties’ respective customers and suppliers and the applicable defense ministry and the impact of the parties’ foreign investment in the jurisdiction. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the Merger.

Under the Merger Agreement, the Company and Endo have agreed to use their respective reasonable best efforts to obtain such authorizations and consents. However, the Company’s and Endo’s obligations to take such actions are subject to limitations, including that Endo need not take actions with respect to the Company if such action would reasonably be expected to be material to the business, assets or financial condition of the Company or materially detrimental to the benefits Endo expects as a result of the Merger.

In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign regulatory authorities or any state attorney general could take such action under antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the Merger. Endo and the Company may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the Merger set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.

Litigation related to the Merger may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Note 8 “Subsequent Events,” a complaint has been filed by an alleged stockholder of the Company against the Company and each of the members of the Company’s Board of Directors, purportedly in relation to the alleged omission of material facts related to the Merger from the Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) that was filed with the SEC by the Company in connection with the proposed Merger on November 2, 2020, in alleged violation of Section 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks to enjoin the closing of the Merger or, in the event that the Merger is consummated, recover damages, costs and fees. If injunctive relief is granted, then the Merger may not be consummated at all or within the expected timeframe. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending the lawsuit, we may incur substantial costs.

The Company is not able to estimate any possible loss from this litigation at this time. It is possible that additional lawsuits may be filed in connection with the proposed Merger.

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2019 Annual Report and under Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, we did not issue any unregistered shares of securities.

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

The following table presents a summary of share repurchases made by us during the nine months ended September 30, 2020.

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

Item 6. Exhibits

1.1

At-The-Market Equity Offering Sales Agreement, dated August 31, 2020, among the Company, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed August 31, 2020 (File No. 000-19879))

2.1

Agreement and Plan of Merger, dated as of October 19, 2020, by and among the Company, Endo International plc, and Beta Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 19, 2020 (File No. 000-19879))

4.1

Amendment No. 1 to Rights Agreement, dated as of October 19, 2020, to the Rights Agreement, dated as of April 10, 2020, by and between the Company and Worldwide Stock Transfer, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 19, 2020 (File No. 000-19879))

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

BIOSPECIFICS TECHNOLOGIES CORP.

Date: November 9, 2020	/s/ Joseph Truitt
Joseph Truitt
Chief Executive Officer and Principal Executive Officer